Form 10-Q
period 2013-06-30
CHANNELADVISOR CORP
filed 2013-08-07
CIK 1169652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35940

CHANNELADVISOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	56-2257867
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2701 Aerial Center Parkway, Morrisville, NC	27560
(Address of principal executive offices)	(Zip Code)

(919) 228-4700

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former

fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 31, 2013 was 21,644,862.

CHANNELADVISOR CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ChannelAdvisor Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash	$94,049	$10,865
Accounts receivable, net of allowance of $192 and $191 as of June 30, 2013 and December 31, 2012, respectively	9,177	9,571
Prepaid expenses and other current assets	2,428	2,589

Total current assets	105,654	23,025
Property and equipment, net	5,902	4,315
Goodwill	16,106	16,106
Intangible assets, net	868	1,245
Restricted cash	685	687
Other assets	335	2,644

Total assets	$129,550	$48,022

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,168	$1,269
Accrued expenses	5,387	4,650
Deferred revenue	12,299	9,750
Current portion of long-term debt	3,316	3,370
Other current liabilities	1,924	979

Total current liabilities	24,094	20,018
Long-term debt, net of current portion	7,905	7,603
Series A and Series C warrants liability	—	3,235
Long-term capital leases, net of current portion	1,800	1,136
Other long-term liabilities	1,837	1,714

Total liabilities	35,636	33,706

Commitments and contingencies

Redeemable convertible preferred stock:
Convertible Series A preferred stock, $0.001 par value, 0 and 94,069,763 shares authorized, 0 and 93,821,393 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	18,887
Convertible Series B preferred stock, $0.001 par value, 0 and 40,641,227 shares authorized, issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	18,000
Convertible Series B-1 preferred stock, $0.001 par value, 0 and 5,660,378 shares authorized, issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	3,000
Convertible Series C preferred stock, $0.001 par value, 0 and 80,000,000 shares authorized, 0 and 73,880,351 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	50,608

Total redeemable convertible preferred stock	—	90,495
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 and 303,500,000 shares authorized, 21,637,938 and 1,240,193 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	21	1
Additional paid-in capital	181,541	3,584
Accumulated other comprehensive loss	(447)	(289)
Accumulated deficit	(87,201)	(79,475)

Total stockholders’ equity (deficit)	93,914	(76,179)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$129,550	$48,022

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$15,976	$12,408	$30,898	$24,574
Cost of revenue	4,469	3,630	8,415	6,876

Gross profit	11,507	8,778	22,483	17,698
Operating expenses:
Sales and marketing	9,292	6,616	17,082	12,006
Research and development	2,910	2,523	5,891	5,074
General and administrative	2,801	1,986	5,142	3,774

Total operating expenses	15,003	11,125	28,115	20,854

Loss from operations	(3,496)	(2,347)	(5,632)	(3,156)
Other (expense) income:
Interest expense, net	(1,489)	(399)	(2,087)	(421)
Other income, net	2	12	14	16

Total other (expense) income	(1,487)	(387)	(2,073)	(405)

Loss before income taxes	(4,983)	(2,734)	(7,705)	(3,561)
Income tax expense	14	16	21	40

Net loss	$(4,997)	$(2,750)	$(7,726)	$(3,601)

Net loss per share:
Basic and diluted	$(0.56)	$(2.39)	$(1.52)	$(3.13)
Weighted average common shares outstanding:
Basic and diluted	8,847,309	1,152,142	5,094,552	1,148,649

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(4,997)	$(2,750)	$(7,726)	$(3,601)
Other comprehensive loss:
Foreign currency translation adjustments	(98)	(51)	(158)	(37)

Total comprehensive loss	$(5,095)	$(2,801)	$(7,884)	$(3,638)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2012	1,240,193	$1	$3,584	$(289)	$(79,475)	$(76,179)
Conversion of redeemable convertible preferred stock to common stock	13,401,499	13	91,137	—	—	91,150
Conversion of redeemable convertible preferred stock warrants to common stock warrants	—	—	3,632	—	—	3,632
Issuance of common stock from initial public offering, net of issuance costs	6,612,500	7	81,981	—	—	81,988
Cashless exercise of common stock warrants	194,885	—	—	—	—	—
Exercise of stock options	188,861	—	248	—	—	248
Stock-based compensation expense	—	—	959	—	—	959
Net loss	—	—	—	—	(7,726)	(7,726)
Foreign currency translation adjustments	—	—	—	(158)	—	(158)

Balance, June 30, 2013	21,637,938	$21	$181,541	$(447)	$(87,201)	$93,914

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(7,726)	$(3,601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,733	1,328
Bad debt expense (recovery)	90	(8)
Change in fair value of preferred stock warrants	1,052	(1)
Accretion of debt discount	303	107
Stock-based compensation expense	959	292
Change in lease incentive obligation	(10)	(10)
Amortization of debt issuance costs	26	10
Change in deferred rent	124	370
Changes in assets and liabilities:
Accounts receivable	111	547
Prepaid expenses and other assets	120	(106)
Restricted cash	—	155
Accounts payable and accrued expenses	989	327
Deferred revenue	2,836	2,578

Net cash provided by operating activities	607	1,988

Cash flows from investing activities
Purchases of property and equipment	(1,426)	(1,417)

Net cash used in investing activities	(1,426)	(1,417)

Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	86,095	—
Proceeds from issuance of debt, net of debt issuance costs	—	4,896
Repayment of debt and capital leases	(667)	(773)
Payment of deferred offering costs	(2,023)	—
Proceeds from exercise of stock options	804	27

Net cash provided by financing activities	84,209	4,150

Effect of currency exchange rate changes on cash	(206)	(43)

Net increase in cash	83,184	4,678

Cash, beginning of period	10,865	4,998

Cash, end of period	$94,049	$9,676

Supplemental disclosure of cash flow information
Cash paid for interest	$769	$384

Cash paid for income taxes	$67	$37

Supplemental disclosure of noncash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$91,150	$—

Conversion of preferred stock warrant to common stock warrant	$3,632	$—

Accretion of issuance costs on redeemable convertible preferred stock	$—	$15

Deferred offering costs included in accounts payable and accrued expenses	$537	$—

Accrued capital expenditures	$—	$218

Capital lease obligations entered into for the purchase of fixed assets	$1,454	$1,654

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of the Business

ChannelAdvisor Corporation (“ChannelAdvisor” or the “Company”) was incorporated in the state of Delaware and capitalized in June 2001. The Company began operations in July 2001. ChannelAdvisor is a provider of software-as-a-service, or SaaS, solutions that allow retailers and manufacturers to integrate, manage and monitor their merchandise sales across hundreds of online channels. The Company is headquartered in Morrisville, North Carolina and has international offices in England, Ireland, Germany, Australia and Hong Kong.

Accumulated Deficit

Since its inception, the Company has incurred substantial losses. At June 30, 2013 and December 31, 2012, the accumulated deficit was $87.2 million and $79.5 million, respectively. Failure to generate sufficient revenue and income could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The Company has financed its operations primarily through its recent initial public offering (“IPO”) and, prior to its IPO, through issuances of redeemable convertible preferred stock. The Company believes it has adequate cash on hand to fund operations in the near term, but, if required, additional financing may not be available to the Company or available on attractive terms.

2. Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Information

The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, changes in stockholders’ equity (deficit) and cash flows. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2012, which are included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities and Exchange Act of 1933, as amended, with the Securities and Exchange Commission on May 23, 2013.

Reverse Stock Split

On May 9, 2013, the Company’s amended and restated certificate of incorporation was amended to effect a 1-for-16 reverse stock split of its outstanding common stock. The reverse stock split did not cause an adjustment to the par value or the authorized shares of the common stock. As a result of the reverse stock split, the share amounts under the Company’s employee incentive plan and common stock warrants were automatically adjusted. The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

Initial Public Offering

On May 29, 2013, the Company closed its IPO of its common stock pursuant to a registration statement on Form S-1 that was declared effective on May 22, 2013. In the IPO, the Company sold an aggregate of 6,612,500 shares of common stock, including the full exercise of the underwriters’ over-allotment option, at a public offering price of $14.00 per share. Net proceeds were approximately $82.0 million, after deducting underwriting discounts and commissions of $6.5 million and offering expenses of $4.1 million. Costs directly associated with the IPO were capitalized and recorded as deferred offering costs prior to the closing of the IPO. These costs were recorded as a reduction of the IPO proceeds received in calculating the amount to be recorded in additional paid-in capital.

Upon the closing of the IPO, certain Series C warrants that would otherwise have expired were automatically net exercised into 206,038 shares of redeemable convertible preferred stock. All then-outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted into 13,401,499 shares of common stock. The remaining warrants to purchase redeemable convertible preferred stock outstanding as of the closing of the IPO automatically converted into warrants to purchase an aggregate of 216,491 shares of common stock, and the preferred stock warrant liability was reclassified to additional paid-in capital as of May 29, 2013.

In addition, upon the closing of the IPO, the Company’s certificate of incorporation was amended and restated to authorize 5,000,000 shares of undesignated preferred stock and 100,000,000 shares of common stock.

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement and has resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Company adopted ASU 2011-04 effective January 1, 2012 and has retrospectively applied the provisions of ASU 2011-04 for all periods presented.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The Company adopted ASU 2011-05 effective January 1, 2012 and has retrospectively applied the provisions of ASU 2011-05 for all periods presented.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The Company adopted ASU 2011-08 effective for the year ended December 31, 2012. The adoption of this pronouncement did not have any impact on the Company’s results of operations, financial position or cash flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, the useful lives of long-lived assets and other intangible assets, the fair value of the Company’s common stock and assumptions used for purposes of determining stock-based compensation, income taxes, and the fair value of the Series A and Series C warrants prior to the closing of the IPO, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.

Revenue Recognition and Deferred Revenue

The majority of the Company’s revenue is derived from subscription fees paid by customers for access to and usage of the Company’s cloud-based SaaS platform for a specified period of time, which is typically one year. A portion of the subscription fee is typically fixed and is based on a specified minimum amount of gross merchandise value (“GMV”) that a customer expects to process through the Company’s platform over the contract term. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV processed through the Company’s platform in excess of the customer’s specified minimum amount. In addition, other sources of revenue consist primarily of implementation fees, which may include fees for providing launch assistance and training. The Company recognizes revenue when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is reasonably assured and the amount of the fee to be paid by the customer is fixed or determinable. The Company’s contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of the Company’s software at any time.

The Company’s arrangements generally contain multiple elements comprised of subscription and implementation services. The Company evaluates each element in an arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. The Company’s implementation services are not sold separately from the subscription and there is no alternative use for them. As such, the Company has determined the implementation services do not have standalone value. Accordingly, subscription and implementation services are combined and recognized as a single unit of accounting.

The Company generally recognizes the fixed portion of subscription fees and implementation fees ratably over the contract term. Recognition begins when the customer has access to the Company’s platform and transactions can be processed, provided all other revenue recognition criteria have been met. Some customers elect a managed-service solution and contract with the Company to manage some or all aspects of the Company’s SaaS solutions on the customer’s behalf for a specified period of time, which is typically one year. Under these managed-service arrangements, customer transactions cannot be processed through the Company’s platform until the completion of the implementation services. As such, revenue is contingent upon the Company’s completion of the implementation services and recognition commences when transactions can be processed on the Company’s platform, provided all other revenue recognition criteria have been satisfied. At that time, the Company recognizes a pro-rata portion of the fees earned since the inception of the arrangement. The balance of the fees is recognized ratably over the remaining contract term.

The Company recognizes the variable portion of subscription fee revenue in the period in which the related GMV is processed, provided all other revenue recognition criteria have been met.

The Company recognizes revenue from professional services sold separately from subscription arrangements as the services are performed.

Sales taxes collected from customers and remitted to government authorities are excluded from revenue.

Deferred revenue represents the unearned portion of fixed subscription fees and implementation fees. Deferred amounts are generally recognized within one year. Those amounts that are expected to be recognized in greater than one year are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets.

Cost of Revenue

Cost of revenue primarily consists of personnel and related costs, including salaries, bonuses, payroll taxes and stock compensation, co-location facility costs for the Company’s data centers, depreciation expenses for computer equipment directly associated with generating revenue, credit card transaction fees and infrastructure maintenance costs. In addition, the Company allocates a portion of overhead, such as rent, additional depreciation and amortization and employee benefits costs, to cost of revenue based on headcount.

Concentration of Credit Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. All of the Company’s cash is held at financial institutions that management believes to be of high credit quality. The Company’s cash accounts exceed federally insured limits. The Company has not experienced any losses on its cash accounts to date. To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts.

The Company did not have any customers that individually comprised a significant concentration of its accounts receivable as of June 30, 2013 and December 31, 2012, or a significant concentration of its revenue for the three and six months ended June 30, 2013 and 2012.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to customers without requiring collateral. Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates.

Other Receivables

Under certain customer arrangements, the Company collects and remits monthly activity-based fees incurred on specific channels on the customers’ behalf. The Company records the amounts due from customers as a result of these arrangements as other receivables.

Other receivables of $0.8 million and $1.5 million are included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively.

Deferred Offering Costs

Deferred offering costs of $2.3 million were included in other assets on the condensed consolidated balance sheet as of December 31, 2012. Upon the consummation of the IPO, this amount, in addition to offering costs incurred subsequent to year end, was offset against the proceeds of the offering and included in stockholders’ equity (deficit).

Identifiable Intangible Assets

The Company has acquired intangible assets in connection with business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are being amortized over their respective estimated useful lives using the straight-line method. The estimated useful lives used in computing amortization are as follows:

Customer relationships	5 to 8 years
Proprietary software	8 years
Trade name	5 years

Goodwill

Goodwill represents the excess of the aggregate of the fair value of consideration transferred in a business combination over the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. The Company tests goodwill for impairment annually on December 31, or more frequently if events or changes in business circumstances indicate the asset might be impaired. For the impairment test, the Company has the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. During this assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. Qualitative factors considered include, but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events, changes in circumstances and after-tax cash flows.

If the qualitative factors indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company would then test goodwill for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s carrying value, step two is performed to measure the amount of the impairment, if any. In the second step, the fair value of goodwill is determined by deducting the fair value of the reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if the reporting unit had just been acquired and the fair value was being initially allocated. If the carrying value of goodwill exceeds the implied fair value, an impairment charge would be recorded in the period the determination is made.

The Company has determined that it has a single, entity-wide reporting unit. To determine the fair value of the Company’s reporting unit, the Company primarily uses a discounted cash flow analysis, which requires significant assumptions and estimates about future operations. Significant judgments inherent in this analysis include the determination of an appropriate discount rate, estimated terminal value and the amount and timing of expected future cash flows. The Company may also determine fair value of its reporting unit using a market approach by applying multiples of earnings of peer companies to its operating results.

Software Development Costs

The Company capitalizes certain internal software development costs, consisting primarily of direct labor associated with creating the internally developed software or implementing software purchased for internal use. Software development projects generally include three stages: the preliminary project stage (in which all costs are expensed as incurred), the application development stage (in which certain costs are capitalized) and the post-implementation/operation stage (in which all costs are expensed as incurred). The costs incurred during the application development stage primarily include the costs of designing the application, coding and testing of the system. Capitalized costs are amortized using the straight-line method over the estimated useful life of the software once it is ready for its intended use. Software development costs of $0.2 million and $0.2 million related to creating internally developed software and implementing software purchased for internal use were capitalized during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively, and are included in property and equipment in the accompanying condensed consolidated balance sheets. Amortization expense related to this capitalized internally developed software was $23,000 and $1,000 for the three months ended June 30, 2013 and 2012, respectively, and $38,000 and $1,000 for the six months ended June 30, 2013 and 2012, respectively, and is included in cost of revenue or general and administrative expense in the accompanying condensed consolidated statements of operations, depending upon the nature of the software development project. The net book value of this capitalized internally developed software was $0.3 million and $0.1 million as of June 30, 2013 and December 31, 2012, respectively.

Software development costs of $0.5 million related to configuring and implementing hosted third-party software applications that the Company will use to operate its business were capitalized during the six months ended June 30, 2013 and are included in property and equipment in the accompanying condensed consolidated balance sheets. There was no amortization expense related to these capitalized assets for the three and six months ended June 30, 2013.

Income Taxes

Income taxes are accounted for under the liability method of accounting. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company applies the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return. Additionally, the guidance also prescribes the treatment for accounting in interim periods, derecognition, classification and disclosure requirements for uncertain tax positions. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will be recognized if it is not more likely than not to be sustained. The Company did not have any accrued interest or penalties associated with uncertain tax positions during the three and six months ended June 30, 2013 and 2012.

The Company’s income tax provision for the second quarter of 2013 and 2012 reflects its estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. For the three and six months ended June 30, 2013 and 2012, the Company’s effective tax rate differs from the federal statutory rate primarily due to changes in the valuation allowance and nondeductible expenses.

For the three and six months ended June 30, 2013 and 2012, the Company had net operating loss (“NOL”) carryforwards, the benefit of which is dependent on the Company’s ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. In addition, the maximum annual use of the NOL carryforwards is limited in certain situations after changes in stock ownership occur.

Stock-Based Compensation

The Company accounts for stock-based compensation awards based on the fair value of the award as of the grant date. The Company recognizes stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche.

The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options. The use of the option valuation model requires the input of highly subjective assumptions, including the fair value of the Company’s common stock, the expected life of the option and the expected stock price volatility based on peer companies. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited.

3. Redeemable Convertible Preferred Stock

The following table summarizes the issuances of redeemable convertible preferred stock prior to the IPO:

Name	Original Issue Price per Share	Number of Shares Outstanding Prior to IPO	Conversion Price per Share
Series A	$0.20	93,966,024	$3.20
Series B	$0.44	40,641,227	$7.04
Series B-1	$0.53	5,660,378	$8.48
Series C	$0.69	74,156,709	$10.96

Series A, Series B, Series B-1 and Series C redeemable convertible preferred stock are collectively referred to as the “Preferred Stock” and individually as the “Series A,” “Series B,” “Series B-1” and “Series C”, respectively. Each of the prices per share above is referred to as the Original Issue Price, and excludes the cost of issuance.

The following table presents a summary of activity for the Preferred Stock for the six months ended June 30, 2013 (in thousands):

	Redeemable Convertible Preferred Stock
	Series A	Series B	Series B-1	Series C	Total
Balance, December 31, 2012	$18,887	$18,000	$3,000	$50,608	$90,495
Cashless exercise of warrants	166	—	—	489	655
Conversion of Preferred Stock into common stock	(19,053)	(18,000)	(3,000)	(51,097)	(91,150)

Balance, June 30, 2013	$—	$—	$—	$—	$—

Upon closing of the Company’s IPO on May 29, 2013, all outstanding shares of Preferred Stock converted into an aggregate of 13,401,499 shares of common stock.

4. Warrants

Preferred Stock Warrants

In conjunction with previous long-term debt borrowings, the Company issued warrants to purchase shares of Series A and Series C. As of December 31, 2012, the holders of the Series A warrants and Series C warrants were entitled to purchase a total of 175,000 shares of Series A and 4,586,121 shares of Series C, respectively. The warrants could be exercised in whole or in part at any time and included a cashless exercise feature allowing the holder to receive fewer shares of Series A or Series C in exchange for the warrant, rather than paying cash to exercise. The warrants were classified as a liability as of December 31, 2012 in the accompanying condensed consolidated balance sheets.

The fair values of the Series A warrants and Series C warrants were estimated to be $0.1 million and $3.1 million, respectively, at December 31, 2012. The inputs into the fair value model for the warrants, which are discussed in Note 6, “Fair Value Measurements”, were considered Level 3 inputs under ASC 820, Fair Value Measurements and Disclosures. Prior to the closing of the IPO, all changes in the fair value of the warrants were recorded in interest expense in the accompanying condensed consolidated statements of operations. The Company recorded interest expense of $0.9 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, and interest expense of $1.1 million and interest income of $1,000 for the six months ended June 30, 2013 and 2012, respectively, related to the fair value adjustment of the warrants.

Certain Series C warrants that would have otherwise expired upon the closing of the IPO were automatically net exercised for an aggregate of 206,038 shares of Series C, which were then automatically converted into 12,874 shares of common stock upon the closing of the IPO. The remaining warrants to purchase redeemable convertible preferred stock converted into warrants to purchase an aggregate of 216,491 shares of common stock, and the related preferred stock warrant liability at its then fair value of $3.6 million was reclassified to additional paid-in capital upon the closing of the IPO.

In May 2013, a holder of Series A and Series C warrants exercised those warrants on a cashless basis and received 144,631 shares of Series A and 70,320 shares of Series C, respectively, in exchange for the warrants. These shares of Series A and Series C converted into an aggregate of 13,433 shares of common stock upon the closing of the IPO.

Common Stock Warrants

In 2007 and 2008, in conjunction with the issuance of the Series C, the Company also issued warrants to purchase 1,616,113 shares of common stock, of which 958,019 and 658,094 have exercise prices per share of $16.00 and $10.96, respectively. The warrants expire in 2014 and 2015. The warrants may be exercised in whole or in part at any time and include a cashless exercise feature, which allows the holder to receive fewer shares of common stock in exchange for the warrant rather than paying cash to exercise.

In June 2013, the holder of a warrant to purchase common stock executed a cashless exercise and received 194,885 shares of common stock in exchange for the warrant.

5. Equity Incentive Plans and Stock-Based Compensation

In May 2013, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which the Company initially reserved 1,250,000 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2013 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2014 through January 1, 2023, by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. As a result of the adoption of the 2013 Plan, no further grants may be made under the 2001 Stock Plan described below (the “2001 Plan”). As of June 30, 2013, the Company had not made any grants under the 2013 Plan, such that 1,250,000 shares remained available for future grant.

The 2001 Plan provided for the grant of incentive stock options to employees, and for the grant of nonqualified stock options to employees, directors and non-employee third parties. Stock options were granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant. Stock options generally expire ten years from the date of grant. Certain options are eligible for exercise prior to vesting. Shares issued as a result of early exercise are subject to repurchase by the Company upon termination of employment or services, at the lesser of the price paid or the fair value of the shares on the repurchase date. At June 30, 2013, there were 65,000 shares of common stock outstanding subject to the Company’s right of repurchase at a price of $8.64 per share. No such shares were outstanding at December 31, 2012. The Company recorded a liability for the exercise price of unvested shares, which will be reclassified to common stock and additional paid-in capital as the shares vest. At June 30, 2013 and December 31, 2012, the Company recorded $0.6 million and $0, respectively, within other current liabilities in the accompanying condensed consolidated balance sheets for shares issued with repurchase rights.

Stock-based compensation expense related to stock options is included in the following line items in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$71	$30	$118	$34
Sales and marketing	158	51	293	55
Research and development	105	50	175	63
General and administrative	196	113	373	140

	$530	$244	$959	$292

The following table summarizes the assumptions used for estimating the fair value of stock options granted for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	*	0.4% - 0.9%	0.3% - 1.2%	0.4% -0.9%
Expected term (years)	*	5.00 - 6.25	5.00 - 6.25	5.00 - 6.25
Expected volatility	*	51% - 60%	51% - 59%	51% - 60%
Dividend yield	*	0%	0%	0%
Weighted average grant date fair value	*	$3.07	$3.68	$3.07

*	No stock options were granted during the three months ended June 30, 2013.

The following is a summary of stock option activity for the six months ended June 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding options as of December 31, 2012	2,202,712	$3.84
Granted	572,956	8.80
Exercised	(188,861)	4.29
Forfeited	(42,801)	7.09
Expired	(22,944)	2.53

Outstanding options as of June 30, 2013	2,521,062	$4.92	7.63	$27,243

Exercisable as of June 30, 2013	1,253,632	$2.73	6.21	$16,291

Vested and expected to vest as of June 30, 2013	2,347,372	$4.71	7.51	$25,874

The total compensation cost related to nonvested awards not yet recognized as of June 30, 2013 was $2.0 million and will be recognized over a weighted average period of approximately 1.5 years. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2013 and 2012 was $0.3 million and $34,000, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2013 and 2012 was $1.0 million and $38,000, respectively.

6. Fair Value Measurements

The carrying amounts of certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, approximate their respective fair values due to their short-term nature. Prior to the closing of the IPO on May 29, 2013, at which time certain Series C warrants were automatically net exercised and the remaining warrants converted into common stock warrants, the Company’s Series A and Series C warrants were recorded at fair value.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. The three tiers are defined as follows:

•	Level 1. Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of June 30, 2013 and December 31, 2012 (in thousands):

	Balance as of June 30, 2013	Level 1	Level 2	Level 3
Liabilities:
Series A warrants	$—	$—	$—	$—
Series C warrants	—	—	—	—

	$—	$—	$—	$—

	Balance as of December 31, 2012	Level 1	Level 2	Level 3
Liabilities:
Series A warrants(1)	$88	$—	$—	$88
Series C warrants(1)	3,147	—	—	3,147

	$3,235	$—	$—	$3,235

(1)	In order to determine the fair value of the redeemable convertible preferred stock warrants, the Company used a hybrid of the probability-weighted expected return method (“PWERM”) and the option pricing model (“OPM”), collectively referred to as the “Hybrid Method,” for the year ended December 31, 2012. The Hybrid Method is a PWERM model in which one of the valuation scenarios is modeled using an OPM.

Significant inputs for the OPM included an estimate of the fair value of the Series A and C redeemable convertible preferred stock, the remaining contractual life of the warrants, an estimate of the timing of a liquidity event, a risk-free rate of interest and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies. Significant inputs for the PWERM included an estimate of the Company’s equity value, a weighted average cost of capital and an estimated probability and timing for each valuation scenario.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following table presents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis during the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,
	2013	2012	2013	2012
	Series A Warrants		Series C Warrants
Balance as of April 1	$93	$137	$3,259	$2,433
Change in fair value of warrant liability	73	10	862	56
Cashless exercise of warrants	(166)	(67)	(489)	—
Reclassification of warrant liability to equity	—	—	(3,632)	—

Balance as of June 30	$—	$80	$—	$2,489

The following table presents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis during the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012	2013	2012
	Series A Warrants		Series C Warrants
Balance as of January 1	$88	$113	$3,147	$479
Change in fair value of warrant liability	78	34	974	(35)
Issuance of Series C warrant	—	—	—	2,045
Cashless exercise of warrants	(166)	(67)	(489)	—
Reclassification of warrant liability to equity	—	—	(3,632)	—

Balance as of June 30	$—	$80	$—	$2,489

7. Net Loss Per Share

The Company uses the two-class method to compute net loss per share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Prior to their conversion to common shares, each series of the Company’s Preferred Stock was entitled to participate on an as-if-converted basis in distributions, when and if declared by the board of directors, that were made to common stockholders and as a result these shares were considered participating securities. During the three months ended June 30, 2013, certain shares issued as a result of the early exercise of stock options, which are subject to repurchase by the Company, were entitled to receive non-forfeitable dividends during the vesting period and as a result were considered participating securities.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three and six months ended June 30, 2013 and 2012, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three and six months ended June 30, 2013 and 2012:

	Three and Six Months Ended June 30,
	2013	2012
Redeemable convertible preferred stock:
Series A	—	5,863,825
Series B	—	2,540,066
Series B-1	—	353,767
Series C	—	4,617,513
Warrants to purchase common stock	1,635,729	1,616,113
Warrants to purchase Series A redeemable convertible preferred stock	—	10,937
Warrants to purchase Series C redeemable convertible preferred stock	—	239,750
Common stock subject to repurchase	65,000	—
Stock options	2,521,062	1,925,662

8. Segment and Geographic Information

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute a single operating segment and one reportable segment.

Substantially all assets were held in the United States during the three and six months ended June 30, 2013 and 2012. The following table summarizes revenue by geography for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Domestic	$12,632	$9,703	$24,330	$19,212
International	3,344	2,705	6,568	5,362

Total revenue	$15,976	$12,408	$30,898	$24,574

9. Related Parties

One of the Company’s customers is a subsidiary of a stockholder of the Company, thus making the customer a related party. Under an agreement with this customer, the customer has purchased certain services from the Company. Revenue recorded under this agreement totaled $0.3 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively. Accounts receivable from the customer amounted to $0.2 million and $0.4 million at June 30, 2013 and December 31, 2012, respectively.

One of the Company’s stockholders is also a channel partner with which the Company conducts business. This channel partner, like other channel partners, allows the Company access to its systems and allows the Company to serve as an integration partner between it and the Company’s customers. The Company does not pay or receive consideration from the channel partner for this arrangement.

10. Subsequent Events

On July 16, 2013, the Company amended one of its loan and security agreements to extend the maturity date of the revolving line of credit to September 17, 2013. This agreement was most recently amended on June 17, 2013 to extend the maturity date of the revolving line of credit to July 17, 2013.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II – Item 1A, “Risk Factors,” and our other filings with the Securities and Exchange Commission. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2012 appearing in our prospectus filed with the Securities and Exchange Commission on May 23, 2013.

Overview

We are a leading provider of software-as-a-service, or SaaS, solutions that enable our retailer and manufacturer customers to integrate, manage and optimize their merchandise sales across hundreds of online channels. Through our platform, we enable our customers to connect with new and existing sources of demand for their products, including e-commerce marketplaces, such as eBay, Amazon and Newegg, search engines and comparison shopping websites, such as Google, Bing and Nextag, and emerging channels, such as Facebook and Groupon. Our suite of solutions, accessed through a standard web browser, provides our customers with a single, integrated user interface to manage their product listings, inventory availability, pricing optimization, search terms, data analytics and other critical functions across these channels. Our proprietary cloud-based technology platform delivers significant breadth, scalability and flexibility to our customers.

We sell subscriptions to our SaaS solutions primarily through our direct sales force. Our customers include the online businesses of traditional retailers, online retailers and brand manufacturers, as well as advertising agencies that use our solutions on behalf of their retailer clients. As of June 30, 2013, we had over 2,000 core customers worldwide, including 27% of the top 500 U.S. Internet retailers, as identified by Internet Retailer magazine based on their 2012 online sales.

The majority of our revenue is derived from subscription fees paid to us by our customers for access to and usage of our SaaS solutions for a specified contract term, which is usually one year. A portion of the subscription fee is typically fixed and is based on a specified minimum amount of gross merchandise value, or GMV, that a customer expects to process through our platform. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV processed through our platform in excess of the customer’s specified minimum GMV amount.

We do not take title to any of the merchandise processed through our platform and we generally do not collect payments on behalf of our customers. We do not hold any inventory of merchandise and we are not involved in the physical logistics of shipping merchandise to buyers, which is handled by our customers.

Key Financial and Operating Performance Metrics

We regularly monitor a number of financial and operating metrics in order to measure our performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions.

Core revenue

Our reported operating results include revenue attributable to the products from two small legacy acquisitions, both of which occurred prior to 2008 and focused on solutions for lower-volume eBay sellers. We do not consider these products to be a core part of our strategic focus going forward. Each of these acquisitions contributed a relatively large number of customers with revenue per customer substantially lower than is characteristic of the rest of our business. We exclude the revenue attributable to these non-core, legacy products in calculating a measure we refer to as core revenue. We anticipate that the revenue associated with these non-core, legacy products will continue to decline over time both in absolute terms and as a percentage of our total revenue.

Number of Core Customers

The number of customers subscribing to our solutions is a primary determinant of our core revenue. We refer to the customers who subscribe to any of our solutions, other than the non-core, legacy products described above, as our core customers. The number of core customers was 2,135 and 1,830 as of June 30, 2013 and 2012, respectively.

Average Revenue per Core Customer

The average revenue generated by our core customers is the other primary determinant of our core revenue. We calculate this metric by dividing our total core revenue for a particular period by the average monthly number of core customers during the period, which is calculated by taking the sum of the number of core customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per core customer in absolute dollars on a rolling twelve-month basis, but we may also calculate percentage changes in average revenue per core customer on a quarterly basis in order to help us evaluate our period-over-period performance. Our average revenue per core customer was $29,607 and $26,151 for the twelve months ended June 30, 2013 and 2012, respectively.

Subscription Dollar Retention Rate

We believe that our ability to retain our core customers and expand the revenue they generate for us over time is an important component of our growth strategy and reflects the long-term value of our customer relationships. We measure our performance on this basis using a metric we refer to as our subscription dollar retention rate. We calculate this metric for a particular period by establishing the cohort of core customers that had active contracts as of the end of the prior period. We then calculate our subscription dollar retention rate by taking the amount of fixed subscription revenue we recognized for the cohort in the period for which we are reporting the rate and dividing it by the fixed subscription revenue we recognized for the same cohort in the prior period. For this purpose, we do not include any revenue from the non-core, legacy products described above, any variable subscription fees paid by our customers or any implementation fees.

Although some customers in any given period elect not to renew their contracts with us, our customers that do renew their subscriptions often increase their fixed subscription pricing levels to align with their increasing GMV volumes processed through our platform and may subscribe to additional modules as well. If our subscription dollar retention rate for a period is over 100%, this means that the increased subscription revenue we recognized from customers that renewed their contracts during the period, or whose contracts did not come up for renewal during the period, more than offset the subscription revenue we lost from customers that did not renew their contracts.

For each of the twelve months ended June 30, 2013 and 2012, our subscription dollar retention rate exceeded 100%.

Adjusted EBITDA

Adjusted EBITDA represents our earnings before interest expense, income tax expense and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item. We believe that excluding these expenses in calculating adjusted EBITDA provides our management with a useful measure for period-to-period comparisons of our business. However, adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with U.S. GAAP.

Adjusted EBITDA eliminates the impact of stock-based compensation expense, which we do not consider indicative of our operating performance. Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not reflect interest or tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(4,997)	$(2,750)	$(7,726)	$(3,601)
Adjustments:
Interest expense, net	1,489	399	2,087	421
Income tax expense	14	16	21	40
Depreciation and amortization expense	933	745	1,733	1,328

Total adjustments	2,436	1,160	3,841	1,789

EBITDA	(2,561)	(1,590)	(3,885)	(1,812)
Stock-based compensation expense	530	244	959	292

Adjusted EBITDA	$(2,031)	$(1,346)	$(2,926)	$(1,520)

Components of Operating Results

Revenue

We derive the majority of our revenue from subscription fees paid to us by our customers for access to and usage of our SaaS solutions for a specified contract term, which is usually one year. A portion of the subscription fee is typically fixed and based on a specified minimum amount of GMV that a customer expects to process through our platform. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV processed through our platform in excess of the customer’s specified minimum GMV. In most cases, the specified percentage of excess GMV on which the variable portion of the subscription is based is fixed and does not vary depending on the amount of the excess. We also receive implementation fees, which may include fees for providing launch assistance and training.

The following table shows the percentage of our total revenue attributable to fixed subscription fees plus implementation fees, as compared to the percentage attributable to variable subscription fees for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(as a percentage of total revenue)
Fixed subscription fees plus implementation fees	67.5%	62.0%	66.4%	60.9%
Variable subscription fees	32.5	38.0	33.6	39.1

Total revenue	100.0%	100.0%	100.0%	100.0%

Because our customer contracts contain both fixed and variable pricing components, changes in GMV between periods do not translate directly or linearly into changes in our revenue. We use customized pricing structures for each of our customers depending upon the individual situation of the customer. For example, some customers may commit to a higher specified minimum GMV amount per month in exchange for a lower fixed percentage fee on that committed GMV. In addition, the percentage fee assessed on the variable GMV in excess of the committed minimum for each customer is typically higher than the fee on the fixed, committed portion. As a result, our overall revenue could increase or decrease even without any change in overall GMV between periods, depending on which customers generated the GMV. In addition, changes in GMV from month to month for any individual customer that are below the specified minimum amount would have no effect on our revenue from that customer, and each customer may alternate between being over the committed amount or under it from month to month. For these reasons, while GMV is an important qualitative and directional indicator, we do not regard it as a useful quantitative measurement of our historic revenues or as a predictor of future revenues.

We recognize fixed subscription fees and implementation fees ratably over the contract period once the contract has been signed by both parties, the customer has access to our platform and transactions can be processed, the fees are fixed or determinable and collection is reasonably assured.

We generally invoice our customers for the fixed portion of the subscription fee in advance, in monthly, quarterly, semi-annual or annual installments. We invoice our customers for the implementation fee at the inception of the arrangement. Fixed subscription and implementation fees that have been invoiced are initially recorded as deferred revenue and are generally recognized ratably over the contract term.

We invoice and recognize revenue from the variable portion of subscription fees in the period in which the related GMV is processed, assuming that the four conditions specified above have been met.

Cost of Revenue

Cost of revenue primarily consists of salaries and personnel-related costs for employees providing services to our customers and supporting our platform infrastructure, including benefits, bonuses and stock-based compensation. Additional expenses include co-location facility costs for our data centers, depreciation expense for computer equipment directly associated with generating revenue, infrastructure maintenance costs, fees we pay to credit card vendors in connection with our customers’ payments to us and other direct costs. We plan to continue to expand our capacity to support our growth, which will result in higher cost of revenue in absolute dollars.

Operating Expenses

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses, stock-based compensation and commissions. We record expense for commissions at the time of contract signing. Additional expenses include marketing, advertising and promotional event programs, corporate communications and travel.

Research and development expense. Research and development expense consists primarily of salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology, consulting and travel.

General and administrative expense. General and administrative expense consists primarily of salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation. Additional expenses include consulting and professional fees, insurance, other corporate expenses and travel, as well as costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, directors’ and officers’ liability insurance, increased professional services and an enhanced investor relations function now that we are a public company.

Other Income / Expense

Other income and expense consists primarily of interest income and expense and, prior to the closing of our IPO on May 29, 2013, changes in the fair value of our preferred stock warrant liability. Interest income represents interest received on our cash. Interest expense consists primarily of the interest incurred on outstanding borrowings under our credit facilities.

Seasonality

Our revenue fluctuates as a result of seasonal variations in our business, principally due to the peak consumer demand and related increased volume of our customers’ GMV during the year-end holiday season. As a result, we have historically had higher revenue in our fourth quarter than other quarters in a given year due to increased GMV processed through our platform, resulting in higher variable subscription fees. Along with the seasonally higher revenue we have experienced in the fourth quarter, we have also experienced higher gross margins in the fourth quarter. Our cost to run our platform infrastructure is generally fixed. Therefore, when applied against our generally fixed costs, the higher revenue in the fourth quarter has resulted in higher overall gross margins for us.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended June 30, 2013, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2012 included in our prospectus filed with the Securities and Exchange Commission on May 23, 2013.

Recent Accounting Pronouncements

See Item 1, “Financial Statements” – Note 2, “Significant Accounting Policies” for a discussion of the FASB’s recent accounting pronouncements and their effect on us.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

The following table presents our results of operations for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$15,976	100.0%	$12,408	100.0%	$3,568	28.8%
Cost of revenue	4,469	28.0	3,630	29.3	839	23.1

Gross profit	11,507	72.0	8,778	70.7	2,729	31.1
Operating expenses:
Sales and marketing	9,292	58.2	6,616	53.3	2,676	40.4
Research and development	2,910	18.2	2,523	20.3	387	15.3
General and administrative	2,801	17.5	1,986	16.0	815	41.0

Total operating expenses	15,003	93.9	11,125	89.6	3,878	34.9

Loss from operations	(3,496)	(21.9)	(2,347)	(18.9)	(1,149)	49.0
Other (expense) income:
Interest expense, net	(1,489)	(9.3)	(399)	(3.2)	(1,090)	273.2
Other income, net	2	0.0	12	0.1	(10)	(83.3)

Total other (expense) income	(1,487)	(9.3)	(387)	(3.1)	(1,100)	284.2

Loss before income taxes	(4,983)	(31.2)	(2,734)	(22.0)	(2,249)	82.3
Income tax expense	14	0.1	16	0.1	(2)	(12.5)

Net loss	$(4,997)	(31.3)%	$(2,750)	(22.1)%	$(2,247)	81.7

Revenue

	Three Months Ended June 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Revenue	$15,976	$12,408	$3,568	28.8%

Revenue for the three months ended June 30, 2013 increased by $3.6 million, or 28.8%, compared to the three months ended June 30, 2012. The increase in revenue for the three months ended June 30, 2013 was mainly driven by the expansion of our international operations and an increase in our core revenue, which is discussed below.

Our revenue from international operations of $3.3 million, or 20.9% of total revenue, for the three months ended June 30, 2013 increased from $2.7 million, or 21.8% of total revenue, for the three months ended June 30, 2012. The increase in revenue from our international operations was primarily attributable to an increase in the number of international customers.

Core Revenue

	Three Months Ended June 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Core revenue	$15,522	$11,815	$3,707	31.4%
Percentage of total revenue	97.2%	95.2%
Non-core revenue	$454	$593	$(139)	(23.4)%
Percentage of total revenue	2.8%	4.8%
Total revenue	$15,976	$12,408	$3,568	28.8%

Core revenue for the three months ended June 30, 2013 increased by $3.7 million, or 31.4%, compared to the three months ended June 30, 2012.

This growth was primarily attributable to a 13.8% increase in the average revenue per core customer during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, which accounted for 50.7% of the increase in core revenue during the period. The increase in the average revenue per core customer was primarily attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the year. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per core customer was due in part to a general shift in our customer base toward a greater proportion of larger enterprise customers, all of whom are core customers. Our enterprise customers generally commit to a higher specified minimum amount of GMV per month, which results in a higher proportion of fixed subscription fees.

In addition, we experienced a 16.7% increase in the number of core customers using our platform at June 30, 2013 as compared to June 30, 2012. The increase in core customers accounted for 49.3% of the increase in core revenue during the three months ended June 30, 2013.

This growth in core revenue was partially offset by a $0.1 million, or 23.4%, decrease in our non-core revenue over the same period.

Cost of revenue

	Three Months Ended June 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$4,469	$3,630	$839	23.1%
Percentage of total revenue	28.0%	29.3%

Cost of revenue for the three months ended June 30, 2013 increased by $0.8 million, or 23.1%, compared to the three months ended June 30, 2012. The increase in cost of revenue was primarily attributable to a $0.5 million increase in salaries and personnel-related costs, as we increased the number of employees providing services to our expanding customer base and supporting our platform infrastructure from 96 at June 30, 2012 to 122 at June 30, 2013. In addition, we experienced a $0.1 million increase in depreciation expense associated with equipment for our data centers and a $0.1 million increase in credit card vendor transaction fees. As a percentage of revenue, cost of revenue declined from 29.3% for the three months ended June 30, 2012 to 28.0% for the three months ended June 30, 2013.

Operating Expenses

Sales and marketing

	Three Months Ended June 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$9,292	$6,616	$2,676	40.4%
Percentage of total revenue	58.2%	53.3%

Sales and marketing expense for the three months ended June 30, 2013 increased by $2.7 million, or 40.4%, compared to the three months ended June 30, 2012. The increase in sales and marketing expense was primarily attributable to a $2.1 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. The number of full-time sales and marketing employees increased from 161 at June 30, 2012 to 239 at June 30, 2013. In addition, we experienced a $0.6 million increase in our marketing, advertising and promotional event programs and travel expenses. The increase in sales and marketing expense as a percentage of revenue for the three months ended June 30, 2013 reflects our strategy of adding sales and marketing professionals and expanding our marketing activities in order to continue to grow our business.

Research and development

	Three Months Ended June 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Research and development	$2,910	$2,523	$387	15.3%
Percentage of total revenue	18.2%	20.3%

Research and development expense for the three months ended June 30, 2013 increased by $0.4 million, or 15.3%, compared to the three months ended June 30, 2012. The increase in research and development expense was primarily attributable to a $0.4 million increase in salaries and personnel-related costs associated with an increase in research and development personnel. The number of full-time research and development employees increased from 64 at June 30, 2012 to 74 at June 30, 2013.

General and administrative

	Three Months Ended June 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
General and administrative	$2,801	$1,986	$815	41.0%
Percentage of total revenue	17.5%	16.0%

General and administrative expense for the three months ended June 30, 2013 increased by $0.8 million, or 41.0%, compared to the three months ended June 30, 2012. The increase in general and administrative expense was primarily attributable to a $0.3 million increase in legal and consulting costs. We also experienced a $0.2 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business. The number of full-time general and administrative employees increased from 33 at June 30, 2012 to 44 at June 30, 2013. In addition, we experienced a $0.1 million increase in bad debt expense.

Comparison of the Six Months Ended June 30, 2013 and 2012

The following table presents our results of operations for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$30,898	100.0%	$24,574	100.0%	$6,324	25.7%
Cost of revenue	8,415	27.2	6,876	28.0	1,539	22.4

Gross profit	22,483	72.8	17,698	72.0	4,785	27.0
Operating expenses:
Sales and marketing	17,082	55.3	12,006	48.9	5,076	42.3
Research and development	5,891	19.1	5,074	20.6	817	16.1
General and administrative	5,142	16.6	3,774	15.4	1,368	36.2

Total operating expenses	28,115	91.0	20,854	84.9	7,261	34.8

Loss from operations	(5,632)	(18.2)	(3,156)	(12.9)	(2,476)	78.5
Other (expense) income:
Interest expense, net	(2,087)	(6.8)	(421)	(1.7)	(1,666)	395.7
Other income, net	14	0.0	16	0.1	(2)	(12.5)

Total other (expense) income	(2,073)	(6.8)	(405)	(1.6)	(1,668)	411.9

Loss before income taxes	(7,705)	(25.0)	(3,561)	(14.5)	(4,144)	116.4
Income tax expense	21	0.1	40	0.2	(19)	(47.5)

Net loss	$(7,726)	(25.1)%	$(3,601)	(14.7)%	$(4,125)	114.6

Revenue

	Six Months Ended June 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Revenue	$30,898	$24,574	$6,324	25.7%

Revenue for the six months ended June 30, 2013 increased by $6.3 million, or 25.7%, compared to the six months ended June 30, 2012. The increase in revenue for the six months ended June 30, 2013 was mainly driven by the expansion of our international operations and an increase in our core revenue, which is discussed below.

Our revenue from international operations of $6.6 million, or 21.3% of total revenue, for the six months ended June 30, 2013 increased from $5.4 million, or 21.8% of total revenue, for the six months ended June 30, 2012. The increase in revenue from our international operations was primarily attributable to an increase in the number of international customers.

Core Revenue

	Six Months Ended June 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Core revenue	$29,923	$23,282	$6,641	28.5%
Percentage of total revenue	96.8%	94.7%
Non-core revenue	$975	$1,292	$(317)	(24.5)%
Percentage of total revenue	3.2%	5.3%
Total revenue	$30,898	$24,574	$6,324	25.7%

Core revenue for the six months ended June 30, 2013 increased by $6.6 million, or 28.5%, compared to the six months ended June 30, 2012.

This growth was primarily attributable to a 16.7% increase in the number of core customers using our platform at June 30, 2013 as compared to June 30, 2012. The increase in core customers accounted for 51.1% of the increase in core revenue during the six months ended June 30, 2013.

In addition, we experienced a 12.2% increase in the average revenue per core customer during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, which accounted for 48.9% of the increase in core revenue during the period.

This growth in core revenue was partially offset by a $0.3 million, or 24.5%, decrease in our non-core revenue over the same period.

Cost of revenue

	Six Months Ended June 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$8,415	$6,876	$1,539	22.4%
Percentage of total revenue	27.2%	28.0%

Cost of revenue for the six months ended June 30, 2013 increased by $1.5 million, or 22.4%, compared to the six months ended June 30, 2012. The increase in cost of revenue was primarily attributable to a $0.9 million increase in salaries and personnel-related costs. In addition, we experienced a $0.4 million increase in depreciation expense associated with equipment for our data centers and a $0.1 million increase in credit card vendor transaction fees. As a percentage of revenue, cost of revenue declined from 28.0% for the six months ended June 30, 2012 to 27.2% for the six months ended June 30, 2013.

Operating Expenses

Sales and marketing

	Six Months Ended June 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$17,082	$12,006	$5,076	42.3%
Percentage of total revenue	55.3%	48.9%

Sales and marketing expense for the six months ended June 30, 2013 increased by $5.1 million, or 42.3%, compared to the six months ended June 30, 2012. The increase in sales and marketing expense was primarily attributable to a $4.1 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. In addition, we experienced a $1.0 million increase in our marketing, advertising and promotional event programs and travel expenses. The increase in sales and marketing expense as a percentage of revenue for the six months ended June 30, 2013 reflects our strategy of adding sales and marketing professionals and expanding our marketing activities in order to continue to grow our business.

Research and development

	Six Months Ended June 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Research and development	$5,891	$5,074	$817	16.1%
Percentage of total revenue	19.1%	20.6%

Research and development expense for the six months ended June 30, 2013 increased by $0.8 million, or 16.1%, compared to the six months ended June 30, 2012. The increase in research and development expense was primarily attributable to a $0.7 million increase in salaries and personnel-related costs associated with an increase in research and development personnel.

General and administrative

	Six Months Ended June 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
General and administrative	$5,142	$3,774	$1,368	36.2%
Percentage of total revenue	16.6%	15.4%

General and administrative expense for the six months ended June 30, 2013 increased by $1.4 million, or 36.2%, compared to the six months ended June 30, 2012. The increase in general and administrative expense was primarily attributable to a $0.7 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business. In addition, we experienced a $0.3 million increase in legal and consulting costs and a $0.1 million increase in bad debt expense.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our IPO, we funded our operations primarily through cash from operating activities, bank and subordinated debt borrowings and private placements of our redeemable convertible preferred stock. From 2003 to 2008, we raised an aggregate of $90.4 million from the sale of preferred stock to third parties.

In December 2009, we entered into a loan and security agreement with a lender, which was most recently amended in July 2013. The agreement, as amended, includes a revolving line of credit of up to $6.0 million and an equipment line of credit of up to $1.0 million. This credit facility currently matures in September 2013.

The revolving line of credit requires interest-only payments to be made monthly on any outstanding advances at the lender’s prime rate, which was 3.25% at June 30, 2013, plus 1%. Borrowings under the equipment line of credit accrue interest at a rate of 7.25% per annum and are payable in 36 monthly installments from the date of each respective borrowing. The loans are collateralized by all of our assets, excluding our intellectual property, although we may not encumber our intellectual property without the consent of the lender.

In March 2012, we entered into a loan and security agreement with a subordinated lender. Under the agreement, we borrowed $5.0 million in March 2012 and an additional $5.0 million in December 2012. Borrowings under the agreement accrue interest at an annual rate of 10.5%. We are required to make interest-only payments on outstanding balances through March 1, 2015, after which the debt will be payable in monthly installments of both principal and interest through February 2017.

Under the terms of our loan and security agreements, we are required to meet and maintain specified financial and nonfinancial covenants. As of June 30, 2013, we were in compliance with all such covenants.

The following table summarizes the outstanding principal balances of our debt as of June 30, 2013 (in thousands):

Outstanding Principal Balance
Revolving line of credit	$3,300
Equipment line of credit	16
Subordinated loan	10,000

Total	$13,316

Initial Public Offering

On May 29, 2013, we closed our IPO in which we sold 6,612,500 shares of common stock at a public offering price of $14.00 per share, resulting in net proceeds of $82.0 million. See Item 1, “Financial Statements” – Note 2, “Significant Accounting Policies” for additional details.

Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash balances, which include the net proceeds from our IPO, will be sufficient to meet our cash requirements for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Cash (used in) provided by:
Operating activities	$607	$1,988
Investing activities	(1,426)	(1,417)
Financing activities	84,209	4,150

Operating Activities

For the six months ended June 30, 2013, our net cash provided by operating activities of $0.6 million consisted of a net loss of $7.7 million, offset by $4.3 million in adjustments for non-cash items and $4.0 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $1.7 million, change in fair value of preferred stock warrants of $1.1 million, which was reclassified to additional paid-in capital upon the closing of our IPO, non-cash stock compensation expense of $1.0 million and accretion of debt discount of $0.3 million. The increase in cash resulting from changes in working capital primarily consisted of an increase in deferred revenue of $2.8 million as a result of an increased number of customers prepaying for subscription services, and an increase in accounts payable and accrued expenses of $1.0 million, primarily driven by increased operating costs during the period.

For the six months ended June 30, 2012, our net cash provided by operating activities of $2.0 million consisted of a net loss of $3.6 million, offset by $3.5 million of cash provided by changes in working capital and $2.1 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $1.3 million, non-cash rent expense of $0.4 million, non-cash stock compensation expense of $0.3 million and accretion of debt discount of $0.1 million. The increase in cash resulting from changes in working capital primarily consisted of an increase in deferred revenue of $2.6 million as a result of an increased number of customers prepaying for subscription services, a $0.5 million decrease in accounts receivable, primarily driven by increased cash collections during the period, and an increase in accounts payable and accrued expenses of $0.3 million, primarily driven by increased operating costs during the period.

Investing Activities

For each of the six months ended June 30, 2013 and 2012, net cash used in investing activities was $1.4 million for the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2013, net cash provided by financing activities was $84.2 million, consisting primarily of $86.1 million of proceeds from our IPO, net of underwriting discounts and commissions but before offering expenses, and $0.8 million in cash received upon the exercise of stock options. These amounts were partially offset by $2.0 million in payments of costs related to our IPO that had been deferred and $0.7 million in repayments of debt and capital leases.

For the six months ended June 30, 2012, net cash provided by financing activities was $4.2 million, consisting primarily of $4.9 million in net borrowings under our subordinated loan, partially offset by $0.8 million in repayments of debt and capital leases.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage the risks described below.

Interest Rate Sensitivity

We are subject to interest rate risk in connection with borrowings under our revolving line of credit, which are subject to a variable interest rate. At June 30, 2013, we had borrowings under our revolving line of credit of $3.3 million. As a result, each change of one percentage point in interest rates would result in an approximate $33,000 change in our annual interest expense on our outstanding borrowings at June 30, 2013. Any debt we incur in the future may also bear interest at variable rates.

Foreign Currency Exchange Risk

With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses in the United Kingdom, Europe and Australia. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% decline in the value of the U.S. dollar from rates on June 30, 2013 to have a material effect on our financial position or results of operations. Substantially all of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Quarterly Report on Form 10-Q. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Our Business

We have incurred significant net losses since inception, and we expect our operating expenses to increase significantly in the foreseeable future, which may make it more difficult for us to achieve profitability.

We incurred net losses of $4.9 million and $7.7 million during the year ended December 31, 2012 and the six months ended June 30, 2013, respectively, and we had an accumulated deficit of $87.2 million as of June 30, 2013. We anticipate that our operating expenses will increase substantially in the foreseeable future as we invest in increased sales and marketing and research and development efforts. As a result, we can provide no assurance as to whether or when we will achieve profitability. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. To achieve profitability, we will need to either increase our revenue sufficiently to offset these higher expenses or significantly reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.

A significant portion of our revenue is attributable to sales by our customers on the Amazon and eBay marketplaces and through advertisements on Google. Our inability to continue to integrate our solutions with these channels would make our solutions less appealing to existing and potential new customers and could significantly reduce our revenue.

A substantial majority of the gross merchandise value, or GMV, that our customers process through our platform is derived from merchandise sold on the Amazon and eBay marketplaces or advertised on Google, and a similar portion of our variable subscription fees is attributable to sales by our customers through these channels. These channels, and the other channels with which our solutions are integrated, have no obligation to do business with us or to allow us access to their systems, and they may decide at any time and for any reason to significantly curtail or inhibit our ability to integrate our solutions with their channels. Additionally, Amazon, eBay or Google may decide to make significant changes to their respective business models, policies, systems or plans, and those changes could impair or inhibit our customers’ ability to use our solutions to sell their products on those channels, or may adversely affect the volume of GMV that our customers can sell on those channels or reduce the desirability of selling on those channels. Further, Amazon, eBay or Google could decide to compete with us more vigorously. Any of these results could cause our customers to reevaluate the value of our products and services and potentially terminate their relationships with us and significantly reduce our revenue.

We may not be able to respond to rapid changes in channel technologies or requirements, which could cause us to lose revenue and make it more difficult to achieve profitability.

The e-commerce market is characterized by rapid technological change and frequent changes in rules, specifications and other requirements for retailers and manufacturers to be able to sell their merchandise on particular channels. Our ability to retain existing customers and attract new customers depends in large part on our ability to enhance and improve our existing solutions and introduce new solutions that can adapt quickly to these technological changes on the part of channels. To achieve market acceptance for our solutions, we must effectively anticipate and offer solutions that meet frequently changing channel requirements in a timely manner. If our solutions fail to do so, our ability to renew our contracts with existing customers and our ability to create or increase demand for our solutions will be impaired.

If we are unable to retain our existing customers, our revenue and results of operations could be adversely affected.

We sell our solutions pursuant to contractual arrangements that generally have one-year terms. Therefore, our revenue growth depends to a significant degree upon subscription renewals. Our customers have no obligation to renew their subscriptions after the subscription term expires, and these subscriptions may not be renewed or, if renewed, may not be renewed on the same or more favorable terms for us. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our solutions, the cost of our solutions, the cost of solutions offered by our competitors and reductions in our customers’ spending levels. If our customers do not renew their subscriptions, renew on less favorable terms or for fewer modules, or do not purchase additional modules, our revenue may grow more slowly than expected or decline, and our ability to become profitable may be compromised.

We may not be able to compete successfully against current and future competitors. If we do not compete successfully, we could experience lower sales volumes and pricing pressure, which could cause us to lose revenues, impair our ability to pursue our growth strategy and compromise our ability to achieve profitability.

We face intense competition in the market for online channel management solutions and services, and we expect competition to intensify in the future. We have competitors, including some of the channels themselves, with longer operating histories, larger customer bases and greater financial, technical, marketing and other resources than we do. Increased competition may result in reduced pricing for our solutions, longer sales cycles or a decrease in our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business.

A number of competitive factors could cause us to lose potential sales or to sell our solutions at lower prices or at reduced margins, including:

•	Potential customers may choose to continue using or to develop applications in-house, rather than pay for our solutions;

•	The channels themselves, which typically offer software tools, often for free, that allow retailers and manufacturers to connect to them, may decide to compete more vigorously with us;

•

Competitors may adopt more aggressive pricing policies and offer more attractive sales terms, adapt more quickly to new technologies and changes in customer requirements, and devote greater resources to the promotion and sale of their products and services than we can;

•

Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets, and consolidation in our industry is likely to intensify. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share;

•

Current and potential competitors may offer software that addresses one or more online channel management functions at a lower price point or with greater depth than our solutions and may be able to devote greater resources to those solutions than we can; and

•	Software vendors could bundle channel management solutions with other solutions or offer such products at a lower price as part of a larger product sale.

We may not be able to compete successfully against current and future competitors, including any channels that decide to compete against us more vigorously. In addition, competition may intensify as our competitors raise additional capital and as established companies in other market segments or geographic markets expand into our market segments or geographic markets. If we cannot compete successfully against our competitors, our business and our operating and financial results could be adversely affected.

If the e-commerce industry consolidates around a limited number of online channels, or if the complexities and challenges faced by retailers and manufacturers seeking to sell online otherwise diminish, demand for our solutions could decline.

Our solutions enable retailers and manufacturers to manage their merchandise sales through hundreds of disparate online channels. One of the key attractions of our solutions to retailers and manufacturers is the ability to help address the complexity and fragmentation of selling online. Although the number and variety of online channels available to retailers and manufacturers have been increasing, at the same time the share of online sales made through a small number of larger channels, particularly Amazon and eBay, has also been increasing. If the trend toward consolidation around a few large online channels accelerates, the difficulties faced by retailers and manufacturers could decline, which might make our solutions less important to retailers and manufacturers and could cause demand for our solutions to decline.

Software failures or human error could cause our solutions to oversell our customers’ inventory or misprice their offerings, which would hurt our reputation and reduce customer demand.

Our customers rely on our solutions to automate the allocation of their inventory simultaneously across multiple online channels, as well as to ensure that their sales comply with the policies of each channel and sometimes to dynamically determine product pricing at any given moment. Some customers subscribe to our solutions on a managed-service basis, in which case our personnel operate our solutions on behalf of the customer. In the event that our solutions do not function properly, or if there is human error on the part of our service staff, our customers might inadvertently sell more inventory than they actually have in stock, make sales that violate channel policies or underprice or overprice their offerings. Overselling their inventory could force our customers to cancel orders at rates that violate channel policies. Underpricing would result in lost revenue to our customers and overpricing could result in lost sales. In addition, our pricing policies with our customers are largely based upon our customers’ expectations of the levels of their GMV that will be processed through our platform over the term of their agreement with us, and errors in our software or human error could cause transactions to be incorrectly processed that would cause GMV to be in excess of our customers’ specified minimum amounts, in which case our variable subscription fee-based revenue could be overstated. Any of these results could reduce demand for our solutions and hurt our business reputation. Customers could also seek recourse against us in these cases and, while our contractual arrangements with customers typically provide that we are not liable for damages such as these, it is possible that these provisions would not be sufficient to protect us.

We rely on two non-redundant data centers to deliver our SaaS solutions. Any disruption of service at these facilities could harm our business.

We manage our platform and serve all of our customers from two third-party data center facilities that are non-redundant, meaning that neither facility serves as backup for the other. While we engineer and architect the actual computer and storage systems upon which our platform runs, we do not control the operation of the facilities at which they are deployed.

The owners of our data facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our solutions could harm our reputation and damage our customers’ businesses. Interruptions in our services could reduce our revenue, require us to issue credits to customers, subject us to potential liability, cause our existing customers to not renew their agreements or adversely affect our ability to attract new customers.

Our data centers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, cyber attacks and similar events. The occurrence of a natural disaster or an act of terrorism, or vandalism or other misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in the availability of our SaaS solutions or impair their functionality. Our business, growth prospects and operating results would also be harmed if our customers and potential customers are not confident that our solutions are reliable.

We rely in part on a pricing model under which a variable portion of the subscription fees we receive from customers is based upon the amount of GMV that those customers process through our platform, and any change in the attractiveness of that model or any decline in our customers’ sales could adversely affect our financial results.

We have adopted a pricing model under which a portion of the subscription fees we receive from our customers is variable, based on the amount of our customers’ GMV processed through our platform that exceeds a specified amount established by contract, which we refer to as variable subscription fees. Substantially all of our customer contracts include this variable subscription fee component. If sales by our customers processed through our platform were to decline, or if our customers were to demand fully fixed pricing terms that do not provide for any variability based on their GMV processed through our platform, our revenue and margins could decline.

Our quarterly operating results have fluctuated in the past and may do so in the future, which could cause our stock price to decline.

Our operating results have historically fluctuated due to changes in our business, and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our quarterly operating results include, but are not limited to, the following:

•	seasonal patterns in consumer spending;

•	the addition of new customers or the loss of existing customers;

•	changes in demand for our software;

•	the timing and amount of sales and marketing expenses;

•	changes in the prospects of the economy generally, which could alter current or prospective customers’ spending priorities, or could increase the time it takes us to close sales;

•	changes in our pricing policies or the pricing policies of our competitors;

•	costs necessary to improve and maintain our software platform; and

•	costs related to acquisitions of other businesses.

Our operating results may fall below the expectations of market analysts and investors in some future periods, which could cause the market price of our common stock to decline substantially.

The seasonality of our business creates significant variance in our quarterly revenue, which makes it difficult to compare our financial results on a sequential quarterly basis.

Our customers are retailers and manufacturers that typically realize a significant portion of their online sales in the fourth quarter of each year during the holiday season. As a result of this seasonal variation, our subscription revenue fluctuates, with the variable portion of our subscription fees being higher in the fourth quarter than in other quarters and with revenue generally declining in the first quarter sequentially from the fourth quarter. Our business is therefore not necessarily comparable on a sequential quarter-over-quarter basis and you should not rely solely on quarterly comparisons to analyze our growth.

Failure to adequately manage our growth could impair our ability to deliver high-quality solutions to our customers, hurt our reputation and compromise our ability to become profitable.

We have experienced, and may continue to experience, significant growth in our business. If we do not effectively manage our growth, the quality of service of our solutions may suffer, which could negatively affect our reputation and demand for our solutions. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

•	hire additional personnel, both domestically and internationally;

•	implement additional management information systems;

•	maintain close coordination among our engineering, operations, legal, finance, sales and marketing and client service and support organizations; and

•	further develop our operating, administrative, legal, financial and accounting systems and controls.

Moreover, if our sales continue to increase, we may be required to concurrently deploy our hosting infrastructure at multiple additional locations or provide increased levels of customer service. Failure to accomplish any of these requirements could impair our ability to continue to deliver our solutions in a timely fashion, fulfill existing customer commitments or attract and retain new customers.

If we do not retain our senior management team and key employees, or if we fail to attract additional sales talent, we may not be able to sustain our growth or achieve our business objectives.

Our future success is substantially dependent on the continued service of our senior management team, particularly Scot Wingo, our chief executive officer, Aris Buinevicius, our chief technology officer, David Spitz, our president and chief operating officer, and John Baule, our chief financial officer. Our future success also depends on our ability to continue to attract, retain and motivate highly skilled technical, sales and administrative employees. Competition for these employees in our industry is intense. As a result, we may be unable to attract or retain these management and other key personnel that are critical to our success, resulting in harm to our key client relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

Our strategy of pursuing opportunistic acquisitions or investments may be unsuccessful and may divert our management’s attention and consume significant resources.

A part of our growth strategy is to opportunistically pursue acquisitions of, or investments in, other complementary businesses or individual technologies. Any acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions involve numerous risks, any of which could harm our business, including:

•

difficulties in integrating the operations, technologies, services and personnel of acquired businesses, especially if those businesses operate outside of our core competency of providing e-commerce software solutions;

•	cultural challenges associated with integrating employees from acquired businesses into our organization;

•	ineffectiveness or incompatibility of acquired technologies or services;

•	failure to successfully further develop the acquired technology in order to recoup our investment;

•	potential loss of key employees of acquired businesses;

•	inability to maintain the key business relationships and the reputations of acquired businesses;

•	diversion of management’s attention from other business concerns;

•	litigation for activities of acquired businesses, including claims from terminated employees, customers, former stockholders or other third parties;

•

in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	costs necessary to establish and maintain effective internal controls for acquired businesses; and

•	increased fixed costs.

If current efforts to allow states to require online retailers to collect sales tax on their behalf are successful, e-commerce in general could decline, our solutions could become less attractive and the amount of GMV processed through our platform, and our related revenue, could decline.

Although current U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to remote sales, an increasing number of states have considered or adopted laws that attempt to require out-of-state retailers to collect sales taxes on their behalf. In addition, legislation currently moving through the U.S. Senate and the U.S. House of Representatives, called the Marketplace Fairness Act, would override the Supreme Court rulings and enable states to require that online retailers collect sales tax from the states’ residents. Some larger online retailers, including Amazon, have announced their support for legislation along these lines. This is a rapidly evolving area and we cannot predict whether this or other similar legislation will ultimately be adopted or what form it might take if adopted. For example, while the current Senate and House legislation includes an exception for small retailers, some of the state efforts do not and there can be no assurance that any legislation ultimately adopted would include such an exception. If the states or Congress are successful in these attempts to require online retailers to collect state or local income taxes on out-of-state purchases, buying online would lose some of its current advantage over traditional retail models and could become less attractive to consumers. This could cause e-commerce to decline, which would, in turn, hurt the business of our customers, potentially make our products less attractive and cause the amount of GMV processed through our platform, and ultimately our revenue, to decline. In addition, it is possible that one or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies like us that facilitate e-commerce, even though we are not an online retailer. Similar issues exist outside of the United States, where the application of value-added tax or other indirect taxes on online retailers and companies like us that facilitate e-commerce is uncertain and evolving.

If the e-commerce market does not grow, or grows more slowly than we expect, particularly on the channels that our solutions support, demand for our online channel management solutions could be adversely affected.

For our existing customers and potential customers to be willing to subscribe to our solutions, the internet must continue to be accepted and widely used for selling merchandise. If consumer utilization of our primary e-commerce channels, such as Amazon, eBay and Google, does not grow or grows more slowly than we expect, demand for our solutions would be adversely affected, our revenue would be negatively impacted and our ability to pursue our growth strategy and become profitable would be compromised.

Evolving domestic and international data privacy regulations may restrict our ability, and that of our customers, to solicit, collect, process, disclose and use personal information or may increase the costs of doing so, which could harm our business.

Federal, state and foreign governments and supervising authorities have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing, disclosure or use of consumers’ personal information. Evolving regulations regarding personal data and personal information, in the European Union and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business. Such laws and regulations require or may require us or our customers to implement privacy and security policies, permit consumers to access, correct or delete personal information stored or maintained by us or our customers, inform individuals of security incidents that affect their personal information, and, in some cases, obtain consent to use personal information for specified purposes. Other proposed legislation could, if enacted, impose additional requirements and prohibit the use of specific technologies, such as those that track individuals’ activities on web pages or record when individuals click on a link contained in an email message. Such laws and regulations could restrict our customers’ ability to collect and use web browsing data and personal information, which may reduce our customers’ demand for our solutions.

Changing industry standards and industry self-regulation regarding the collection, use and disclosure of data may have similar effects. Existing and future privacy and data protection laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may also negatively affect the public’s perception of our customers’ sales practices. If our solutions are perceived to cause, or are otherwise unfavorably associated with, invasions of privacy, whether or not illegal, we or our customers may be subject to public criticism. Public concerns regarding data collection, privacy and security may also cause some consumers to be less likely to visit our customers’ websites or otherwise interact with our customers, which could limit the demand for our solutions and inhibit the growth of our business.

Any failure on our part to comply with applicable privacy and data protection laws, regulations, policies and standards or any inability to adequately address privacy concerns associated with our solutions, even if unfounded, could subject us to liability, damage our reputation, impair our sales and harm our business. Furthermore, the costs to our customers of compliance with, and other burdens imposed by, such laws, regulations, policies and standards may limit adoption of and demand for our solutions.

Risks Related to the Software-as-a-Service (SaaS) Model

If we fail to manage and increase the capacity of our hosted infrastructure, our customers may be unable to process transactions through our platform, which could harm our reputation and demand for our solutions.

We have experienced significant growth in the number of users, transactions and data that our hosting infrastructure supports. We seek to maintain sufficient excess capacity in our hosted infrastructure to be sufficiently flexible and scalable to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments and to handle spikes in usage. However, the provision of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure capacity requirements, particularly in the fourth quarter when we typically experience significant increases in the volume of customer transactions processed through our platform, our customers could experience service outages that may subject us to financial penalties or other liabilities, result in customer losses, harm our reputation and adversely affect our ability to grow our revenue.

We derive most of our revenue from annual subscription agreements, as a result of which a significant downturn in our business may not be immediately reflected in our operating results.

We derive most of our revenue from subscription agreements, which are typically one year in length. As a result, a significant portion of the revenue we report in each quarter is generated from customer agreements entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our financial performance in that quarter but might negatively affect our revenue in future quarters. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations.

Our business is substantially dependent upon the continued growth of the market for on-demand SaaS solutions. If this market does not continue to grow, demand for our solutions could decline, which in turn could cause our revenues to decline and impair our ability to become profitable.

We derive, and expect to continue to derive, substantially all of our revenue from the sale of our solutions, which are delivered under a SaaS model. As a result, widespread use and acceptance of this business model is critical to our future growth and success. Under the more traditional license model for software procurement, users of the software typically run the applications in-house on their own hardware. Because many companies are generally predisposed to maintaining control of their information technology systems and infrastructure, there may be resistance to the concept of accessing software functionality as a service provided by a third party. In addition, the market for SaaS solutions is still evolving, and existing and new market participants may introduce new types of solutions and different approaches to enable organizations to address their needs. If the market for SaaS solutions fails to grow or grows more slowly than we currently anticipate, demand for our solutions and our revenue, gross margin and other operating results could be negatively impacted.

Risks Related to Our International Operations

Our increasing international operations subject us to increased challenges and risks. If we do not successfully manage the risks associated with international operations, we could experience a variety of costs and liabilities and the attention of our management could be diverted.

Since launching our international operations in 2004, we have expanded, and expect to further expand, our operations internationally by opening offices in new countries and regions worldwide. However, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, taxation systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	recruiting and retaining employees in foreign countries;

•	increased competition from local providers;

•	compliance with applicable foreign laws and regulations;

•	longer sales or collection cycles in some countries;

•	credit risk and higher levels of payment fraud;

•	compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act;

•	currency exchange rate fluctuations;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•	economic and political instability in some countries;

•	less protective intellectual property laws;

•

compliance with the laws of numerous foreign taxing jurisdictions in which we conduct business, potential double taxation of our international earnings and potentially adverse tax consequences due to changes in applicable U.S. and foreign tax laws;

•	increased costs to establish and maintain effective controls at foreign locations; and

•	overall higher costs of doing business internationally.

If our revenue from our international operations does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in full compliance with applicable laws.

Our solutions are subject to export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls, and exports of our solutions must be made in compliance with these laws. If we fail to comply with these U.S. export control laws and import laws, including U.S. Customs regulations, we could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities.

Furthermore, the U.S. export control laws and economic sanctions laws prohibit the shipment or export of specified products and services to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our solutions from being provided to U.S. sanctions targets, if our solutions and services were to be exported to those prohibited countries despite such precautions, we could be subject to government investigations, penalties, reputational harm or other negative consequences.

Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions, or in our decreased ability to export or sell our solutions to existing or potential customers with international operations. Additionally, changes in our solutions may be required in response to changes in export and import regulations, which could lead to delays in the introduction and sale of our solutions in international markets, prevent our customers with international operations from deploying our solutions or, in some cases, prevent the export or import of our solutions to some countries, governments or persons altogether. Any decreased use of our solutions or limitation on our ability to export our solutions or sell them in international markets would hurt our revenue and compromise our ability to pursue our growth strategy.

Risks Related to Intellectual Property

We operate in an industry with extensive intellectual property litigation. Claims of infringement against us may hurt our business.

Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. The internet-related software field generally is characterized by extensive intellectual property litigation. Although our industry is rapidly evolving, many companies that own, or claim to own, intellectual property have aggressively asserted their rights. From time to time, we have been subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims against us, particularly as we expand the complexity and scope of our business. In addition, most of our subscription agreements require us to indemnify our customers against claims that our solutions infringe the intellectual property rights of third parties.

Future litigation may be necessary to defend ourselves or our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend and could:

•	hurt our reputation;

•	adversely affect our relationships with our current or future customers;

•	cause delays or stoppages in providing our services;

•	divert management’s attention and resources;

•	require technology changes to our software that would cause us to incur substantial cost;

•	subject us to significant liabilities; and

•	require us to cease some or all of our activities.

In addition to liability for monetary damages against us, which may be tripled and may include attorneys’ fees, or, in some circumstances, damages against our customers, we may be prohibited from developing, commercializing or continuing to provide some or all of our software solutions unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all.

Our failure to protect our intellectual property rights could diminish the value of our services, weaken our competitive position and reduce our revenue.

We regard the protection of our intellectual property, which includes trade secrets, copyrights, trademarks, domain names and patent applications, as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

We have sought patent protection for some of our technologies and currently have two U.S. patent applications and one international patent application on file, although there can be no assurance that these patents will ultimately be issued. We are also pursuing the registration of our domain names, trademarks and service marks in the United States and in jurisdictions outside the United States. Effective trade secret, copyright, trademark, domain name and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

We have licensed in the past, and expect to license in the future, some of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation.

Monitoring unauthorized use of our intellectual property is difficult and costly. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. In addition, the laws of many countries, such as China and India, do not protect our proprietary rights to as great an extent as do the laws of European countries and the United States. Further, the laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property. Our failure to meaningfully protect our intellectual property could result in competitors offering services that incorporate our most technologically advanced features, which could seriously reduce demand for our software solutions. In addition, we may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not such litigation results in a determination that is unfavorable to us. In addition, litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing upon our intellectual property rights.

Our use of “open source” software could negatively affect our ability to sell our solutions and subject us to possible litigation.

A portion of our technology platform and our solutions incorporates so-called “open source” software, and we may incorporate additional open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to specified conditions, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes open source software we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, including being enjoined from the sale of our solutions that contained the open source software and required to comply with the foregoing conditions, which could disrupt the sale of the affected solutions. In addition, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to change our products.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not continue to develop or be sustained.

Prior to May 23, 2013, there was no public market for our common stock, and we cannot assure you that an active trading market will continue to develop or be sustained. If an active market for our common stock does not continue to develop or be sustained, it may be difficult for you to sell shares without depressing the market price for the shares or to sell your shares at all.

The trading price of the shares of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price may be volatile. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	conditions or trends in our industry;

•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the software industry;

•	announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	investors’ general perception of our company and our business;

•	recruitment or departure of key personnel; and

•	sales of our common stock, including sales by our directors and officers or specific stockholders.

In addition, in the past, stockholders have initiated class action lawsuits against technology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. As a newly public company, we have only limited research coverage by equity research analysts. Equity research analysts may elect not to initiate or to continue to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. Even if we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market in the future, the market price of our common stock could decline significantly.

As of July 31, 2013, we had 21,644,862 shares of common stock outstanding. Of these shares, approximately 6.6 million shares are freely tradable and an additional 15.0 million shares will become available for sale in the public market beginning in November 2013, following the scheduled expiration of lock-up agreements between some of our stockholders and the underwriters entered into in connection with our recent initial public offering. The representatives of the underwriters may release these stockholders from their lock-up agreements at any time and without notice, which would allow for earlier sales of shares in the public market.

In addition, we filed a registration statement on Form S-8 registering the issuance of approximately 3.8 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. These registered shares will be available for sale in the public market subject to vesting arrangements and the exercise of options, in addition to the lock-up agreements described above, as applicable, and the restrictions of Rule 144 in the case of our affiliates.

Additionally, the holders of an aggregate of approximately 13.4 million outstanding shares of our common stock and approximately 1.6 million shares of our common stock issuable upon the exercise of outstanding warrants, or their transferees, have rights, subject to specified conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example, our board of directors will have the authority to issue up to 5,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

Our charter documents will also contain other provisions that could have an anti-takeover effect, including:

•	only one of our three classes of directors will be elected each year;

•	stockholders will not be entitled to remove directors other than by a 66 2/3% vote and only for cause;

•	stockholders will not be permitted to take actions by written consent;

•	stockholders cannot call a special meeting of stockholders; and

•	stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions by prohibiting Delaware corporations from engaging in specified business combinations with particular stockholders of those companies. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially owned approximately 58% of our outstanding common stock as of June 30, 2013. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets or other significant corporate transactions.

Some of these persons or entities may have interests that differ from those of other stockholders. For example, because many of these executive officers, directors and 5% stockholders purchased their shares at prices substantially below the current market price of our common stock and have held their shares for a longer period, they may be more interested in selling their shares to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2018, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700 million as of the prior June 30th, and (4) any date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of the NYSE. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2014, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we were never required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. For example, in 2011, we identified a material weakness in our methodology for the accounting of our warrants to purchase redeemable convertible preferred stock. While we believe that this weakness has now been successfully remediated, we may in the future discover additional weaknesses that require improvement. In addition, our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE, the Securities and Exchange Commission, or SEC, or other regulatory authorities.

We have broad discretion in the use of proceeds from our recent IPO and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.

We have broad discretion over the use of proceeds from our recent IPO. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. We expect to use the net proceeds to us from our recent IPO for working capital and general corporate purposes, including further expansion of our international operations and sales and marketing capabilities. Our failure to apply the net proceeds of our recent IPO effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. You do not have the opportunity to influence our decisions on how to use our net proceeds from the recent IPO.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

You should not rely on an investment in our common stock to provide dividend income. We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any existing or future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

We will incur increased costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we will incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

We may need additional capital in the future to meet our financial obligations and to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to meet our financial obligations and grow our business.

While we anticipate that our existing cash, together with our cash flow from operations, availability under our existing credit facility and net proceeds from our IPO, will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future or to meet various objectives, including developing future technologies and services, increasing working capital, acquiring businesses and responding to competitive pressures. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. In addition, pursuant to the terms of our credit facility, we may be restricted from using the net proceeds of financing transactions for our operating objectives. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of our business strategy, including potential additional acquisitions or development of new technologies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

From January 1, 2013 through May 31, 2013 (the date of the filing of our registration statement on Form S-8, File No. 333-188988), we granted options to purchase an aggregate of 572,956 shares of our common stock under our 2001 stock plan, as amended, with an exercise price of $8.80 per share, and during this period we issued an aggregate of 175,570 shares of our common stock upon the exercise of stock options granted under our 2001 stock plan at exercise prices between $1.60 and $8.80 per share, for aggregate proceeds of approximately $0.8 million.

The offers, sales and issuances of the securities described above were exempt from registration under Rule 701 promulgated under the Securities Act of 1933, as amended, in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were our employees, directors or consultants and received the securities under our 2001 stock plan. Appropriate legends were affixed to the securities issued in these transactions.

(b) Use of Proceeds from Public Offering of Common Stock

On May 22, 2013, our Registration Statement on Form S-1, as amended (File No. 333-187865) was declared effective in connection with the IPO of our common stock, pursuant to which we sold 6,612,500 shares of our common stock, including the full exercise of the underwriters’ over-allotment option, at a price to the public of $14.00 per share. The offering closed on May 29, 2013, and, as a result, we received net proceeds of approximately $82.0 million (after underwriters’ discounts and commissions of approximately $6.5 million and additional offering related costs of approximately $4.1 million). The joint managing underwriters of the offering were Goldman Sachs & Co. and Stifel, Nicolaus & Company, Incorporated.

No expenses incurred by us in connection with our IPO were paid directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

The principal purposes of the offering were to create a public market for our common stock and to facilitate our future access to the public equity markets, as well as to obtain additional capital. We currently have no specific plans for the use of a significant portion of the net proceeds of the offering. However, we anticipate that we will use the net proceeds from the offering for general corporate purposes, which may include further expansion of our international operations and sales and marketing capabilities, as well as working capital, debt repayments, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business.

We intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the Securities and Exchange Commission on May 23, 2013.

Item 6. Exhibits

Exhibit No.	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen stock certificate evidencing shares of Common Stock.

10.1*+	Amended and Restated Executive Severance and Change of Control Letter Agreement by and between the Registrant and David J. Spitz, dated as of May 23, 2013.

10.2*+	Amended and Restated Executive Severance and Change of Control Letter Agreement by and between the Registrant and S. Scott Alridge, dated as of May 23, 2013.

10.3*+	Amended and Restated Executive Severance and Change of Control Letter Agreement by and between the Registrant and John F. Baule, dated as of May 23, 2013.

10.4*	Eighth Amendment to Loan and Security Agreement, dated as of June 17, 2013, by and between the Registrant and Silicon Valley Bank.

10.5*	Ninth Amendment to Loan and Security Agreement, dated as of July 16, 2013, by and between the Registrant and Silicon Valley Bank.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35940), filed with the Commission on May 29, 2013, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35940), filed with the Commission on May 29, 2013, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on May 9, 2013, and incorporated by reference herein.

*	Filed herewith.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

+	Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANNELADVISOR CORPORATION

Date: August 7, 2013	By:	/s/ John F. Baule
John F. Baule
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit No.	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen stock certificate evidencing shares of Common Stock.

10.1*+	Amended and Restated Executive Severance and Change of Control Letter Agreement by and between the Registrant and David J. Spitz, dated as of May 23, 2013.

10.2*+	Amended and Restated Executive Severance and Change of Control Letter Agreement by and between the Registrant and S. Scott Alridge, dated as of May 23, 2013.

10.3*+	Amended and Restated Executive Severance and Change of Control Letter Agreement by and between the Registrant and John F. Baule, dated as of May 23, 2013.

10.4*	Eighth Amendment to Loan and Security Agreement, dated as of June 17, 2013, by and between the Registrant and Silicon Valley Bank.

10.5*	Ninth Amendment to Loan and Security Agreement, dated as of July 16, 2013, by and between the Registrant and Silicon Valley Bank.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35940), filed with the Commission on May 29, 2013, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35940), filed with the Commission on May 29, 2013, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on May 9, 2013, and incorporated by reference herein.

*	Filed herewith.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

+	Indicates management contract or compensatory plan.