Form 10-Q
period 2013-09-30
CHANNELADVISOR CORP
filed 2013-10-28
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number 001-35940
____________________________________________________
CHANNELADVISOR CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________________________

Delaware	56-2257867
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2701 Aerial Center Parkway, Morrisville, NC	27560
(Address of principal executive offices)	(Zip Code)
(919) 228-4700
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former
fiscal year, if changed since last report)
____________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 18, 2013 was 21,685,852.

CHANNELADVISOR CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ChannelAdvisor Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash	$90,287	$10,865
Accounts receivable, net of allowance of $298 and $191 as of September 30, 2013 and December 31, 2012, respectively	10,796	9,571
Prepaid expenses and other current assets	2,524	2,589
Total current assets	103,607	23,025
Property and equipment, net	7,135	4,315
Goodwill	16,106	16,106
Intangible assets, net	769	1,245
Restricted cash	686	687
Other assets	371	2,644
Total assets	$128,674	$48,022
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,198	$1,269
Accrued expenses	5,762	4,650
Deferred revenue	14,052	9,750
Current portion of long-term debt	3,300	3,370
Other current liabilities	1,976	980
Total current liabilities	27,288	20,019
Long-term debt, net of current portion	8,051	7,602
Series A and Series C warrants liability	—	3,235
Long-term capital leases, net of current portion	1,557	1,136
Other long-term liabilities	1,632	1,714
Total liabilities	38,528	33,706
Commitments and contingencies
Redeemable convertible preferred stock:
Convertible Series A preferred stock, $0.001 par value, 0 and 94,069,763 shares authorized, 0 and 93,821,393 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	18,887
Convertible Series B preferred stock, $0.001 par value, 0 and 40,641,227 shares authorized, issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	18,000
Convertible Series B-1 preferred stock, $0.001 par value, 0 and 5,660,378 shares authorized, issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	3,000
Convertible Series C preferred stock, $0.001 par value, 0 and 80,000,000 shares authorized, 0 and 73,880,351 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	50,608
Total redeemable convertible preferred stock	—	90,495
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 and 303,500,000 shares authorized, 21,672,635 and 1,240,193 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	21	1
Additional paid-in capital	182,104	3,584
Accumulated other comprehensive loss	(485)	(289)
Accumulated deficit	(91,494)	(79,475)
Total stockholders’ equity (deficit)	90,146	(76,179)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$128,674	$48,022
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$16,620	$13,020	$47,518	$37,594
Cost of revenue	4,555	3,831	12,971	10,707
Gross profit	12,065	9,189	34,547	26,887
Operating expenses:
Sales and marketing	9,316	6,159	26,398	18,165
Research and development	2,991	2,459	8,882	7,533
General and administrative	3,499	2,088	8,641	5,862
Total operating expenses	15,806	10,706	43,921	31,560
Loss from operations	(3,741)	(1,517)	(9,374)	(4,673)
Other (expense) income:
Interest expense, net	(520)	(407)	(2,606)	(828)
Other income, net	4	9	17	25
Total other (expense) income	(516)	(398)	(2,589)	(803)
Loss before income taxes	(4,257)	(1,915)	(11,963)	(5,476)
Income tax expense	35	43	56	83
Net loss	$(4,292)	$(1,958)	$(12,019)	$(5,559)
Net loss per share:
Basic and diluted	$(0.20)	$(1.68)	$(1.13)	$(4.81)
Weighted average common shares outstanding:
Basic and diluted	21,588,578	1,168,030	10,652,921	1,155,106
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(4,292)	$(1,958)	$(12,019)	$(5,559)
Other comprehensive loss:
Foreign currency translation adjustments	(38)	(1)	(196)	(38)
Total comprehensive loss	$(4,330)	$(1,959)	$(12,215)	$(5,597)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance, December 31, 2012	1,240,193	$1	$3,584	$(289)	$(79,475)	$(76,179)
Conversion of redeemable convertible preferred stock to common stock	13,401,499	13	91,137	—	—	91,150
Conversion of redeemable convertible preferred stock warrants to common stock warrants	—	—	3,632	—	—	3,632
Issuance of common stock from initial public offering, net of issuance costs	6,612,500	7	81,981	—	—	81,988
Cashless exercise of common stock warrants	201,396	—	—	—	—	—
Exercise of stock options	217,047	—	337	—	—	337
Stock-based compensation expense	—	—	1,433	—	—	1,433
Net loss	—	—	—	—	(12,019)	(12,019)
Foreign currency translation adjustments	—	—	—	(196)	—	(196)
Balance, September 30, 2013	21,672,635	$21	$182,104	$(485)	$(91,494)	$90,146
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(12,019)	$(5,559)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,619	2,101
Bad debt expense	221	37
Change in fair value of preferred stock warrants	1,052	68
Accretion of debt discount	449	211
Stock-based compensation expense	1,433	393
Change in lease incentive obligation	(15)	(16)
Amortization of debt issuance costs	33	45
Change in deferred rent	126	491
Changes in assets and liabilities:
Accounts receivable	(1,503)	(362)
Prepaid expenses and other assets	63	(322)
Restricted cash	—	153
Accounts payable and accrued expenses	2,278	(209)
Deferred revenue	4,227	3,791
Net cash (used in) provided by operating activities	(1,036)	822
Cash flows from investing activities
Purchases of property and equipment	(1,990)	(1,841)
Payment of internal-use software development costs	(962)	(150)
Net cash used in investing activities	(2,952)	(1,991)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	86,095	—
Proceeds from issuance of debt, net of debt issuance costs	—	4,896
Repayment of debt and capital leases	(919)	(1,160)
Payment of deferred offering costs	(2,474)	—
Proceeds from exercise of stock options	879	101
Net cash provided by financing activities	83,581	3,837
Effect of currency exchange rate changes on cash	(171)	(22)
Net increase in cash	79,422	2,646
Cash, beginning of period	10,865	4,998
Cash, end of period	$90,287	$7,644
Supplemental disclosure of cash flow information
Cash paid for interest	$1,138	$436
Cash paid for income taxes	$89	$64
Supplemental disclosure of noncash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$91,150	$—
Conversion of preferred stock warrants to common stock warrants	$3,632	$—
Accretion of issuance costs on redeemable convertible preferred stock	$—	$15
Deferred offering costs included in accounts payable and accrued expenses	$108	$367
Accrued capital expenditures	$526	$—
Capital lease obligations entered into for the purchase of fixed assets	$1,454	$2,014
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of the Business
ChannelAdvisor Corporation (“ChannelAdvisor” or the “Company”) was incorporated in the state of Delaware and capitalized in June 2001. The Company began operations in July 2001. ChannelAdvisor is a provider of software-as-a-service, or SaaS, solutions that allow retailers and manufacturers to integrate, manage and monitor their merchandise sales across hundreds of online channels. The Company is headquartered in Morrisville, North Carolina and has international offices in England, Ireland, Germany, Australia, Hong Kong and Brazil.
2. Significant Accounting Policies
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss, changes in stockholders’ equity (deficit) and cash flows. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2012, which are included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities and Exchange Act of 1933, as amended, with the Securities and Exchange Commission on May 23, 2013.
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
Initial Public Offering
On May 29, 2013, the Company closed the initial public offering ("IPO") of its common stock pursuant to a registration statement on Form S-1 that was declared effective on May 22, 2013. In the IPO, the Company sold an aggregate of 6,612,500 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $14.00 per share. Net proceeds were approximately $82.0 million, after deducting underwriting discounts and commissions of $6.5 million and offering expenses of $4.1 million. Costs directly associated with the IPO were capitalized and recorded as deferred offering costs prior to the closing of the IPO. These costs were recorded as a reduction of the IPO proceeds received in calculating the amount to be recorded in additional paid-in capital.
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

Recent Accounting Pronouncements

The Company has reviewed accounting pronouncements that were issued as of September 30, 2013 and does not believe that these pronouncements will have a material impact on its financial position or results of operations.
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, the useful lives of long-lived assets and other intangible assets, assumptions used for purposes of determining stock-based compensation, income taxes, and the fair value of the Series A and Series C warrants and the Company’s common stock prior to the closing of the IPO, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.
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
Cost of Revenue
Cost of revenue primarily consists of personnel and related costs, including salaries, bonuses, payroll taxes and stock-based compensation, co-location facility costs for the Company’s data centers, depreciation expense for computer equipment directly associated with generating revenue, credit card transaction fees and infrastructure maintenance costs. In addition, the Company allocates a portion of overhead, such as rent, additional depreciation and amortization and employee benefits costs, to cost of revenue based on headcount.
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
The Company did not have any customers that individually comprised a significant concentration of its accounts receivable as of September 30, 2013 and December 31, 2012, or a significant concentration of its revenue for the three and nine months ended September 30, 2013 and 2012.
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
Other receivables of $0.9 million and $1.5 million are included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively.
Deferred Offering Costs

Deferred offering costs of $22,000 and $2.3 million are included in other assets on the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively.

Upon the consummation of the IPO on May 29, 2013, the deferred offering costs as of December 31, 2012, in addition to offering costs incurred subsequent to year end but prior to the IPO, were offset against the proceeds of the offering and included in stockholders’ equity (deficit).

Upon the consummation of a planned registered public offering in the fourth quarter of 2013, the deferred offering costs as of September 30, 2013 will be offset against the proceeds of the offering and included in stockholders’ equity (deficit). If the offering is terminated, the deferred offering costs will be expensed immediately.

Identifiable Intangible Assets
The Company has acquired intangible assets in connection with business combinations. These assets were recorded at their estimated fair values at the acquisition date and are being amortized over their respective estimated useful lives using the straight-line method. The estimated useful lives used in computing amortization are as follows:

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
Software Development Costs
The Company capitalizes certain internal-use software development costs, consisting primarily of direct labor associated with creating the internally developed software and third-party consulting fees associated with implementing software purchased for internal use. Software development projects generally include three stages: the preliminary project stage (in which all costs are expensed as incurred), the application development stage (in which certain costs are capitalized) and the post-implementation/operation stage (in which all costs are expensed as incurred). The costs incurred during the application development stage primarily include the costs of designing the application, coding and testing of the system. Capitalized costs are amortized using the straight-line method over the estimated useful life of the software once it is ready for its intended use.
Software development costs of $0.2 million and $0.2 million related to creating internally developed software and implementing software purchased for internal use were capitalized during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, and are included in property and equipment in the accompanying condensed consolidated balance sheets. Amortization expense related to this capitalized internally developed software was $24,000 and $7,000 for the three months ended September 30, 2013 and 2012, respectively, and $0.1 million and $8,000 for the nine months ended September 30, 2013 and 2012, respectively, and is included in cost of revenue or general and administrative expense in the accompanying condensed consolidated statements of operations, depending upon the nature of the software development project. The net book value of this capitalized internally developed software was $0.3 million and $0.1 million as of September 30, 2013 and December 31, 2012, respectively.

Software development costs of $1.2 million related to configuring and implementing hosted third-party software applications that the Company will use in its business operations were capitalized during the nine months ended September 30, 2013 and are included in property and equipment in the accompanying condensed consolidated balance sheets. Amortization expense related to these capitalized assets was $8,000 for both the three and nine months ended September 30, 2013 and is included in general and administrative expense in the accompanying condensed consolidated statements of operations. The net book value of these capitalized assets was $1.2 million and $0 as of September 30, 2013 and December 31, 2012, respectively.
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
The Company’s income tax provision for the third quarter of 2013 and 2012 reflects its estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. For the three and nine months ended September 30, 2013 and 2012, the Company’s effective tax rate differs from the federal statutory rate primarily due to changes in the valuation allowance and nondeductible expenses.
For the three and nine months ended September 30, 2013 and 2012, the Company had net operating loss (“NOL”) carryforwards, the benefit of which is dependent on the Company’s ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. In addition, the maximum annual use of the NOL carryforwards is limited in certain situations after changes in stock ownership occur.
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
The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options. The use of the option valuation model requires the input of highly subjective assumptions, including the fair value of the Company’s common stock prior to the IPO, the expected life of the option and the expected stock price volatility based on peer companies. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited.
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
The following table presents a summary of activity for the Preferred Stock for the nine months ended September 30, 2013 (in thousands):

	Redeemable Convertible Preferred Stock
	Series A	Series B	Series B-1	Series C	Total
Balance, December 31, 2012	$18,887	$18,000	$3,000	$50,608	$90,495
Cashless exercise of warrants	166	—	—	489	655
Conversion of Preferred Stock into common stock	(19,053)	(18,000)	(3,000)	(51,097)	(91,150)
Balance, September 30, 2013	$—	$—	$—	$—	$—

Upon closing of the Company’s IPO on May 29, 2013, all outstanding shares of Preferred Stock converted into an aggregate of 13,401,499 shares of common stock.
4. Warrants
Preferred Stock Warrants
In conjunction with previous long-term debt borrowings, the Company issued warrants to purchase shares of Series A and Series C. As of December 31, 2012, the holders of the Series A warrants and Series C warrants were entitled to purchase a total of 175,000 shares of Series A and 4,586,121 shares of Series C. The warrants could be exercised in whole or in part at any time and included a cashless exercise feature allowing the holder to receive fewer shares of Series A or Series C in exchange for the warrant, rather than paying cash to exercise. The warrants were classified as a liability as of December 31, 2012 in the accompanying condensed consolidated balance sheets.
The fair values of the Series A warrants and Series C warrants were estimated to be $0.1 million and $3.1 million, respectively, at December 31, 2012. The inputs into the fair value model for the warrants, which are discussed in Note 6, “Fair Value Measurements”, were considered Level 3 inputs under ASC 820, Fair Value Measurements and Disclosures. Prior to the closing of the IPO, all changes in the fair value of the warrants were recorded in interest expense in the accompanying condensed consolidated statements of operations. The Company recorded interest expense of $0 and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and interest expense of $1.1 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively, related to the fair value adjustment of the warrants.
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
Common Stock Warrants
In 2007 and 2008, in conjunction with the issuance of the Series C, the Company also issued warrants to purchase 1,616,113 shares of common stock, of which 958,019 and 658,094 have exercise prices per share of $16.00 and $10.96, respectively. The 2007 and 2008 warrants expire in 2014 and 2015, respectively. The warrants may be exercised in whole or in part at any time and include a cashless exercise feature, which allows the holder to receive fewer shares of common stock in exchange for the warrant rather than paying cash to exercise.
In June 2013, the holder of a warrant to purchase common stock executed a cashless exercise and received 194,885 shares of common stock in exchange for the warrant.
In September 2013, the holder of a warrant to purchase common stock executed a cashless exercise and received 6,511 shares of common stock in exchange for the warrant.

5. Equity Incentive Plans and Stock-Based Compensation
In May 2013, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which the Company initially reserved 1,250,000 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2013 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2014 through January 1, 2023, by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. As a result of the adoption of the 2013 Plan, no further grants may be made under the 2001 Stock Plan described below (the “2001 Plan”). As of September 30, 2013, 1,142,479 shares remained available for future grant.
The 2001 Plan provided for the grant of incentive stock options to employees, and for the grant of nonqualified stock options to employees, directors and non-employee third parties. Stock options were granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant. Stock options generally expire ten years from the date of grant. Certain options are eligible for exercise prior to vesting. Shares issued as a result of early exercise are subject to repurchase by the Company upon termination of employment or services, at the lesser of the price paid or the fair value of the shares on the repurchase date. At September 30, 2013, there were 65,000 shares of common stock outstanding subject to the Company’s right of repurchase at a price of $8.64 per share. No such shares were outstanding at December 31, 2012. The Company recorded a liability for the exercise price of unvested shares, which will be reclassified to common stock and additional paid-in capital as the shares vest. At September 30, 2013 and December 31, 2012, the Company recorded $0.6 million and $0, respectively, within other current liabilities in the accompanying condensed consolidated balance sheets for shares issued with repurchase rights.
Stock-based compensation expense related to stock options is included in the following line items in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$41	$4	$159	$38
Sales and marketing	146	66	439	121
Research and development	89	11	264	74
General and administrative	198	20	571	160
	$474	$101	$1,433	$393

The following table summarizes the assumptions used for estimating the fair value of stock options granted for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	0.3% - 1.7%	*	0.3% - 1.7%	0.4% - 0.9%
Expected term (years)	6.06 - 6.25	*	5.00 - 6.25	5.00 - 6.25
Expected volatility	49% - 58%	*	49% - 59%	51% - 61%
Dividend yield	0%	*	0%	0%
Weighted average grant date fair value	$10.56	*	$4.73	$3.07

* No options were granted during the three months ended September 30, 2012

The following is a summary of stock option activity for the nine months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding options as of December 31, 2012	2,202,712	$3.84
Granted	681,713	11.38
Exercised	(217,047)	4.14
Forfeited	(72,454)	7.74
Expired	(25,531)	2.53
Outstanding options as of September 30, 2013	2,569,393	$5.75	7.46	$79,336
Exercisable as of September 30, 2013	1,333,663	$2.98	6.09	$44,876
Vested and expected to vest as of September 30, 2013	2,408,183	$5.47	7.35	$75,030

The total compensation cost related to nonvested awards not yet recognized as of September 30, 2013 was $2.5 million and will be recognized over a weighted average period of approximately 1.5 years. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2013 and 2012 was $0.7 million and $0.3 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2013 and 2012 was $1.7 million and $0.3 million, respectively.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The following table summarizes the conclusions reached as of December 31, 2012 (in thousands):

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
The following table presents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis during the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013	2012	2013	2012
	Series A Warrants		Series C Warrants
Balance as of July 1	$—	$80	$—	$2,489
Change in fair value of warrant liability	—	11	—	58
Balance as of September 30	$—	$91	$—	$2,547

The following table presents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis during the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012	2013	2012
	Series A Warrants		Series C Warrants
Balance as of January 1	$88	$113	$3,147	$479
Change in fair value of warrant liability	78	45	974	23
Issuance of Series C warrant	—	—	—	2,045
Cashless exercise of warrants	(166)	(67)	(489)	—
Reclassification of warrant liability to equity	—	—	(3,632)	—
Balance as of September 30	$—	$91	$—	$2,547
7. Net Loss Per Share
The Company uses the two-class method to compute net loss per share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Prior to their conversion to common shares, each series of the Company’s Preferred Stock was entitled to participate on an as-if-converted basis in distributions, when and if declared by the board of directors, that were made to common stockholders and as a result these shares were considered participating securities. During the third quarter of 2013, certain shares issued as a result of the early exercise of stock options, which are subject to repurchase by the Company, were entitled to receive non-forfeitable dividends during the vesting period and as a result were considered participating securities.
Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three and nine months ended September 30, 2013 and 2012, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three and nine months ended September 30, 2013 and 2012:

	Three and Nine Months Ended September 30,
	2013	2012
Redeemable convertible preferred stock:
Series A	—	5,863,825
Series B	—	2,540,066
Series B-1	—	353,767
Series C	—	4,617,513
Warrants to purchase common stock	1,625,728	1,616,113
Warrants to purchase Series A redeemable convertible preferred stock	—	10,937
Warrants to purchase Series C redeemable convertible preferred stock	—	239,750
Common stock subject to repurchase	65,000	—
Stock options	2,569,393	1,802,926
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
Substantially all assets were held in the United States during the three and nine months ended September 30, 2013 and 2012. The following table summarizes revenue by geography for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Domestic	$13,147	$10,362	$37,477	$29,574
International	3,473	2,658	10,041	8,020
Total revenue	$16,620	$13,020	$47,518	$37,594
9. Related Parties
One of the Company’s customers is a subsidiary of a stockholder of the Company, thus making the customer a related party. Under an agreement with this customer, the customer has purchased certain services from the Company. Revenue recorded under this agreement totaled $0.3 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and $0.9 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively. Accounts receivable from the customer amounted to $0.4 million and $0.4 million at September 30, 2013 and December 31, 2012, respectively.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2012 appearing in our prospectus filed with the Securities and Exchange Commission on May 23, 2013.
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
We sell subscriptions to our SaaS solutions primarily through our direct sales force. Our customers include the online businesses of traditional retailers, online retailers and brand manufacturers, as well as advertising agencies that use our solutions on behalf of their retailer clients. As of September 30, 2013, we had over 2,200 core customers worldwide, including 27% of the top 500 U.S. Internet retailers, as identified by Internet Retailer magazine based on their 2012 online sales.
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
Number of Core Customers
The number of customers subscribing to our solutions is a primary determinant of our core revenue. We refer to the customers who subscribe to any of our solutions, other than the non-core, legacy products described above, as our core customers. The number of core customers was 2,287 and 1,896 as of September 30, 2013 and 2012, respectively.
Average Revenue per Core Customer
The average revenue generated by our core customers is the other primary determinant of our core revenue. We calculate this metric by dividing our total core revenue for a particular period by the average monthly number of core customers during the period, which is calculated by taking the sum of the number of core customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per core customer in absolute dollars on a rolling twelve-month basis, but we may also calculate percentage changes in average revenue per core customer on a quarterly basis in order to help us evaluate our period-over-period performance. Our average revenue per core customer increased 11.6% to $30,113 for the twelve months ended September September 30, 2013 as compared to $26,987 for the twelve months ended September 30, 2012.
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
For each of the twelve months ended September 30, 2013 and 2012, our subscription dollar retention rate exceeded 100%.
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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(4,292)	$(1,958)	$(12,019)	$(5,559)
Adjustments:
Interest expense, net	520	407	2,606	828
Income tax expense	35	43	56	83
Depreciation and amortization expense	886	773	2,619	2,101
Total adjustments	1,441	1,223	5,281	3,012
EBITDA	(2,851)	(735)	(6,738)	(2,547)
Stock-based compensation expense	474	101	1,433	393
Adjusted EBITDA	$(2,377)	$(634)	$(5,305)	$(2,154)
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
The following table shows the percentage of our total revenue attributable to fixed subscription fees plus implementation fees, as compared to the percentage attributable to variable subscription fees, for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(as a percentage of total revenue)
Fixed subscription fees plus implementation fees	70.4%	65.7%	67.8%	62.6%
Variable subscription fees	29.6	34.3	32.2	37.4
Total revenue	100.0%	100.0%	100.0%	100.0%

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
Other Income / Expense
Other income and expense consists primarily of interest income and expense and, prior to the closing of our IPO on May 29, 2013, changes in the fair value of our preferred stock warrant liability. Interest income represents interest received on our cash. Interest expense consists primarily of the interest incurred on outstanding borrowings under our credit facilities and the accretion of the debt discount on our subordinated loan.
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

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended September 30, 2013, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2012 included in our prospectus filed with the Securities and Exchange Commission on May 23, 2013.
Recent Accounting Pronouncements
We have reviewed accounting pronouncements that were issued as of September 30, 2013 and do not believe that these pronouncements will have a material impact on our financial position or results of operations.

Results of Operations
Comparison of the Three Months Ended September 30, 2013 and 2012
The following table presents our results of operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$16,620	100.0%	$13,020	100.0%	$3,600	27.6%
Cost of revenue	4,555	27.4	3,831	29.4	724	18.9
Gross profit	12,065	72.6	9,189	70.6	2,876	31.3
Operating expenses:
Sales and marketing	9,316	56.1	6,159	47.3	3,157	51.3
Research and development	2,991	18.0	2,459	18.9	532	21.6
General and administrative	3,499	21.1	2,088	16.0	1,411	67.6
Total operating expenses	15,806	95.2	10,706	82.2	5,100	47.6
Loss from operations	(3,741)	(22.6)	(1,517)	(11.6)	(2,224)	146.6
Other (expense) income:
Interest expense, net	(520)	(3.1)	(407)	(3.1)	(113)	27.8
Other income, net	4	0.0	9	0.1	(5)	(55.6)
Total other (expense) income	(516)	(3.1)	(398)	(3.0)	(118)	29.6
Loss before income taxes	(4,257)	(25.7)	(1,915)	(14.6)	(2,342)	122.3
Income tax expense	35	0.2	43	0.3	(8)	(18.6)
Net loss	$(4,292)	(25.9)%	$(1,958)	(14.9)%	$(2,334)	119.2

Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Revenue	$16,620	$13,020	$3,600	27.6%

Revenue for the three months ended September 30, 2013 increased by $3.6 million, or 27.6%, compared to the three months ended September 30, 2012. The increase in revenue for the three months ended September 30, 2013 was mainly driven by the expansion of our international operations and an increase in our core revenue, which is discussed below.
Our revenue from international operations of $3.5 million, or 20.9% of total revenue, for the three months ended September 30, 2013 increased from $2.7 million, or 20.4% of total revenue, for the three months ended September 30, 2012. The increase in revenue from our international operations was primarily attributable to an increase in the number of international customers.

Core Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Core revenue	$16,219	$12,504	$3,715	29.7%
Percentage of total revenue	97.6%	96.0%
Non-core revenue	$401	$516	$(115)	(22.3)%
Percentage of total revenue	2.4%	4.0%
Total revenue	$16,620	$13,020	$3,600	27.6%

Core revenue for the three months ended September 30, 2013 increased by $3.7 million, or 29.7%, compared to the three months ended September 30, 2012.
This growth was primarily attributable to a 20.6% increase in the number of core customers using our platform at September 30, 2013 as compared to September 30, 2012. The increase in core customers accounted for 65.4% of the increase in core revenue during the three months ended September 30, 2013.
In addition, we experienced an 8.6% increase in the average revenue per core customer during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, which accounted for 34.6% of the increase in core revenue during the period. The increase in the average revenue per core customer was primarily attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the year. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per core customer was due in part to a general shift in our customer base toward a greater proportion of larger enterprise customers, all of which are core customers. Our enterprise customers generally commit to a higher specified minimum amount of GMV per month, which results in a higher proportion of fixed subscription fees.
This growth in core revenue was partially offset by a $0.1 million, or 22.3%, decrease in our non-core revenue over the same period.
Cost of revenue

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$4,555	$3,831	$724	18.9%
Percentage of total revenue	27.4%	29.4%

Cost of revenue for the three months ended September 30, 2013 increased by $0.7 million, or 18.9%, compared to the three months ended September 30, 2012. The increase in cost of revenue was primarily attributable to a $0.5 million increase in salaries and personnel-related costs, as we increased the number of employees providing services to our expanding customer base and supporting our platform infrastructure from 109 at September 30, 2012 to 129 at September 30, 2013. In addition, we experienced a $0.1 million increase in depreciation expense associated with equipment for our data centers and a $0.1 million increase in credit card vendor transaction fees. As a percentage of revenue, cost of revenue declined from 29.4% for the three months ended September 30, 2012 to 27.4% for the three months ended September 30, 2013.

Operating Expenses
Sales and marketing

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$9,316	$6,159	$3,157	51.3%
Percentage of total revenue	56.1%	47.3%
Sales and marketing expense for the three months ended September 30, 2013 increased by $3.2 million, or 51.3%, compared to the three months ended September 30, 2012. The increase in sales and marketing expense was primarily attributable to a $2.3 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. The number of full-time sales and marketing employees increased from 185 at September 30, 2012 to 259 at September 30, 2013. In addition, we experienced a $0.8 million increase in our marketing and advertising expenses, promotional event programs and travel costs. The increase in sales and marketing expense as a percentage of revenue for the three months ended September 30, 2013 reflects our strategy of adding sales and marketing professionals and expanding our marketing activities in order to continue to grow our business.
Research and development

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Research and development	$2,991	$2,459	$532	21.6%
Percentage of total revenue	18.0%	18.9%

Research and development expense for the three months ended September 30, 2013 increased by $0.5 million, or 21.6%, compared to the three months ended September 30, 2012. The increase in research and development expense was primarily attributable to a $0.5 million increase in salaries and personnel-related costs associated with an increase in research and development personnel. The number of full-time research and development employees increased from 69 at September 30, 2012 to 80 at September 30, 2013.
General and administrative

	Three Months Ended September 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
General and administrative	$3,499	$2,088	$1,411	67.6%
Percentage of total revenue	21.1%	16.0%

General and administrative expense for the three months ended September 30, 2013 increased by $1.4 million, or 67.6%, compared to the three months ended September 30, 2012. The increase in general and administrative expense was primarily attributable to a $0.8 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business and obligations as a newly public company. The number of full-time general and administrative employees increased from 35 at September 30, 2012 to 48 at September 30, 2013. We also experienced a $0.6 million increase in professional fees related to legal, consulting and audit and tax services.

Comparison of the Nine Months Ended September 30, 2013 and 2012
The following table presents our results of operations for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$47,518	100.0%	$37,594	100.0%	$9,924	26.4%
Cost of revenue	12,971	27.3	10,707	28.5	2,264	21.1
Gross profit	34,547	72.7	26,887	71.5	7,660	28.5
Operating expenses:
Sales and marketing	26,398	55.6	18,165	48.3	8,233	45.3
Research and development	8,882	18.7	7,533	20.0	1,349	17.9
General and administrative	8,641	18.2	5,862	15.6	2,779	47.4
Total operating expenses	43,921	92.5	31,560	83.9	12,361	39.2
Loss from operations	(9,374)	(19.8)	(4,673)	(12.4)	(4,701)	100.6
Other (expense) income:
Interest expense, net	(2,606)	(5.5)	(828)	(2.2)	(1,778)	214.7
Other income, net	17	0.0	25	0.1	(8)	(32.0)
Total other (expense) income	(2,589)	(5.5)	(803)	(2.1)	(1,786)	222.4
Loss before income taxes	(11,963)	(25.3)	(5,476)	(14.5)	(6,487)	118.5
Income tax expense	56	0.1	83	0.2	(27)	(32.5)
Net loss	$(12,019)	(25.4)%	$(5,559)	(14.7)%	$(6,460)	116.2

Revenue

	Nine Months Ended September 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Revenue	$47,518	$37,594	$9,924	26.4%

Revenue for the nine months ended September 30, 2013 increased by $9.9 million, or 26.4%, compared to the nine months ended September 30, 2012. The increase in revenue for the nine months ended September 30, 2013 was mainly driven by the expansion of our international operations and an increase in our core revenue, which is discussed below.
Our revenue from international operations of $10.0 million, or 21.1% of total revenue, for the nine months ended September 30, 2013 increased from $8.0 million, or 21.3% of total revenue, for the nine months ended September 30, 2012. The increase in revenue from our international operations was primarily attributable to an increase in the number of international customers.

Core Revenue

	Nine Months Ended September 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Core revenue	$46,142	$35,786	$10,356	28.9%
Percentage of total revenue	97.1%	95.2%
Non-core revenue	$1,376	$1,808	$(432)	(23.9)%
Percentage of total revenue	2.9%	4.8%
Total revenue	$47,518	$37,594	$9,924	26.4%

Core revenue for the nine months ended September 30, 2013 increased by $10.4 million, or 28.9%, compared to the nine months ended September 30, 2012.
This growth was primarily attributable to a 20.6% increase in the number of core customers using our platform at September 30, 2013 as compared to September 30, 2012. The increase in core customers accounted for 56.2% of the increase in core revenue during the nine months ended September 30, 2013.
In addition, we experienced a 10.9% increase in the average revenue per core customer during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, which accounted for 43.8% of the increase in core revenue during the period.
This growth in core revenue was partially offset by a $0.4 million, or 23.9%, decrease in our non-core revenue over the same period.
Cost of revenue

	Nine Months Ended September 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$12,971	$10,707	$2,264	21.1%
Percentage of total revenue	27.3%	28.5%

Cost of revenue for the nine months ended September 30, 2013 increased by $2.3 million, or 21.1%, compared to the nine months ended September 30, 2012. The increase in cost of revenue was primarily attributable to a $1.5 million increase in salaries and personnel-related costs. In addition, we experienced a $0.5 million increase in depreciation expense associated with equipment for our data centers and a $0.2 million increase in credit card vendor transaction fees. As a percentage of revenue, cost of revenue declined from 28.5% for the nine months ended September 30, 2012 to 27.3% for the nine months ended September 30, 2013.
Operating Expenses
Sales and marketing

	Nine Months Ended September 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$26,398	$18,165	$8,233	45.3%
Percentage of total revenue	55.6%	48.3%

Sales and marketing expense for the nine months ended September 30, 2013 increased by $8.2 million, or 45.3%, compared to the nine months ended September 30, 2012. The increase in sales and marketing expense was primarily attributable to a $6.4 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. In addition, we experienced a $1.8 million increase in our marketing and advertising expenses, promotional event programs and travel costs. The increase in sales and marketing expense as a percentage of revenue for the nine months ended September 30, 2013 reflects our strategy of adding sales and marketing professionals and expanding our marketing activities in order to continue to grow our business.
Research and development

	Nine Months Ended September 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Research and development	$8,882	$7,533	$1,349	17.9%
Percentage of total revenue	18.7%	20.0%

Research and development expense for the nine months ended September 30, 2013 increased by $1.3 million, or 17.9%, compared to the nine months ended September 30, 2012. The increase in research and development expense was primarily attributable to a $1.2 million increase in salaries and personnel-related costs associated with an increase in research and development personnel.
General and administrative

	Nine Months Ended September 30,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
General and administrative	$8,641	$5,862	$2,779	47.4%
Percentage of total revenue	18.2%	15.6%

General and administrative expense for the nine months ended September 30, 2013 increased by $2.8 million, or 47.4%, compared to the nine months ended September 30, 2012. The increase in general and administrative expense was primarily attributable to a $1.5 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business and obligations as a newly public company. We also experienced a $0.9 million increase in professional fees related to legal, consulting and audit and tax services. In addition, we experienced a $0.2 million increase in insurance costs.

Liquidity and Capital Resources
Sources of Liquidity
Prior to our IPO in May 2013, we funded our operations primarily through cash from operating activities, bank and subordinated debt borrowings and private placements of our redeemable convertible preferred stock. From 2003 to 2008, we raised an aggregate of $90.4 million from the sale of preferred stock to third parties.
In December 2009, we entered into a loan and security agreement with a lender, which was most recently amended in September 2013. The agreement, as amended, includes a revolving line of credit of up to $6.0 million and an equipment line of credit of up to $1.0 million.
The revolving line of credit has a current term through September 2014 and requires interest-only payments to be made monthly on any outstanding advances at the lender’s prime rate, which was 3.25% at September 30, 2013, plus 1%. Borrowings under the equipment line of credit accrue interest at a rate of 6.5% per annum and are payable in 36 monthly installments from the date of each respective borrowing. The equipment line of credit matures on June 1, 2014. The loans are collateralized by all of our assets, excluding our intellectual property, although we may not encumber our intellectual property without the consent of the lender.
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
Under the terms of our loan and security agreements, we are required to meet and maintain specified financial and nonfinancial covenants. As of September 30, 2013, we were in compliance with all such covenants.
The following table summarizes the outstanding principal balances of our debt as of September 30, 2013 (in thousands):

Outstanding Principal Balance
Revolving line of credit	$3,300
Subordinated loan	10,000
Total	$13,300

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash (used in) provided by:
Operating activities	$(1,036)	$822
Investing activities	(2,952)	(1,991)
Financing activities	83,581	3,837

Operating Activities
For the nine months ended September 30, 2013, our net cash used in operating activities of $1.0 million consisted of a net loss of $12.0 million, partially offset by $5.9 million in adjustments for non-cash items and $5.1 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $2.6 million, non-cash stock compensation expense of $1.4 million, change in fair value of preferred stock warrants of $1.1 million, which was reclassified to additional paid-in capital upon the closing of our IPO, and accretion of debt discount of $0.4 million. The increase in cash resulting from changes in working capital primarily consisted of an increase in deferred revenue of $4.2 million as a result of an increased number of customers prepaying for subscription services, and an increase in accounts payable and accrued expenses of $2.3 million, primarily driven by increased operating costs during the period. These increases were partially offset by decreases in operating cash flow due to a $1.5 million increase in accounts receivable, primarily driven by increased revenue during the year as we continue to expand our operations, both domestically and internationally.
For the nine months ended September 30, 2012, our net cash provided by operating activities of $0.8 million consisted of a net loss of $5.6 million, offset by $3.1 million of cash provided by changes in working capital and $3.3 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $2.1 million, non-cash rent expense of $0.5 million, non-cash stock compensation expense of $0.4 million, accretion of debt discount of $0.2 million and change in fair value of preferred stock warrants of $0.1 million. The increase in cash resulting from changes in working capital primarily consisted of an increase in deferred revenue of $3.8 million as a result of an increased number of customers prepaying for subscription services. These increases were partially offset by decreases in operating cash flow due to a $0.4 million increase in accounts receivable, primarily driven by increased revenue during the year as we continue to expand our operations, both domestically and internationally, and an increase in prepaid expenses and other assets of $0.3 million.
Investing Activities
For the nine months ended September 30, 2013, net cash used in investing activities was $3.0 million, consisting of $2.0 million for the purchase of property and equipment and $1.0 million for the payment of internal-use software development costs.
For the nine months ended September 30, 2012, net cash used in investing activities was $2.0 million, consisting of $1.8 million for the purchase of property and equipment and $0.2 million for the payment of internal-use software development costs.
Financing Activities
For the nine months ended September 30, 2013, net cash provided by financing activities was $83.6 million, consisting of $86.1 million of proceeds from our IPO, net of underwriting discounts and commissions but before offering expenses, and $0.9 million in cash received upon the exercise of stock options. These amounts were partially offset by $2.5 million in payments of costs related to our IPO that had been deferred and $0.9 million in repayments of debt and capital leases.
For the nine months ended September 30, 2012, net cash provided by financing activities was $3.8 million, consisting of $4.9 million in net borrowings under our subordinated loan and $0.1 million in cash received upon the exercise of stock options, partially offset by $1.2 million in repayments of debt and capital leases.

Off-Balance Sheet Arrangements
As of September 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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
Interest Rate Sensitivity
We are subject to interest rate risk in connection with borrowings under our revolving line of credit, which are subject to a variable interest rate. At September 30, 2013, we had borrowings under our revolving line of credit of $3.3 million. As a result, each change of one percentage point in interest rates would result in an approximate $33,000 change in our annual interest expense on our outstanding borrowings at September 30, 2013. Any debt we incur in the future may also bear interest at variable rates.
Foreign Currency Exchange Risk
With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses in the United Kingdom, Europe and Australia. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our expenses denominated in foreign currencies, we would not expect a 10% decline in the value of the U.S. dollar from rates on September 30, 2013 to have a material effect on our financial position or results of operations. The majority of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We incurred net losses of $4.9 million and $12.0 million during the year ended December 31, 2012 and the nine months ended September 30, 2013, respectively, and we had an accumulated deficit of $91.5 million as of September 30, 2013. We anticipate that our operating expenses will increase substantially in the foreseeable future as we invest in increased sales and marketing and research and development efforts. As a result, we can provide no assurance as to whether or when we will achieve profitability. In addition, as a newly public company, we have begun, and will continue, to incur significant accounting, legal and other expenses that we did not incur as a private company. To achieve profitability, we will need to either increase our revenue sufficiently to offset these higher expenses or significantly reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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
Risks Related to Ownership of Our Common Stock
An active trading market for our common stock may not be sustained.
Although our common stock is listed on the New York Stock Exchange, we cannot assure you that an active trading market will be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell shares without depressing the market price for the shares or to sell your shares at all.
The trading price of the shares of our common stock has been and may continue to be volatile, and purchasers of our common stock could incur substantial losses.
Since our IPO in May 2013, our stock price has been volatile. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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
The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. As a newly public company, we have only limited research coverage by equity research analysts. Equity research analysts may elect not to initiate or to continue to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. Even if we have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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
The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.
Our certificate of incorporation authorizes us to issue up to 100,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
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
As of October 18, 2013, we had 21,685,852 shares of common stock outstanding. Of these shares, approximately 6.6 million shares are freely tradable and an additional 15.1 million shares will become available for sale in the public market beginning in November 2013, following the scheduled expiration of lock-up agreements between some of our stockholders and the underwriters entered into in connection with our IPO. The representatives of the underwriters may release these stockholders from their lock-up agreements at any time and without notice, which would allow for earlier sales of shares in the public market.
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
Additionally, the holders of a substantial majority of the outstanding shares of our common stock issued upon conversion of preferred stock upon the closing of our IPO, and shares of our common stock issuable upon the exercise of outstanding warrants, or their transferees, have rights, subject to specified conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.
There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by you and other stockholders. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.
Our charter documents also contain other provisions that could have an anti-takeover effect, including:

•	only one of our three classes of directors is elected each year;

•	stockholders are not entitled to remove directors other than by a 66 2/3% vote and only for cause;

•	stockholders are not permitted to take actions by written consent;

•	stockholders cannot call a special meeting of stockholders; and

•	stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.
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
Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially owned a majority of our outstanding common stock as of September 30, 2013. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets or other significant corporate transactions.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2018, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (4) any date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
Our management might apply the net proceeds from our recent initial public offering in ways with which you do not agree and in ways that may not increase the value of your investment.
We intend to use the net proceeds from our recent IPO for working capital and general corporate purposes, including further expansion of our international operations and sales and marketing capabilities. Our management has broad discretion as to the use of these proceeds and you will be relying on the judgment of our management regarding the application of these proceeds. We might apply these proceeds in ways with which you do not agree, or in ways that do not yield a favorable return. If our management applies these proceeds in a manner that does not yield a significant return, if any, on our investment of these net proceeds, it could compromise our ability to pursue our growth strategy and adversely affect the market price of our common stock.
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
As a newly public company listed in the United States, we have begun, and will continue, to incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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
None.
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
The principal purposes of the offering were to create a public market for our common stock and to facilitate our future access to the public equity markets, as well as to obtain additional capital. We currently have no specific plans for the use of a significant portion of the net proceeds of the offering. However, we anticipate that we will use the net proceeds from the offering for general corporate purposes, which may include further expansion of our international operations and sales and marketing capabilities, as well as working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business.
We intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the Securities and Exchange Commission on May 23, 2013.

Item 6. Exhibits

Exhibit No.	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen stock certificate evidencing shares of Common Stock.

10.1*+	Separation Agreement by and between the Registrant and S. Scott Alridge, dated as of October 3, 2013.

10.2(4)	Ninth Amendment to Loan and Security Agreement, dated as of July 16, 2013, by and between the Registrant and Silicon Valley Bank.

10.3*	Tenth Amendment to Loan and Security Agreement, dated as of September 16, 2013, by and between the Registrant and Silicon Valley Bank.

10.4*	Fifth Amendment to Lease Agreement, dated as of August 13, 2013, by and between the Registrant and Aerial Center Realty Corp.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35940), filed with the Commission on May 29, 2013, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35940), filed with the Commission on May 29, 2013, and incorporated by reference herein.

(3)
Previously filed as Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on May 9, 2013, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Commission on August 7, 2013, and incorporated by reference herein.

*	Filed herewith.

**
These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

***
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANNELADVISOR CORPORATION

Date:	October 28, 2013	By:	/s/ John F. Baule
John F. Baule
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

Exhibit No.	Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen stock certificate evidencing shares of Common Stock.

10.1*+	Separation Agreement by and between the Registrant and S. Scott Alridge, dated as of October 3, 2013.

10.2(4)	Ninth Amendment to Loan and Security Agreement, dated as of July 16, 2013, by and between the Registrant and Silicon Valley Bank.

10.3*	Tenth Amendment to Loan and Security Agreement, dated as of September 16, 2013, by and between the Registrant and Silicon Valley Bank.

10.4*	Fifth Amendment to Lease Agreement, dated as of August 13, 2013, by and between the Registrant and Aerial Center Realty Corp.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35940), filed with the Commission on May 29, 2013, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35940), filed with the Commission on May 29, 2013, and incorporated by reference herein.

(3)
Previously filed as Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on May 9, 2013, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Commission on August 7, 2013, and incorporated by reference herein.

*	Filed herewith.

**
These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing

***
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