Form 10-K
period 2013-12-31
CHANNELADVISOR CORP
filed 2014-02-27
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 001-35940
CHANNELADVISOR CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	56-2257867
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2701 Aerial Center Parkway Morrisville, NC	27560
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (919) 228-4700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_____________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes     ☒   No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐   Yes     ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes     ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

The aggregate market value of ChannelAdvisor Corporation voting and non-voting common equity held by non-affiliates as of June 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $15.73 as reported on the New York Stock Exchange on that date was $159,748,028.

At January 31, 2014, 24,326,101 shares of ChannelAdvisor Corporation Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. "Business," Part I, Item 1A. "Risk Factors,” and Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	the growth of the e-commerce industry and the software-as-a-service, or SaaS, enterprise application software market in general;

•	the expected growth of advertising dollars spent on paid search and gross merchandise value, or GMV, sold on comparison shopping websites;

•	consumer adoption of mobile devices and usage for commerce;

•	the growth of social networking and commerce applications;

•	our growth strategy; and

•	our beliefs about our capital expenditure requirements and that our capital resources will be sufficient to meet our anticipated cash requirements through at least the next 12 months.
You should refer to Item 1A. "Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

PART I
ITEM 1. BUSINESS
Overview
We are a leading provider of SaaS solutions that enable our retailer and manufacturer customers to integrate, manage and optimize their merchandise sales across hundreds of online channels. Through our platform, we enable our customers to connect with new and existing sources of demand for their products, including e-commerce marketplaces, such as eBay, Amazon, Newegg and Sears, search engines and comparison shopping websites, such as Google, Microsoft’s Bing, and Nextag, and emerging channels, such as Facebook and Pinterest. Our suite of solutions, accessed through a standard web browser, provides our customers with a single, integrated user interface to manage their product listings, inventory availability, pricing optimization, search terms, data analytics and other critical functions across these channels. Our proprietary cloud-based technology platform delivers significant breadth, scalability and flexibility. In 2013, our customers processed approximately $4.4 billion in GMV through our platform. As of December 31, 2013, our customers managed over 150 million stock-keeping units, or SKUs, of their inventory on our platform.
We serve customers across a wide range of industries and geographies. As of December 31, 2013, we had over 2,400 customers worldwide, including 27% of the top 500 U.S. internet retailers, as ranked by Internet Retailer magazine based on 2012 sales, up from 16% of the top 500 U.S. internet retailers, based on 2007 sales, as of December 31, 2007. Our customers include both traditional and online retailers, such as Ann Taylor, eBags.com, J&R Electronics and Jos. A. Bank Clothiers, as well as manufacturers of consumer goods, such as Dell, Dooney and Bourke, Lenovo, Sony and Under Armour.
E-commerce has grown significantly over the last several years, as consumers have increasingly shifted their retail purchases from traditional brick-and-mortar stores to online stores and marketplaces. This growth has been due to a number of factors, including:
•the availability of a broader selection of merchandise online;
•consumer convenience and ease of use;
•more competitive and transparent pricing;
•increased functionality and reliability of e-commerce websites;
•the emergence of mobile connected devices and specialized websites; and
•the proliferation of online distribution channels.
As a result of these factors, consumers today have more options than ever before to discover, research and purchase products online.
While these e-commerce growth drivers create significant opportunity for retailers and manufacturers, they also create additional complexity and challenges. Retailers and manufacturers seeking new avenues to expand their online sales must manage product data and transactions across hundreds of highly fragmented online channels where data attributes vary, requirements change frequently and the pace of innovation is rapid and increasing.
We address these challenges by offering retailers and manufacturers SaaS solutions that enable them to integrate, manage and optimize their merchandise sales on a unified platform across these disparate online channels. We generate revenue from our customers’ access to and usage of our SaaS solutions, which are organized into modules. Each module integrates with a particular type of channel, such as third-party marketplaces, paid search or comparison shopping websites, or supports specific online functionality aimed at customers wanting to establish their own e-commerce presence or enhance the effectiveness of their existing storefronts, such as creating webstores or employing rich media solutions on their websites. Using our solutions, customers can:
•connect with new channels and more easily integrate with channels they already use;
•access emerging online sources of consumer demand, such as social networks and mobile devices;
•adapt to the frequently changing policies and requirements of each channel;
•manage real-time inventory allocation and availability across channels;

•implement dynamic pricing and promotion strategies across channels;
•efficiently manage, evaluate and optimize customer traffic to their own e-commerce websites;
•more easily sell into new geographic territories worldwide;

•	reduce dependence on in-house information technology staff and avoid significant up-front capital expenses; and

•	access in real-time the latest product and software upgrades that we regularly release on our SaaS platform to keep up with the rapid pace of change and innovation in the market.
We derive our revenue primarily from subscription fees paid to us by our customers for access to and usage of our SaaS solutions for a specified contract term, which is usually one year. A portion of the subscription fee is typically fixed and is based on a specified minimum amount of GMV that a customer expects to process through our platform. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV processed through our platform in excess of the customer’s specified minimum GMV amount. We believe that our subscription fee pricing model aligns our interests with those of our customers. We also receive implementation fees, which may include fees for providing launch assistance and training.
Our reported operating results include revenue attributable to the products from two small legacy acquisitions prior to 2008. We do not consider these products to be a core part of our strategic focus going forward. In this Annual Report, we may refer to core revenue, which is our revenue excluding revenue attributable to these non-core, legacy products, and core customers, which are customers who subscribe to any of our solutions other than these non-core, legacy products. These metrics are described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Operating and Financial Performance Metrics.”
Industry Background
Increasing complexity and fragmentation for retailers and manufacturers selling online
E-commerce is a large and global market that continues to expand as retailers and manufacturers continue to increase their online sales. However, it is also an increasingly complex and fragmented market due to the hundreds of channels available to retailers and manufacturers and the rapid pace of change and innovation across those channels. Historically, a retailer or manufacturer might have simply established an online storefront and used a basic paid search program to drive traffic to its website. Today, in order to gain consumers’ attention in a more crowded and competitive online marketplace, many retailers and an increasing number of manufacturers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In addition, retailers and manufacturers often seek to sell their products in multiple countries, each with its own local consumer preferences and behaviors.
Several significant trends have contributed to this increasing complexity and fragmentation, including:

•
Emergence and growth of online third-party marketplaces.    Third-party marketplaces, which are marketplaces that aggregate many sellers, are an increasingly important driver of growth for a number of large online retailers. Some of these marketplaces, such as Amazon, offer products from their own inventory, known as first-party products, as well as products sold by others, known as third-party products; other marketplaces, such as eBay, offer only third-party products. In addition, several of the largest traditional brick-and-mortar retailers, including Walmart, Best Buy, Sears and Tesco, have incorporated third-party marketplaces into their online storefronts, allowing other retailers and manufacturers to market their products to consumers they might not otherwise reach.

•
Mainstream adoption of mobile devices for e-commerce.    Mobile internet-enabled devices, such as smartphones and tablets, enable new consumer shopping behaviors, such as in-store barcode scanning to find online promotions, better pricing or alternative products, a practice commonly known as “showrooming.” While benefiting consumers by increasing the transparency and accessibility of e-commerce, the proliferation of mobile devices and mobile commerce requires retailers and manufacturers to build additional device-specific optimization and functionality into their sites, increasing the complexity of managing their online presences.

•
Growth of additional online consumer touch points.    As consumers have moved more of their shopping and product discovery online, paid search and comparison shopping sites have emerged as key influencers and important points of product research for consumers making purchase decisions.

•
Global growth in e-commerce driving opportunities for international selling.    The growth in e-commerce globally presents an opportunity for retailers and manufacturers to engage in international sales. However, country-specific marketplaces are often the market share leaders in their regions, as is the case for MercadoLibre in much of Latin America and Alibaba in Asia. Retailers and manufacturers seeking to increase international e-commerce often need to extend their online presence to include a variety of these international channels.

•
Widespread use of social networking and commerce applications.    The rapid growth of social networking and commerce applications provides a nascent but potentially valuable channel through which retailers and manufacturers can connect to consumers.

Challenges with alternative e-commerce solutions
The fragmentation and increasing complexity of e-commerce channels is placing greater demands on retailers and manufacturers that seek to grow their online sales. These retailers and manufacturers need solutions that will enable them to easily integrate their product offerings and inventory across multiple online channels. Traditional solutions, however, typically suffer from several limitations, including the following:

•
In-house solutions are costly and may be slow to adapt to industry change and innovation.    To keep up with the pace of change and innovation of online channels, retailers and manufacturers that rely on in-house capabilities are required to invest in and maintain significant technological infrastructure, human resources and industry relationships. Successful in-house solutions typically require long periods of setup time, substantial up-front capital expenditures and significant ongoing maintenance expense.

•
Point solutions are limited in functionality and channels supported.    There are numerous narrowly tailored, or point, solutions available for retailers and manufacturers to help them manage single online channels or a single category of channels, but these point solutions often do not address the needs of retailers and manufacturers seeking to manage pricing and inventory across multiple channels through a single, unified platform.

•
Solutions provided by the channels are not aligned with customers’ broader online goals.    Most online channels offer their own solutions that help retailers and manufacturers connect with their specific channel and provide basic inventory control and data reporting functionality. By their very nature, however, these solutions are not channel independent and cannot help customers coordinate or optimize their online sales across the multiple online avenues available to them. As with point solutions, retailers and manufacturers must work with disparate third-party providers to connect with a broad array of channels, which requires significant time and costs.

SaaS solutions generally offer customers several distinct advantages over traditional in-house models, known as on-premises solutions, including lower upfront and ongoing costs, faster speed of implementation and less reliance on internal IT staff.
The ChannelAdvisor Solution
Our suite of SaaS solutions allows our customers to more easily integrate, manage and optimize their online sales across hundreds of available channels through a single, integrated platform. Our suite of solutions includes a number of individual offerings, or modules. Each module integrates with a particular type of channel, such as third-party marketplaces, paid search or comparison shopping websites, or supports specific online functionality aimed at customers wanting to establish their own e-commerce presence or enhance the effectiveness of their existing online storefronts, such as creating webstores or employing rich media solutions on their websites. Using our cloud-based platform, customers can connect to multiple, disparate channels through a single, user-friendly solution instead of separately integrating with each channel. We provide a single code base and multi-tenant architecture, which means that all of our customers operate on the same version of our software and we do not customize our products for individual customers. We provide our customers with access to new and existing online channels and new sources of demand for their products, which can ultimately lead to increased revenue for our customers.
We believe our suite of solutions offers the following key benefits for our customers:

•
Single, fully integrated solution.    Through our SaaS platform, we provide our customers with a single web-based interface as the central location for them to control, analyze and manage their online sales across hundreds of available channels and multiple geographies. This unified view enables our customers to more cost-effectively manage product listings, inventory availability, pricing optimization, search terms, data analytics and other critical functions across channels based on the customer’s specified rules and performance metrics in order to drive traffic and increase revenue.

•
Reduced integration costs, time to market and dependence on in-house resources.     Customers can more easily and quickly introduce their products, both to channels on which they already have a presence and to new channels, without the costs related to installing and maintaining their own hardware and software infrastructure. A customer’s initial installation and integration of our solutions can often be completed in less than two months, with additional modules of our software generally available immediately without incurring significant additional resources to integrate. We manage and host our solutions on behalf of our customers, thereby reducing the customer’s cost and dependency on dedicated IT staff or on-premises systems.

•
Scalable technology platform.    In 2013, our customers processed approximately $4.4 billion in GMV through our platform and as of December 31, 2013, our customers managed over 150 million SKUs of their inventory on our platform. We believe that the scalability of our platform allows us to quickly and efficiently support an increasing number of product listings and transactions processed through our platform as we add new customers, integrate new channels and accommodate seasonal surges in consumer demand.

•
Flexibility to adapt and instantaneous access to our most up-to-date capabilities.     Channels are frequently updating their product information requirements, policies, merchandising strategies and integration specifications, requiring customers to frequently revise their product listings, attributes, business rules and possibly even their overall online business strategies. Without the ability to quickly adapt to these changes, customers risk losing revenue. Through our single code base and multi-tenant architecture, we provide the latest channel updates through regular product upgrades. When we develop and deploy new features, functions and capabilities, or make changes to keep up with the changing priorities and requirements of each channel, our customers simultaneously benefit from those new capabilities and changes.

•
Robust data and reporting analytics.    Through our robust data and reporting analytics, we provide our customers with insight into the latest channel and consumer trends and general product performance. Our dashboards highlight sales trends, top performing products, seller reputation and repricing activity, among other key performance indicators, and alert customers to issues and errors in product listings. These capabilities provide actionable insights that allow customers to evaluate and, if necessary, improve the efficiency of their business rules on existing or new channels.

Our Products
Key Elements of the ChannelAdvisor Platform
We automate the workflow through which retailers and manufacturers manage their sales through online channels. Our suite of solutions includes the following key capabilities:

•
Inventory and order management.    We provide a single, unified platform for our customers to upload and modify their product catalog data, monitor inventory stock levels and create a single inventory feed that serves multiple available online channels. Managing inventory and order data is the foundation for much of the customer activity on our platform. We offer a variety of ways for customers to enter and modify product data, including through a sophisticated user interface, file exchange and application programming interfaces, or APIs. Our inventory system is capable of scaling across thousands of customers during critical selling periods, such as the year-end holiday season. The flexibility of the system allows each customer to customize the inventory data specific to its products, such as size, color, height and width, and to vary the format of the data to meet the specific requirements of each channel. Our platform provides various features that allow a customer to list products on multiple channels while mitigating the risk of overselling. These features include the ability to allocate inventory across channels, set buffer quantities to avoid overselling and receive automatic updates based on changes to the customer’s inventory.

•
Product matching.    Once inventory is loaded into the platform, we provide features that improve our customer’s ability to successfully list its products on the various channels. Depending on the needs of the particular channel, we are able to pre-validate the customer’s data and formats before sending them to the channel, reducing errors caused by poor data quality and thus reducing the time it takes to list products on that channel. On some channels, we employ advanced product-matching algorithms that are designed to accurately place the customer’s product offerings within the channel’s product classification taxonomy.

•
Business rules and templates.    Our platform offers tools that enable a customer to develop and manage sophisticated business rules and product listing templates that automatically determine how and when the product will be displayed in each channel. Through a single interface, a customer can utilize these tools to customize product listing descriptions across various channels using different attributes, such as price, time of day and competitive dynamics. For example, a consumer electronics retailer can automatically advertise tens of thousands of products on multiple channels while ensuring real-time accuracy of product availability, optimizing price and managing to specific margin thresholds, all at an individual product level.

•
Price optimization.    Our platform provides customers the ability to dynamically price their products across some of our available channels based on a number of factors, such as prices of competitors, margin thresholds and promotions. Prices can vary by channel and, using our sophisticated technology, a customer can automatically update pricing based on the competitive environment. The customer avoids the manual effort of monitoring the competition and changing prices, while preserving the ability to remain price competitive.

•
Proprietary reporting and analytics.    We provide proprietary reporting and analytics capabilities that allow our customers to view general product performance and trends affecting their consumer base across multiple channels and to obtain detailed performance data at a channel or SKU level that can be used in a particular online sales campaign. Our dashboards highlight sales trends, top performing products, seller reputation and repricing activity, among other key performance indicators. The dashboards also alert customers to issues or errors, such as data that is in a form inconsistent with the requirements of a particular channel. These capabilities provide actionable insights that allow customers to revise their business rules and listings on a real-time basis with the goal of improving their sales and profitability.

•
Developer ecosystem.    We offer third-party developers of complementary e-commerce solutions access to our platform through APIs. These APIs enable these third-party developers to build connections to our platform that meet their specific needs without requiring us to offer customized software code to them. We currently provide APIs to approximately 150 third-party developers who have integrated their solutions with ours. For example, our API integrates our platform with online storefronts provided by Demandware, another provider of SaaS e-commerce solutions, to further streamline our joint customers’ e-commerce operations.

Individual Modules
We offer our software suite to customers through a series of modules. Generally, each of our modules is priced individually and is integrated with our platform’s underlying inventory management system, templates, rules and reporting systems. The primary modules we offer are:

•	Marketplaces. Our Marketplaces module connects customers to third-party marketplaces, including Amazon, Best Buy, eBay, Groupon, La Redoute, Newegg, Sears.com, Tesco and TradeMe.

•
Comparison Shopping.    Our Comparison Shopping module connects customers to over 100 comparison shopping websites, including Google Shopping, Nextag, PriceGrabber, Shopping.com, TheFind, LeGuide and Kelkoo.

•
Paid Search.    Our Paid Search module allows customers to advertise products on search engines such as Google, Bing and Yahoo!. This module utilizes data from our inventory management system and also provides an automated search-term bidding capability so that customers can better manage their online marketing spending.

•
Social Campaigns.    Our Social Campaigns module allows customers to publish customized promotional campaigns on Facebook. With this module, customers can promote featured products, seasonal specials, daily deals and new products to educate consumers, increase brand awareness and drive traffic back to their own e-commerce websites.

•
Flex Feeds.    Our Flex Feeds module allows customers to generate and send customized product data feeds to their partners, such as affiliate networks, retargeting vendors, personalization vendors and product review platforms.

We also offer two additional modules aimed at customers that want to establish their own e-commerce storefronts or to enhance the effectiveness of their existing storefronts.

•
Webstores Amplifier.    Our Webstores Amplifier module allows customers to connect their product data to a webstore platform such as Shopify. This connection enables product data on their website to be synchronized with the product catalog data entered in ChannelAdvisor. Additionally, order and post-transaction information is synchronized with their ChannelAdvisor account.

•
Rich Media.    Our Rich Media module provides enhanced media asset management, image zoom, color swatching and video capabilities and is targeted to customers seeking to enhance product merchandising and their consumers’ online experience on their e-commerce websites, thereby improving conversion rates.

Our Customers
As of December 31, 2013, we had over 2,400 core customers worldwide, including retail and manufacturer customers across many consumer product categories, and served 27% of the Internet Retailer Top 500 based on 2012 sales. For the year ended December 31, 2013, our ten largest customers in the aggregate accounted for 6.9% of our total revenue. No single customer accounted for more than 2% of our total revenue during the year ended December 31, 2013.
The following chart provides a breakdown of our core customer base as of December 31, 2013 by retail category:

The following chart shows the breakdown of our core customer base as of December 31, 2013 by geography:
The percentages in the charts above reflect the number of core customers in the specified categories. We assign each customer to one of the retail categories shown in the first chart based on the primary category of merchandise it sells online, even though some customers may sell merchandise in more than one category. We categorize U.S. and international customers based on their billing address.
We also classify our customers into self-service accounts and managed-service accounts. Self-service customers operate our software themselves, while managed-service customers generally outsource most or all of the management of one or more channels to our professional services team, which then operates our software on the customer’s behalf based on instructions provided to us by the customer. Our self-service customers account for a substantial majority of our revenue.
Our Technology Platform
We have developed our proprietary technology platform over more than a decade with a focus on delivering industry-leading breadth, scalability, reliability and flexibility. Our platform has always been cloud-based and SaaS, with a single code base and multi-tenant software architecture. Because of this, there is no need for our customers to download, install or upgrade software.
We develop our software using agile software development methodologies, which allow us to rapidly iterate by developing small, incremental changes that are continuously integrated into our code base. We generally release new versions of our software approximately every 30 days, except during the year-end holiday season. Through our single code base and multi-tenant software architecture, our customers benefit from our new capabilities simultaneously. We do not need to maintain multiple versions of our software code for different customers.
We physically host our platform in two secure third-party data center facilities located in North America. We deploy both hardware we own and hardware we lease, including servers, networking systems and storage systems, in these data center facilities. We use hardware and software virtualization to maximize the utilization we achieve from our hardware systems. The data center facilities are biometrically secured, environmentally controlled and redundantly powered. We employ system security, including firewalls, encryption technology and antivirus software, and we conduct regular system tests and vulnerability and intrusion assessments. In the event of failure, we have engineered our systems with backup and recovery capabilities designed to provide for business continuity within each data center. We also make use of third-party cloud-based systems, such as content delivery networks, to push some of our storage and processing into the cloud.

Research and Development
Our research and development efforts are focused on enhancing the architecture of our technology platform, creating additional functionality for our customers, enhancing our external developer APIs and maintaining and extending the various points of integration we have to the online channels we support. As of December 31, 2013, we had a total of 93 employees engaged in research and development functions.
Competition
The market for products that help retailers and manufacturers reach online consumers is competitive. The competitive dynamics of our market are unpredictable because it is in an early stage of development, rapidly evolving, fragmented and subject to potential disruption by new technological innovations and the ability of channels to compete with us or make changes to which we need to rapidly adapt.
Several competitors provide solutions that compete with some of the capabilities of our platform, including those who provide software or services to connect retailers and manufacturers with one or more online channels. We also compete with in-house solutions used by retailers and manufacturers that elect to build and maintain their own proprietary integrations to online channels. In addition, we compete with the channels themselves, which typically offer software tools, often for free, allowing retailers and manufacturers to connect to them.
We believe the principal competitive factors in our industry include:
•industry expertise and thought leadership;
•relationships with leading online channels;
•relationships with leading retailers and manufacturers;
•channel independence;
•breadth of online channels supported;
•integration of capabilities;
•proven and scalable technology; and
•brand awareness and reputation.
We believe that we compete favorably with respect to all of these factors.
Intellectual Property
Our ability to protect our intellectual property, including our technology, will be an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, patents, copyrights, trademarks and contracts. Some of our technology relies upon third-party licensed intellectual property.
We have two patent applications pending in the United States and one patent application pending in Brazil. We expect to apply for additional patents to protect our intellectual property and will review whether pursuing patent protection in other countries is appropriate. We own U.S., European Union and Australian trademark registrations for ChannelAdvisor and have trademark registrations pending in many other countries.
In addition to the foregoing, we have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment-of-inventions agreements with employees, independent contractors, consultants and companies with which we conduct business.
Government Regulation
The legal environment of the internet is evolving rapidly in the United States and elsewhere. The manner in which existing laws and regulations will be applied to the internet in general, and how they will relate to our business in particular, both in the United States and internationally, are often unclear. For example, we often cannot be certain how existing laws will apply in the e-commerce and online context, including with respect to such topics as privacy, pricing, credit card fraud, advertising, taxation, content regulation, quality of products and services and intellectual property ownership and infringement. Furthermore, it is not clear how existing laws governing issues such as sales and other taxes and personal privacy will apply to the internet, as many of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. It is also unclear how the laws that do reference the internet will be interpreted by courts, which may impact their applicability and scope. Compliance may be costly and may require us to modify our business practices and product offerings. In addition, it is possible that governments of one or more countries may seek to censor content available on the websites of our customers or may even attempt to completely block access to those websites. Noncompliance or perceived noncompliance could also subject us to significant penalties and negative publicity. Accordingly, adverse legal or regulatory developments could substantially harm our business.
Customers load product information and other content onto our platform, generally without any control or oversight by us, at which point we may legally be considered to be the distributor of that content. This presents legal challenges to our business and operations, such as rights of privacy or intellectual property rights related to the content loaded onto our platform. Both in the United States and internationally, we must monitor and comply with a host of legal concerns regarding the content loaded onto our platform. The scope of our liability for third-party content loaded to our platform for delivery to various online e-commerce channels may vary from jurisdiction to jurisdiction and may vary depending on the type of claim, such as privacy, infringement or defamation claims. Our ability to employ processes to quickly remove infringing or offending content from our platform, for example, is an important tool in protecting us from exposure for the potentially infringing activities of our users worldwide. We also incorporate protections in customer contracts that allow us to take steps, if needed, to limit our risk regarding much of the content loaded onto, and collected by, our platform and solutions.
Numerous laws and regulatory schemes have been adopted at the national and state level in the United States and internationally that have a direct impact on our business and operations. These laws include, but are not limited to, the following:
Copyright and trademark.    The Copyright Act of 1976 and the statutes and regulations associated with copyrights and trademarks and enforced by the United States Patent and Trademark Office are intended to protect the rights of third parties from infringement. Using our automated service, customers can generally upload any content they designate for use with our solutions. We maintain an active copyright and trademark infringement policy and respond to take-down requests by third-party intellectual property right owners that might result from content posted by our customers using our solutions. As our business expands to other countries, we must also respond to regional and country-specific intellectual property considerations, including take-down and cease and desist notices in foreign languages, and we must build infrastructure to support these processes. The Digital Millennium Copyright Act, or DMCA, also applies to our business. This statute provides relief for claims of circumvention of copyright-protected technologies but includes a safe harbor that is intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others. Our copyright and trademark infringement policy is intended to satisfy the DMCA safe harbor in order to reduce our liability for customer-generated materials incorporated into our platform.
Data privacy and security.    Data privacy and security with respect to the collection of personally identifiable information continues to be a focus of worldwide legislation and compliance review. Examples include statutes adopted by the State of California that require online services to report breaches of the security of personal data, and to report to California customers when their personal data might be disclosed to direct marketers. In the European Union, where U.S. companies must meet specified privacy and security standards, the Data Protection Directive requires comprehensive information privacy and security protections for consumers with respect to information collected about them. Compliance requirements include disclosures, consents, transfer restrictions, notice and access provisions for which we may in the future need to build further infrastructure to support. We adhere to the Data Protection Directive’s Safe Harbor Privacy Principles and comply with the U.S.-E.U. Safe Harbor Framework as agreed to and set forth by the U.S. Department of Commerce and the European Union concerning U.S. companies doing business in Europe and collecting personal information from European citizens. Under the Safe Harbor Framework, we post on our website our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, the Safe Harbor Framework, U.S. Federal Trade Commission, or FTC, requirements or other privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our business, results of operations and financial condition.
In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues that could affect our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in customers and revenue. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before prospective buyers can interact with our customers. For example, we have had to work with our customers to comply with the Privacy and Electronic Communications (EC Directive) (Amendment) Regulations 2011 instituted by the United Kingdom, commonly referred to as the UK Cookie Law, which was designed to protect computer users from technologies identifying their computers and specified activities conducted on those computers without the users’ consent. We use tracking technology to track purchases from our customers through our platform, in order to calculate variable subscription fees owed by our customers, among other things. Prohibiting or inhibiting such tracking could make it difficult or impossible to monitor our variable subscription fees. The interpretation and implementation of processes to comply with the UK Cookie Law continues to evolve, and we cannot predict how any new laws will apply to us or our business. Similar “do not track” legislative proposals have been considered in the United States at the federal level, although none have been enacted to date. If enacted, such legislative proposals could prohibit or restrict the use of certain technologies, including tracking technology.
Unsolicited e-mails and communications.    The CAN-SPAM Act of 2003 and similar laws adopted by a number of states regulate unsolicited commercial e-mails, create criminal penalties for unmarked sexually-oriented material and e-mails containing fraudulent headers and control other abusive online marketing practices. Similarly, FTC guidelines impose responsibilities upon us and our customers for communications with consumers and impose fines and liability for any failure to comply with rules relating to advertising or marketing practices that the FTC may deem misleading or deceptive. The European Union also maintains standards and regulations with respect to communications with consumers that we must comply with as we expand our marketing practices into those countries or with which our customers, utilizing our solutions, must comply. Some ways we seek to comply with these measures include requiring our customers to communicate with their consumers in order to comply with laws concerning spam and unsolicited emails and establishing processes to allow direct receivers of e-mail marketing communications from us to opt out of future communications.
Credit card protections.    We collect credit card data in processing the fees paid to us by our customers, as well as consumer credit card information when our customers use some of our solutions. Several major credit card companies have formed the Payment Card Industry Council, or PCI Council, in order to establish and implement security standards for companies that transmit, store or process credit card data. The PCI Council has created the Payment Card Industry Data Security Standard, or PCI DSS. Though the PCI DSS is not law, merchants using PCI Council members to process transactions are required to comply with the PCI DSS, with associated fines and penalties for non-compliance. Elements of the PCI DSS have begun to emerge as law in some states, however, and we expect the trend to continue as to further laws and restrictions in collecting and using credit card information. All of our solutions, to the extent they involve the collection of consumer credit card information, are PCI DSS compliant. We have also engaged a third-party compliance adviser to assess our compliance with the PCI DSS on an annual basis.
Employees
As of December 31, 2013, we had 594 employees, most of whom are located in the United States. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights. We consider our relationship with our employees to be good.
Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Part II, Item 8. "Note 12 - Segment and Geographic Information" of this Annual Report.
Corporate Information
We were incorporated under the laws of the State of Delaware in June 2001. Our principal executive offices are located at 2701 Aerial Center Parkway, Morrisville, North Carolina. Our telephone number is (919) 228-4700.
Available Information

Our internet website address is www.channeladvisor.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC's website is www.sec.gov.

ITEM 1A. RISK FACTORS
Our business is subject to numerous risks. You should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this Annual Report, together with any other documents we file with the SEC. Any of the following risks could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline.
Risks Related to Our Business
We have incurred significant net losses since inception, and we expect our operating expenses to increase significantly in the foreseeable future, which may make it more difficult for us to achieve profitability.
We incurred net losses of $20.6 million and $4.9 million during the years ended December 31, 2013 and 2012, respectively, and we had an accumulated deficit of $100.1 million as of December 31, 2013. We anticipate that our operating expenses will increase substantially in the foreseeable future as we invest in increased sales and marketing and research and development efforts. As a result, we can provide no assurance as to whether or when we will achieve profitability. In addition, as a newly public company, we have begun, and will continue, to incur significant accounting, legal and other expenses that we did not incur as a private company. To achieve profitability, we will need to either increase our revenue sufficiently to offset these higher expenses or significantly reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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
Software errors, defects or failures or human error could cause our solutions to oversell our customers’ inventory or misprice their offerings or could cause other errors, which would hurt our reputation and reduce customer demand.

Complex software applications such as ours may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite our testing and testing by our customers, our current and future products may contain defects. Our customers rely on our solutions to automate the allocation of their inventory simultaneously across multiple online channels, as well as to ensure that their sales comply with the policies of each channel and sometimes to dynamically determine product pricing at any given moment. Some customers subscribe to our solutions on a managed-service basis, in which case our personnel operate our solutions on behalf of the customer. In the event that our solutions do not function properly, or if there is human error on the part of our service staff, errors could occur, including that our customers might inadvertently sell more inventory than they actually have in stock, make sales that violate channel policies or underprice or overprice their offerings. Overselling their inventory could force our customers to cancel orders at rates that violate channel policies. Underpricing would result in lost revenue to our customers and overpricing could result in lost sales. In addition, our pricing policies with our customers are largely based upon our customers’ expectations of the levels of their GMV that will be processed through our platform over the term of their agreement with us, and errors in our software or human error could cause transactions to be incorrectly processed that would cause GMV to be in excess of our customers’ specified minimum amounts, in which case our variable subscription fee-based revenue could be overstated. Any of these results or other errors could reduce demand for our solutions and hurt our business reputation. Customers could also seek recourse against us in these cases and, while our contractual arrangements with customers typically provide that we are not liable for damages such as these, it is possible that these provisions would not be sufficient to protect us.

If the use of "cookie" tracking technologies is restricted, regulated or otherwise blocked, or if changes in our industry cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of GMV processed on our platform, and our related revenue, could decrease.

Cookies are small data files that are sent by websites and stored locally on an internet user's computer or mobile device. Our customers enable cookies on their sites and monitor internet user activity, such as viewing pages and completing transactions. We collect data via cookies that we ultimately use to report GMV, which translates to revenue. However, internet users can easily disable, delete and block cookies directly through browser settings or through other software, browser extensions or hardware platforms that physically block cookies from being created and stored.

Third-party cookies are downloaded from domains not associated with the address currently being viewed in an internet user's browser. Third-party cookies can be specifically blocked by browser settings, and, for example, the Safari internet browser blocks third-party cookies by default. On the other hand, first-party cookies are downloaded directly from the address domain of an internet user, and are generally considered safer by privacy concerns. We currently collect data from both first-party and third-party cookie implementations. Our customers currently implementing our third-party cookie solution might be slow to migrate their sites to first-party cookie technologies, which could result in less cookie data that we can collect, and therefore less reported revenue data that can we can store.

Privacy regulations might also restrict how our customers deploy our cookies on their sites, and this could potentially increase the number of internet users that choose to proactively disable cookies on their systems. In the European Union, the Directive on Privacy and Electronic Communications requires users to give their consent before cookie data can be stored on their local computer or mobile device. Users can decide to opt out of any cookie data creation, which could negatively impact the revenue we might recognize.

There have been efforts within our industry to replace cookies with alternative tracking technologies. To the extent these efforts are successful, we may have difficulty adapting to those new tracking technologies and we may become dependent on third parties for access to tracking data.

We may have to develop alternative systems to collect user revenue data if users block cookies or regulations introduce barriers to collecting cookie data. In addition, third parties may develop technology or policies to harvest user data (via next generation browsers or other means) and subsequently prevent us from directly importing data to our systems. We may not be able to develop adequate alternatives to cookie data collection.
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
If we do not retain our senior management team and key employees, or if we fail to attract and retain additional highly skilled sales talent, we may not be able to sustain our growth or achieve our business objectives.
Our future success is substantially dependent on the continued service of our senior management team, particularly Scot Wingo, our chief executive officer, Aris Buinevicius, our chief technology officer, David Spitz, our president and chief operating officer, and John Baule, our chief financial officer. Our future success also depends on our ability to continue to attract, retain, integrate and motivate highly skilled technical, sales and administrative employees. Competition for these employees in our industry is intense. As a result, we may be unable to attract or retain these management and other key personnel that are critical to our success, resulting in harm to our key client relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.
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
Future litigation may be necessary to defend ourselves or our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend and could:
•hurt our reputation;
•adversely affect our relationships with our current or future customers;
•cause delays or stoppages in providing our services;
•divert management’s attention and resources;
•require technology changes to our software that would cause us to incur substantial cost;

•subject us to significant liabilities; and
•require us to cease some or all of our activities.
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
Prior to our initial public offering, or IPO, in May 2013, there was no public market for our common stock. Although our common stock is listed on the New York Stock Exchange, or NYSE, we cannot assure you that an active trading market for our shares will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all.
The trading price of the shares of our common stock has been and is likely to continue to be volatile.
Since our IPO our stock price has been volatile. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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
The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. As a newly public company, we have only limited research coverage by equity research analysts. Equity research analysts may elect not to initiate or continue to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. Even if we have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.
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
There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by some or all of our stockholders. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.
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
As of December 31, 2013, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially owned approximately 41% of our outstanding common stock. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.
We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2018, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (4) any date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements, and we may in the future discover additional weaknesses that require improvement. In addition, our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
We do not anticipate paying any cash dividends on our common stock in the foreseeable future and our stock may not appreciate in value.
We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any existing or future debt agreements may preclude us from paying dividends. There is no guarantee that shares of our common stock will appreciate in value or that the price at which our stockholders have purchased their shares will be able to be maintained.
We will incur increased costs and demands upon management as a result of being a public company.
As a newly public company listed in the United States, we have begun, and will continue, particularly after we cease to be an "emerging growth company," to incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
While we anticipate that our existing cash, together with our cash flow from operations, availability under our existing credit facility and net proceeds from our public offerings, will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future or to meet various objectives, including developing future technologies and services, increasing working capital, acquiring businesses and responding to competitive pressures. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. In addition, pursuant to the terms of our credit facility, we may be restricted from using the net proceeds of financing transactions for our operating objectives. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of our business strategy, including potential additional acquisitions or development of new technologies.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES

Our principal offices occupy approximately 67,000 square feet of leased office space in Morrisville, North Carolina pursuant to a lease agreement that expires in September 2021. We also maintain sales, service, support or research and development offices in New York, New York; Seattle, Washington; London, England; Limerick, Ireland; Berlin, Germany; Melbourne, Australia; Hong Kong; and Sao Paulo, Brazil. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
ITEM 3. LEGAL MATTERS
From time to time, we are subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock commenced trading on the NYSE under the symbol "ECOM" on May 23, 2013. Prior to our IPO, there was no public market for our common stock.
The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NYSE:

	2013
	High	Low
Second quarter (from May 23, 2013)	$19.77	$14.25
Third quarter	$41.25	$15.16
Fourth quarter	$44.08	$31.90
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between May 23, 2013, the date on which our common stock began trading on the New York Stock Exchange, and December 31, 2013, with the comparative cumulative total return of such amount on (i) the Dow Jones Industrial Average Total Return and (ii) the NASDAQ Computer Index over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends. The graph assumes our closing sales price on May 23, 2013 of $18.44 per share as the initial value of our common stock.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

The information presented above in the stock performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended, or a filing under the Securities Exchange Act of 1934, as amended.

Dividend Policy
We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the agreements governing our credit facility.
Stockholders
As of January 31, 2014, there were 164 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Use of Proceeds from Initial Public Offering of Common Stock
On May 22, 2013, our Registration Statement on Form S-1, as amended (File No. 333-187865) was declared effective in connection with our IPO, pursuant to which we sold 6,612,500 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $14.00 per share. The offering closed on May 29, 2013, and, as a result, we received net proceeds of approximately $82.0 million (after underwriters’ discounts and commissions of approximately $6.5 million and additional offering related costs of approximately $4.1 million). The joint managing underwriters of the offering were Goldman Sachs & Co. and Stifel, Nicolaus & Company, Incorporated.

No expenses incurred by us in connection with our IPO were paid directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the Securities and Exchange Commission on May 23, 2013. During the period from the closing of the IPO through December 31, 2013, we used the proceeds from the IPO as follows: approximately $14.8 million in debt and capital lease payments, approximately $6.4 million to fund operations and approximately $4.1 million in capital expenditures.
Recent Sales of Unregistered Securities
In November 2013, in connection with our registered public offering, the holders of certain warrants executed cashless exercises and received 317,011 shares of common stock in exchange for the warrants. The issuances of these securities were exempt from registration under Section 3(a)(9) of the Securities Act.

In addition, in November and December 2013, three holders of warrants exercised their warrants to purchase an aggregate of 143,955 shares of common stock for an aggregate exercise price of $1.6 million. The issuance of these securities was exempt from registration under Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Parties
None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 is derived from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share data)
Consolidated statement of operations data:
Revenue	$68,004	$53,587	$43,570	$36,688	$35,739
Cost of revenue	18,088	14,749	12,248	12,164	11,630
Gross profit	49,916	38,838	31,322	24,524	24,109
Operating expenses:
Sales and marketing	37,458	24,326	19,106	14,867	10,597
Research and development	12,669	10,109	8,842	8,416	9,719
General and administrative	14,154	8,252	6,551	6,111	5,919
Total operating expenses	64,281	42,687	34,499	29,394	26,235
Loss from operations	(14,365)	(3,849)	(3,177)	(4,870)	(2,126)
Total other (expense) income	(6,060)	(1,154)	(636)	258	(414)
Loss before income taxes	(20,425)	(5,003)	(3,813)	(4,612)	(2,540)
Income tax expense (benefit)	203	(70)	51	112	236
Net loss	$(20,628)	$(4,933)	$(3,864)	$(4,724)	$(2,776)
Net loss per share—basic and diluted	$(1.51)	$(4.23)	$(3.45)	$(4.77)	$(2.89)
Weighted average shares of common stock outstanding used in computing net loss per share—basic and diluted	13,695,804	1,164,942	1,120,902	989,780	960,761
Stock-based compensation expense included above:
Cost of revenue	$204	$64	$15	$21	$23
Sales and marketing	607	224	16	59	56
Research and development	348	105	58	38	24
General and administrative	940	245	111	216	93
Other financial data:
Adjusted EBITDA(1)	$(8,532)	$(277)	$(910)	$(422)	$829
 ____________________________

(1)
We define adjusted EBITDA as net loss plus or (minus): income tax expense (benefit), interest expense, depreciation and amortization, stock-based compensation and loss on extinguishment of debt. Please see “—Adjusted EBITDA” for more information and for a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States, or GAAP.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$104,406	$10,865	$4,998	$6,939	$9,901
Accounts receivable, net	13,951	9,571	7,677	6,235	5,046
Restricted cash	685	687	886	890	890
Total assets	148,786	48,022	35,777	36,029	39,645
Long-term debt, including current portion	—	10,972	4,826	5,330	6,516
Series A and Series C warrants liability	—	3,235	592	331	284
Total liabilities	31,006	33,706	17,217	13,973	13,207
Total redeemable convertible preferred stock	—	90,495	90,413	90,363	90,311
Additional paid-in capital	218,330	3,584	2,932	2,684	2,298
Total stockholders’ equity (deficit)	117,780	(76,179)	(71,853)	(68,307)	(63,873)

Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have provided within this Annual Report adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
We have included adjusted EBITDA in this Annual Report because it is a key measure used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of some expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results.
Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

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
Because of these and other limitations, you should consider adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net loss	$(20,628)	$(4,933)	$(3,864)	$(4,724)	$(2,776)
Adjustments:
Interest expense, net	2,960	1,185	642	486	446
Income tax expense (benefit)	203	(70)	51	112	236
Depreciation and amortization expense	3,722	2,903	2,061	3,370	2,727
Total adjustments, net	6,885	4,018	2,754	3,968	3,409
EBITDA	(13,743)	(915)	(1,110)	(756)	633
Stock-based compensation expense	2,099	638	200	334	196
Loss on extinguishment of debt	3,112	—	—	—	—
Adjusted EBITDA	$(8,532)	$(277)	$(910)	$(422)	$829

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review Item 1A. “Risk Factors” and "Special Note Regarding Forward-Looking Statements" in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a leading provider of software-as-a-service, or SaaS, solutions that enable our retailer and manufacturer customers to integrate, manage and optimize their merchandise sales across hundreds of online channels. Through our platform, we enable our customers to connect with new and existing sources of demand for their products, including e-commerce marketplaces, such as eBay, Amazon and Newegg, search engines and comparison shopping websites, such as Google, Bing, Nextag and Sears, and emerging channels, such as Facebook and Pinterest. Our suite of solutions, accessed through a standard web browser, provides our customers with a single, integrated user interface to manage their product listings, inventory availability, pricing optimization, search terms, data analytics and other critical functions across these channels. Our proprietary cloud-based technology platform delivers significant breadth, scalability and flexibility to our customers. In 2013, our customers processed approximately $4.4 billion in gross merchandise value, or GMV, through our platform. As of December 31, 2013, our customers managed over 150 million stock-keeping units, or SKUs, of their inventory on our platform.
We sell subscriptions to our SaaS solutions primarily through our direct sales force. Our customers include the online businesses of traditional retailers, online retailers and brand manufacturers, as well as advertising agencies that use our solutions on behalf of their retailer clients. As of December 31, 2013, we had over 2,400 core customers worldwide, including 27% of the top 500 U.S. internet retailers, as identified by Internet Retailer magazine based on their 2012 online sales.
We operate in one segment and derive our revenue from our customers’ access to and usage of our SaaS solutions, which are organized into modules. Each module integrates with a particular type of channel, such as third-party marketplaces, paid search or comparison shopping websites, or supports a specific online functionality, such as creating webstores or employing rich media solutions on their websites. The majority of our revenue is derived from subscription fees paid to us by our customers for access to and usage of our SaaS solutions for a specified contract term, which is usually one year. A portion of the subscription fee is typically fixed and is based on a specified minimum amount of GMV that a customer expects to process through our platform. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV processed through our platform in excess of the customer’s specified minimum GMV amount. We also receive implementation fees, which may include fees for providing launch assistance and training.
We have grown our total revenue from $43.6 million for the year ended December 31, 2011 to $68.0 million for the year ended December 31, 2013, a compound annual growth rate of 24.9%. Our revenue growth has been driven primarily by an increase in the number of core customers utilizing our solutions and an increase in the average revenue per core customer, as well as by an increase in the amount of our customers’ GMV processed through our platform. During 2013, approximately 20% of our core revenue was derived from customers located outside of the United States. We currently offer the same solutions internationally as we do in the United States, and we intend to continue expanding our international operations.
We do not take title to any of the merchandise processed through our platform and we generally do not collect payments on behalf of our customers. We do not hold any inventory of merchandise and we are not involved in the physical logistics of shipping merchandise to buyers, which is handled by our customers.
We plan to grow our revenue by adding new customers, helping our existing customers increase their GMV processed through our platform by taking full advantage of its functionality and selling additional module subscriptions to existing customers to allow them to sell merchandise through new channels.
We face a variety of challenges and risks, which we will need to address and manage as we pursue our growth strategy. In particular, we will need to continue to innovate in the face of a rapidly changing e-commerce landscape if we are to remain competitive, and we will need to effectively manage our growth, especially related to our international expansion. Our senior management continuously focuses on these and other challenges, and we believe that our culture of innovation and our history of growth and expansion will contribute to the success of our business. We cannot, however, assure you that we will be successful in addressing and managing the many challenges and risks that we face.
Key Financial and Operating Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions. We discuss revenue, gross margin and the components of net income in the section below entitled “—Components of Operating Results.” In addition, we utilize other key metrics as described below.
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
Number of Core Customers
The number of customers subscribing to our solutions is a primary determinant of our core revenue. We refer to the customers who subscribe to any of our solutions, other than the non-core, legacy products described above, as our core customers. The number of core customers was 2,429, 1,928 and 1,710 as of December 31, 2013, 2012 and 2011, respectively.
Average Revenue per Core Customer
The average revenue generated by our core customers is the other primary determinant of our core revenue. We calculate this metric by dividing our total core revenue for a particular period by the average monthly number of core customers during the period, which is calculated by taking the sum of the number of core customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per core customer in absolute dollars on a rolling twelve-month basis, but we may also calculate percentage changes in average revenue per core customer on a quarterly basis in order to help us evaluate our period-over-period performance. Our average revenue per core customer was $30,670, $28,050 and $24,240 for the years ended December 31, 2013, 2012 and 2011, respectively.
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
For each of the twelve months ended December 31, 2013, 2012 and 2011, our subscription dollar retention rate exceeded 100%.

Adjusted EBITDA
Adjusted EBITDA represents our earnings before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted to eliminate stock-based compensation expense and loss on extinguishment of debt. We believe that excluding these expenses in calculating adjusted EBITDA provides our management with a useful measure for period-to-period comparisons of our business. However, adjusted EBITDA is not a measure calculated in accordance with GAAP. Please refer to Item 6. "Selected Financial Data—Adjusted EBITDA” in this Annual Report for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measurement, for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.
Adjusted EBITDA should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner that we do. We prepare adjusted EBITDA to eliminate the impact of stock-based compensation expense and loss on extinguishment of debt, which we do not consider indicative of our operating performance. We encourage you to evaluate these adjustments, the reasons we consider them appropriate and the material limitations of using non-GAAP measures as described in Item 6. "Selected Financial Data—Adjusted EBITDA.”
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
Because our customer contracts contain both fixed and variable pricing components, changes in GMV between periods do not translate directly or linearly into changes in our revenue. We use customized pricing structures for each of our customers depending upon the individual situation of the customer. For example, some customers may commit to a higher specified minimum GMV amount per month in exchange for a lower fixed percentage fee on that committed GMV. In addition, the percentage fee assessed on the variable GMV in excess of the committed minimum for each customer is typically higher than the fee on the fixed, committed portion. As a result, our overall revenue could increase or decrease even without any change in overall GMV between periods, depending on which customers generated the GMV. In addition, changes in GMV from month to month for any individual customer that are below the specified minimum amount would have no effect on our revenue from that customer, and each customer may alternate between being over the committed amount or under it from month to month. For these reasons, while GMV is an important qualitative and long-term directional indicator, we do not regard it as a useful quantitative measurement of our historic revenues or as a predictor of future revenues.
The following table shows the percentage of our total revenue attributable to fixed subscription fees plus implementation fees, as compared to the percentage attributable to variable subscription fees, for each of the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(as a percentage of total revenue)
Fixed subscription fees plus implementation fees	66.8%	61.4%	55.0%
Variable subscription fees	33.2	38.6	45.0
Total revenue	100.0%	100.0%	100.0%
We recognize fixed subscription fees and implementation fees ratably over the contract period once four conditions have been satisfied:
•the contract has been signed by both parties;
•the customer has access to our platform and transactions can be processed;

•the fees are fixed or determinable; and
•collection is reasonably assured.
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
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories.
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
Other Income (Expense)
Other income (expense) consists primarily of the loss on the extinguishment of our subordinated loan for the year ended December 31, 2013, interest income and interest expense. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest incurred on outstanding borrowings, the accretion of the debt discount on our subordinated loan prior to extinguishment, the amortization of deferred financing costs and, prior to the closing of our IPO on May 29, 2013, changes in the fair value of our preferred stock warrant liability.
Income Tax Expense (Benefit)
Income tax expense (benefit) consists of U.S. federal, state and foreign income taxes. We incurred an income tax expense for the years ended December 31, 2013 and 2011 and an income tax benefit for the year ended December 31, 2012.

Results of Operations
Comparison of Years Ended December 31, 2013 and 2012

	Year Ended December 31,
	2013		2012		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$68,004	100.0%	$53,587	100.0%	$14,417	26.9%
Cost of revenue	18,088	26.6	14,749	27.5	3,339	22.6
Gross profit	49,916	73.4	38,838	72.5	11,078	28.5
Operating expenses:
Sales and marketing	37,458	55.1	24,326	45.4	13,132	54.0
Research and development	12,669	18.6	10,109	18.9	2,560	25.3
General and administrative	14,154	20.8	8,252	15.4	5,902	71.5
Total operating expenses	64,281	94.5	42,687	79.7	21,594	50.6
Loss from operations	(14,365)	(21.1)	(3,849)	(7.2)	(10,516)	273.2
Other (expense) income:
Loss on extinguishment of debt	(3,112)	(4.6)	—	—	(3,112)	*
Interest expense, net	(2,960)	(4.4)	(1,185)	(2.2)	(1,775)	149.8
Other income, net	12	0.0	31	0.1	(19)	(61.3)
Total other (expense) income	(6,060)	(9.0)	(1,154)	(2.1)	(4,906)	425.1
Loss before income taxes	(20,425)	(30.1)	(5,003)	(9.3)	(15,422)	308.3
Income tax expense (benefit)	203	0.3	(70)	(0.1)	273	*
Net loss	$(20,628)	(30.4)%	$(4,933)	(9.2)%	$(15,695)	318.2
* = not meaningful
Revenue

	Year Ended December 31,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Revenue	$68,004	$53,587	$14,417	26.9%
Revenue for the year ended December 31, 2013 increased by $14.4 million, or 26.9%, compared to the year ended December 31, 2012. The increase in revenue for the year ended December 31, 2013 was mainly driven by the expansion of our international operations and an increase in our core revenue, which is discussed below. This growth in core revenue was partially offset by a $0.6 million, or 24.3%, decrease in our non-core revenue over the same period, as the products associated with our non-core, legacy acquisitions became a less significant part of our overall business focus.
Our revenue from international operations of $14.2 million, or 20.8% of total revenue, for the year ended December 31, 2013 increased from $11.4 million, or 21.4% of total revenue, for the year ended December 31, 2012. The increase in revenue from our international operations was primarily attributable to an increase in the number of international customers. During 2013, we expanded our presence in the Asia-Pacific and Latin America regions.

Core Revenue

	Year Ended December 31,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Core revenue	$66,215	$51,224	$14,991	29.3%
Percentage of total revenue	97.4%	95.6%
Non-core revenue	$1,789	$2,363	$(574)	(24.3)%
Percentage of total revenue	2.6%	4.4%
Total revenue	$68,004	$53,587	$14,417	26.9%
Core revenue for the year ended December 31, 2013 increased by $15.0 million, or 29.3%, compared to the year ended December 31, 2012.
This growth was primarily attributable to a 26.0% increase in the number of core customers using our platform at December 31, 2013 as compared to December 31, 2012. The increase in core customers accounted for 62.3% of the increase in core revenue during the year ended December 31, 2013.
In addition, we experienced a 9.3% increase in the average revenue per core customer during the year ended December 31, 2013 as compared to the year ended December 31, 2012, which accounted for 37.7% of the increase in core revenue during the period. The increase in the average revenue per core customer was primarily attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the year. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per core customer was due in part to a general shift in our customer base toward a greater proportion of larger enterprise customers, all of which are core customers. Our enterprise customers generally commit to a higher specified minimum amount of GMV per month, which results in a higher proportion of fixed subscription fees.
Cost of revenue

	Year Ended December 31,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$18,088	$14,749	$3,339	22.6%
Percentage of total revenue	26.6%	27.5%

Cost of revenue for the year ended December 31, 2013 increased by $3.3 million, or 22.6%, compared to the year ended December 31, 2012. The increase in cost of revenue was primarily attributable to a $2.2 million increase in salaries and personnel-related costs, as we increased the number of employees providing services to our expanding customer base and supporting our platform infrastructure from 110 at December 31, 2012 to 144 at December 31, 2013. In addition, we experienced a $0.7 million increase in depreciation expense associated with equipment for our data centers and a $0.3 million increase in credit card vendor transaction fees. As a percentage of revenue, cost of revenue declined from 27.5% for the year ended December 31, 2012 to 26.6% for the year ended December 31, 2013.
Operating Expenses
Sales and marketing

	Year Ended December 31,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$37,458	$24,326	$13,132	54.0%
Percentage of total revenue	55.1%	45.4%
Sales and marketing expense for the year ended December 31, 2013 increased by $13.1 million, or 54.0%, compared to the year ended December 31, 2012. The increase in sales and marketing expense was primarily attributable to a $9.6 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. The number of full-time sales and marketing employees increased from 189 at December 31, 2012 to 301 at December 31, 2013. In addition, we experienced a $3.1 million increase in our marketing and advertising expenses, promotional event programs and travel costs. The increase in sales and marketing expense as a percentage of revenue for the year ended December 31, 2013 reflects the implementation of our strategy of hiring new sales and marketing professionals and expanding our marketing activities in order to continue to grow our business.
Research and development

	Year Ended December 31,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
Research and development	$12,669	$10,109	$2,560	25.3%
Percentage of total revenue	18.6%	18.9%
Research and development expense for the year ended December 31, 2013 increased by $2.6 million, or 25.3%, compared to the year ended December 31, 2012. The increase in research and development expense was primarily attributable to a $2.1 million increase in salaries and personnel-related costs associated with an increase in research and development personnel. The number of full-time research and development employees increased from 70 at December 31, 2012 to 93 at December 31, 2013. In addition, we experienced a $0.2 million increase in contractor and consulting expenses primarily related to translation services for our products as we expanded our international operations.
General and administrative

	Year Ended December 31,		Period-to-Period Change
	2013	2012	Amount	Percentage
	(dollars in thousands)
General and administrative	$14,154	$8,252	$5,902	71.5%
Percentage of total revenue	20.8%	15.4%

General and administrative expense for the year ended December 31, 2013 increased by $5.9 million, or 71.5%, compared to the year ended December 31, 2012. The increase in general and administrative expense was primarily attributable to a $2.9 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business and fulfill our obligations as a newly public company. The number of full-time general and administrative employees increased from 36 at December 31, 2012 to 56 at December 31, 2013. We also experienced a $1.5 million increase in professional fees related to legal, consulting and audit and tax services and a $0.8 million increase in insurance and tax costs. In addition, we incurred a $0.6 million increase in other general corporate costs necessary to support the overall growth in our business.

Loss on Extinguishment of Debt
During the year ended December 31, 2013, we recognized a loss on extinguishment of debt of $3.1 million as a result of the prepayment of our subordinated loan, representing the difference between the par value and payoff amount of the subordinated loan, increased by the write-off of unamortized debt issuance costs and accelerated amortization of the remaining debt discount.

Comparison of Years Ended December 31, 2012 and 2011

	Year Ended December 31,
	2012		2011		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$53,587	100.0%	$43,570	100.0%	$10,017	23.0%
Cost of revenue	14,749	27.5	12,248	28.1	2,501	20.4
Gross profit	38,838	72.5	31,322	71.9	7,516	24.0
Operating expenses:
Sales and marketing	24,326	45.4	19,106	43.9	5,220	27.3
Research and development	10,109	18.9	8,842	20.3	1,267	14.3
General and administrative	8,252	15.4	6,551	15.0	1,701	26.0
Total operating expenses	42,687	79.7	34,499	79.2	8,188	23.7
Loss from operations	(3,849)	(7.2)	(3,177)	(7.3)	(672)	21.2
Other (expense) income:
Interest expense, net	(1,185)	(2.2)	(642)	(1.5)	(543)	84.6
Other income, net	31	0.1	6	0.0	25	416.7
Total other (expense) income	(1,154)	(2.1)	(636)	(1.5)	(518)	81.4
Loss before income taxes	(5,003)	(9.3)	(3,813)	(8.8)	(1,190)	31.2
Income tax (benefit) expense	(70)	(0.1)	51	0.1	(121)	*
Net loss	$(4,933)	(9.2)%	$(3,864)	(8.9)%	$(1,069)	27.7
* = not meaningful
Revenue

	Year Ended December 31,		Period-to-Period Change
	2012	2011	Amount	Percentage
	(dollars in thousands)
Revenue	$53,587	$43,570	$10,017	23.0%
Revenue for the year ended December 31, 2012 increased by $10.0 million, or 23.0%, compared to the year ended December 31, 2011. The increase in revenue for the year ended December 31, 2012 was mainly driven by the expansion of our international operations and an increase in our core revenue, which is discussed below. This growth in core revenue was partially offset by a $0.7 million, or 21.6%, decrease in our non-core revenue over the same period, as the products associated with our non-core, legacy acquisitions became a less significant part of our overall business focus.
Our revenue from international operations increased from $8.8 million, or 20.1% of total revenue, for the year ended December 31, 2011, to $11.4 million, or 21.4% of total revenue, for the year ended December 31, 2012. The increase in revenue from our international operations was primarily attributable to an increase in the number of international customers.

Core Revenue

	Year Ended December 31,		Period-to-Period Change
	2012	2011	Amount	Percentage
	(dollars in thousands)
Core revenue	$51,224	$40,557	$10,667	26.3%
Percentage of total revenue	95.6%	93.1%
Non-core revenue	$2,363	$3,013	$(650)	(21.6)%
Percentage of total revenue	4.4%	6.9%
Total revenue	$53,587	$43,570	$10,017	23.0%

Core revenue for the year ended December 31, 2012 increased by $10.7 million, or 26.3%, compared to the year ended December 31, 2011.

This growth was primarily attributable to a 15.7% increase in the average revenue per core customer during the year ended December 31, 2012 as compared to the year ended December 31, 2011, which accounted for 65.2% of the increase in core revenue during the period. The increase in the average revenue per core customer was primarily attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentages assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the year. In addition, the increase in average revenue per core customer was due in part to a general shift in our customer base toward a greater proportion of larger enterprise customers, all of which are core customers. Our enterprise customers generally commit to a higher specified minimum amount of GMV per month.
In addition, we experienced a 12.7% increase in the number of core customers using our platform during the year ended December 31, 2012 as compared to the year ended December 31, 2011, which accounted for 34.8% of the increase in core revenue during the period.
Cost of revenue

	Year Ended December 31,		Period-to-Period Change
	2012	2011	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$14,749	$12,248	$2,501	20.4%
Percentage of total revenue	27.5%	28.1%
Cost of revenue for the year ended December 31, 2012 increased by $2.5 million, or 20.4%, compared to the year ended December 31, 2011. The increase in cost of revenue was primarily attributable to a $1.8 million increase in salaries and personnel-related costs, as we increased the number of employees providing services to our expanding customer base and supporting our platform infrastructure from 90 at December 31, 2011 to 110 at December 31, 2012. In addition, we experienced a $0.8 million increase in depreciation expense associated with equipment for our data centers. These increases were partially offset by a $0.2 million decrease in co-location facility costs resulting from efficiencies gained through virtualization. As a percentage of revenue, cost of revenue declined from 28.1% for the year ended December 31, 2011 to 27.5% for the year ended December 31, 2012.
Operating Expenses

Sales and marketing

	Year Ended December 31,		Period-to-Period Change
	2012	2011	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$24,326	$19,106	$5,220	27.3%
Percentage of total revenue	45.4%	43.9%
Sales and marketing expense for the year ended December 31, 2012 increased by $5.2 million, or 27.3%, compared to the year ended December 31, 2011. The increase in sales and marketing expense was primarily attributable to a $5.4 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. The number of full-time sales and marketing employees increased from 148 at December 31, 2011 to 189 at December 31, 2012.

Research and development

	Year Ended December 31,		Period-to-Period Change
	2012	2011	Amount	Percentage
	(dollars in thousands)
Research and development	$10,109	$8,842	$1,267	14.3%
Percentage of total revenue	18.9%	20.3%
Research and development expense for the year ended December 31, 2012 increased by $1.3 million, or 14.3%, compared to the year ended December 31, 2011. The increase in research and development expense was primarily attributable to a $1.5 million increase in salaries and personnel-related costs associated with an increase in research and development personnel. The number of full-time research and development employees increased from 57 at December 31, 2011 to 70 at December 31, 2012.

General and administrative

	Year Ended December 31,		Period-to-Period Change
	2012	2011	Amount	Percentage
	(dollars in thousands)
General and administrative	$8,252	$6,551	$1,701	26.0%
Percentage of total revenue	15.4%	15.0%
General and administrative expense for the year ended December 31, 2012 increased by $1.7 million, or 26.0%, compared to the year ended December 31, 2011. The increase in general and administrative expense was primarily attributable to a $0.7 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business. The number of full-time general and administrative employees increased from 30 at December 31, 2011 to 36 at December 31, 2012. In addition, we experienced a $0.5 million increase in information systems and consulting costs and a $0.2 million increase in recruiting costs.
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
In December 2009, we entered into a loan and security agreement with a lender, which was most recently amended in September 2013. The agreement, as amended, includes a revolving line of credit of up to $6.0 million and an equipment line of credit of up to $1.0 million. Under the terms of this agreement, we are required to meet and maintain specified financial and nonfinancial covenants. As of December 31, 2013, we were in compliance with all such covenants.
The revolving line of credit has a current term through September 2014 and requires interest-only payments to be made monthly on any outstanding advances at the lender’s prime rate, which was 3.25% at December 31, 2013, plus 1%. Borrowings under the equipment line of credit accrue interest at a rate of 6.5% per annum and are payable in 36 monthly installments from the date of each respective borrowing. The equipment line of credit matures on June 1, 2014. The loans are collateralized by all of our assets, excluding our intellectual property, although we may not encumber our intellectual property without the consent of the lender. At December 31, 2013, we did not have any amounts outstanding under either the revolving line of credit or the equipment line of credit.
In March 2012, we entered into a loan and security agreement with a subordinated lender, which was amended in October 2013. Under the agreement, we borrowed $5.0 million in March 2012 and an additional $5.0 million in December 2012. Borrowings under the agreement accrued interest at an annual rate of 10.5%. We were required to make interest-only payments on outstanding balances through March 1, 2015, after which the debt was payable in monthly installments of both principal and interest through February 2017. In November 2013, we entered into a payoff agreement with the lender pursuant to which we paid all amounts due and owing under the agreement and terminated the agreement. Under the payoff agreement, we paid the lender approximately $11.3 million, of which $1.2 million represented a fixed prepayment fee and other extinguishment costs.
Public Offerings of Common Stock
On May 29, 2013, we closed our IPO in which we sold an aggregate of 6,612,500 shares of common stock, including the full exercise of the underwriters' option to purchase additional shares, for net proceeds of $82.0 million after deducting underwriting discounts and offering-related expenses. Upon closing of the IPO, all of the convertible preferred stock then outstanding automatically converted into 13,401,499 shares of common stock. In addition, outstanding warrants to purchase Series C convertible preferred stock automatically converted into warrants to purchase 206,038 shares of common stock, and our preferred stock warrant liability of $3.6 million as of May 29, 2013 was reclassified to additional paid-in capital.

On November 12, 2013, we closed a public offering in which we sold 1,000,000 shares of common stock for net proceeds of $31.9 million after deducting underwriting discounts and offering-related expenses.
Working Capital
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated:

	As of and for the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash and cash equivalents	$104,406	$10,865	$4,998
Accounts receivable, net of allowance	13,951	9,571	7,677
Working capital	94,383	3,006	(1,317)
Cash (used in) provided by:
Operating activities	(5,314)	1,191	161
Investing activities	(5,218)	(2,094)	(1,723)
Financing activities	104,164	6,806	(443)
Our cash at December 31, 2013 was held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts and short-term money market accounts that are currently providing only a minimal return.
Of our total cash and cash equivalents, approximately 2% was held outside of the United States at December 31, 2013. Our international operations primarily consist of selling and marketing functions supported by our U.S. operations, and we are dependent on our U.S. operations for our international working capital needs. If our cash and cash equivalents held outside of the United States were ever needed for our operations inside the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. We currently intend to permanently reinvest these foreign amounts outside the United States, and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. operations.
Cash Flows
Operating Activities
For the year ended December 31, 2013, our net cash used in operating activities of $5.3 million consisted of a net loss of $20.6 million, partially offset by $11.1 million in adjustments for non-cash items and $4.2 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $3.7 million, loss on extinguishment of debt of $3.1 million, non-cash stock compensation expense of $2.1 million, change in fair value of preferred stock warrants of $1.1 million, which was reclassified to additional paid-in capital upon the closing of our IPO, accretion of debt discount of $0.5 million and bad debt expense of $0.5 million. The increase in cash resulting from changes in working capital primarily consisted of an increase in accounts payable and accrued expenses of $5.7 million, primarily driven by increased operating costs during the period, and an increase in deferred revenue of $4.5 million as a result of an increased number of customers prepaying for subscription services. These increases were partially offset by decreases in operating cash flow due to a $4.9 million increase in accounts receivable, primarily driven by increased revenue during the year as we continued to expand our operations, both domestically and internationally, and an increase in prepaid expenses and other assets of $1.0 million.
For the year ended December 31, 2012, our net cash provided by operating activities of $1.2 million consisted of a net loss of $4.9 million, offset by $1.4 million of cash provided by changes in working capital and $4.7 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $2.9 million, non-cash stock compensation expense of $0.6 million, non-cash rent expense of $0.5 million and accretion of debt discount of $0.4 million. The increase in cash resulting from changes in working capital primarily consisted of an increase in deferred revenue of $3.9 million as a result of an increased number of customers prepaying for subscription services and an increase in accounts payable and accrued expenses of $0.4 million, primarily driven by increased operating costs during the period. These increases were partially offset by decreases in operating cash flow due to a $2.0 million increase in accounts receivable, primarily driven by increased revenue during the year as we continue to expand our operations, both domestically and internationally, and an increase in prepaid expenses and other assets of $1.1 million.
For the year ended December 31, 2011, our net cash provided by operating activities of $0.2 million consisted of a net loss of $3.9 million, offset by cash of $1.0 million provided by changes in working capital and $3.1 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $2.1 million, non-cash stock compensation expense of $0.2 million, non-cash rent expense of $0.3 million and change in fair value of preferred stock warrants of $0.3 million. The increase in cash resulting from changes in working capital primarily consisted of an increase in deferred revenue of $1.9 million as a result of an increased number of customers prepaying for subscription services and an increase in accounts payable and accrued expenses of $1.4 million, primarily driven by increased operating costs during the period. These increases were offset by decreases in operating cash flow due to a $1.5 million increase in accounts receivable, primarily driven by increased revenue during the year as we continue to expand our operations, both domestically and internationally, and an increase in prepaid expenses and other assets of $0.8 million.
Investing Activities
For the year ended December 31, 2013, net cash used in investing activities was $5.2 million, consisting of $3.7 million for the purchase of property and equipment and $1.5 million for the payment of internal-use software development costs.
For the year ended December 31, 2012, net cash used in investing activities was $2.1 million, consisting of $1.9 million for the purchase of property and equipment and $0.2 million for the payment of internal-use software development costs.
For the years ended December 31, 2011, net cash used in investing activities was $1.7 million for the purchase of property and equipment.
Financing Activities
For the year ended December 31, 2013, net cash provided by financing activities was $104.2 million, consisting of $118.5 million in proceeds from the issuance of common stock in two public offerings, net of underwriting discounts and commissions but before offering expenses, $2.4 million in cash received upon the exercise of stock options and $1.6 million in cash received upon the exercise of common stock warrants. These amounts were partially offset by $14.2 million in repayments of debt and capital leases, $2.9 million in payments of costs related to our public offerings that had been deferred and $1.2 million in debt extinguishment costs related to the prepayment of our subordinated loan.
For the year ended December 31, 2012, net cash provided by financing activities was $6.8 million, consisting of $9.9 million in net borrowings under our subordinated loan and $0.2 million in cash received upon the exercise of stock options, offset by $1.5 million in repayments of debt and capital leases, $1.5 million in payments of costs in connection with our IPO that had been deferred and $0.2 million used to repurchase common stock from two former employees.
For the year ended December 31, 2011, net cash used in financing activities was $0.4 million, consisting of $1.5 million in repayments of debt and capital leases, offset by $1.0 million in borrowings under our revolving line of credit and $0.1 million in cash received upon the exercise of stock options.
Operating and Capital Expenditure Requirements
Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash balances, which include the net proceeds from our public offerings, will be sufficient to meet our cash requirements for at least the next 12 months. During this period, we expect our capital expenditure requirements to be approximately $9.0 million to $11.0 million, which will primarily consist of computer hardware, purchased software and furniture and office equipment.
Contractual Obligations
Our principal commitments consist of non-cancelable leases for our office space and computer equipment and purchase commitments for our co-location and other support services. The following table summarizes these contractual obligations at December 31, 2013. Future events could cause actual payments to differ from these estimates.

Contractual Obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$15,317	$1,973	$5,707	$5,855	$1,782
Capital lease obligations	3,196	1,570	1,625	1	—
Purchase commitments	2,840	2,232	608	—	—
Total	$21,353	$5,775	$7,940	$5,856	$1,782
Subsequent to December 31, 2013, we leased additional office space in London, England with total collective future minimum lease payments of approximately $15.5 million, based on the exchange rate as of December 31, 2013.
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.
Revenue Recognition and Deferred Revenue
We derive the majority of our revenue from subscription fees paid to us by our customers for access to and usage of our SaaS solutions for a specified contract term, which is typically one year. A portion of the subscription fee is typically fixed and is based on a specified minimum amount of GMV that a customer expects to process through our platform over the contract term. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV processed through our platform in excess of the customer’s specified minimum GMV amount. We also receive implementation fees, which may include fees for providing launch assistance and training. Customers do not have the contractual right to take possession of our software at any time.
We recognize revenue when there is persuasive evidence of an arrangement, we have provided the service, the fees to be paid by the customer are fixed and determinable and collectability is reasonably assured. We consider that delivery of our SaaS solutions has commenced once our customer has access to our platform and can process transactions.
We generally recognize the fixed portion of our subscription fees and our implementation fees ratably over the contract term once the criteria for revenue recognition described above have been satisfied. Some of our customers elect a managed-service solution and contract with us to manage some or all aspects of our SaaS solutions on their behalf. Under these managed-service arrangements, customer transactions cannot be processed through our platform until the completion of the implementation services. Therefore, we commence revenue recognition once transactions can be processed on our platform, provided all other revenue recognition criteria have been satisfied. At that time, we recognize the portion of the fees earned since the inception of the arrangement. We recognize the balance of the fees ratably over the remaining contract term.
We recognize the variable portion of subscription fee revenue in the period in which the related GMV is processed, as long as all other revenue recognition criteria have been satisfied.

We record deferred revenue when we receive cash payments from or invoice our customers in advance of when we provide or perform the services under our arrangements with them.
Accounts Receivable and Allowances for Doubtful Accounts
Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts that we maintain for estimated losses expected to result from the inability of some customers to make payments as they become due. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, our actual collection experience has not varied significantly from our estimates, due primarily to our collection policies and the financial strength of our customers.
Goodwill
Goodwill represents the excess of the aggregate of the fair value of consideration transferred in a business combination over the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test. We test goodwill for impairment annually on December 31 or more frequently if events or changes in business circumstances indicate the asset might be impaired. Goodwill is tested for impairment at the reporting unit level. During the year ended December 31, 2012, we adopted new accounting guidance, which gives us the option of performing a qualitative assessment for testing goodwill for impairment. Under the qualitative assessment, we determine whether the existence of events and circumstances indicate that it is more likely than not that the goodwill is impaired. The qualitative factors that we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events, changes in circumstances and after-tax cash flows.
If we determine that the qualitative factors indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we would test goodwill for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s carrying value, step two is performed to measure the amount of the impairment, if any. In the second step, the fair value of goodwill is determined by deducting the fair value of the reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if the reporting unit had just been acquired and the fair value was being initially allocated. If the carrying value of goodwill exceeds the implied fair value, an impairment charge would be recorded in the period the determination is made.
We have determined that we have a single, entity-wide reporting unit. To determine the fair value of our reporting unit for the quantitative approach, we primarily use a discounted cash flow analysis, which requires significant assumptions and estimates about future operations. Significant judgments inherent in this analysis include the determination of an appropriate discount rate, estimated terminal value and the amount and timing of expected future cash flows. We may also determine fair value of our reporting unit using a market approach by applying multiples of earnings of peer companies to our operating results.
Based upon the quantitative assessment that we performed as of December 31, 2011, our reporting unit was not considered at risk of failing step one of the goodwill impairment test. Accordingly, a qualitative assessment was performed as of December 31, 2013, and we determined, after assessing all relevant events and circumstances, that the reporting unit did not have a carrying value that was more likely than not to exceed its fair value.
Stock-Based Compensation
Stock options awarded to employees, directors and non-employee third parties are measured at fair value at each grant date. Prior to our IPO, we considered what we believed to be comparable publicly traded companies, discounted free cash flows, and an analysis of our enterprise value in estimating the fair value of our common stock. We recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. Options generally vest quarterly over a four-year period.
The determination of the fair value of stock-based compensation arrangements is affected by a number of variables, including estimates of the fair value of our common stock, expected stock price volatility, risk-free interest rate and the expected life of the award. We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. Black-Scholes and other option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

The following summarizes the assumptions used for estimating the fair value of stock options granted to employees for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Assumptions:
Risk-free interest rate	0.3% - 1.7%	0.1% - 0.9%	0.4% - 2.0%
Expected life (years)	5.00 - 6.25	4.00 - 6.25	6.25
Expected volatility	43% - 59%	49% - 61%	28% - 56%
Dividend yield	0%	0%	0%
We have assumed no dividend yield because we do not expect to pay dividends in the future, which is consistent with our history of not paying dividends. The risk-free interest rate assumption is based on observed interest rates for constant maturity U.S. Treasury securities consistent with the expected life of our employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the midpoint between the vesting date and the end of the contractual term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options.
Our estimate of pre-vesting forfeitures, or forfeiture rate, is based on our analysis of historical behavior by stock option holders. The estimated forfeiture rate is applied to the total estimated fair value of the awards, as derived from the Black-Scholes model, to compute the stock-based compensation expense, net of pre-vesting forfeitures, to be recognized in our consolidated statements of operations.

Prior to our IPO in May 2013, we were a private company with no active public market for our common stock. Therefore, in response to Section 409A of the Internal Revenue Code of 1986, as amended, related regulations issued by the Internal Revenue Service and accounting standards related to stock-based compensation, we periodically determined for financial reporting purposes the estimated per share fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held Company Equity Securities Issued as Compensation.”

Following our IPO, we established a policy of using the closing sale price per share of our common stock as quoted on the New York Stock Exchange on the date of grant for purposes of determining the exercise price per share of our options to purchase common stock.
Income Taxes
We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. We reduce the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax asset.
We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more likely than not that the position will be sustained upon examination. We recognize potential accrued interest and penalties associated with unrecognized tax positions within our global operations in income tax expense.
Recent Accounting Pronouncements
We have reviewed accounting pronouncements that were issued as of December 31, 2013 and do not believe that these pronouncements will have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Sensitivity
We are subject to interest rate risk in connection with borrowings under our revolving line of credit which are subject to a variable interest rate. As of December 31, 2013, we did not have any borrowings outstanding under our revolving line of credit. Any debt we incur in the future may also bear interest at variable rates.
Foreign Currency Exchange Risk
With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses in the United Kingdom, Europe and Australia. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our expenses denominated in foreign currencies, a 10% change in foreign exchange rates would have had only a minimal impact on our results of operations for the year ended December 31, 2013. The majority of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ChannelAdvisor Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of ChannelAdvisor Corporation and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChannelAdvisor Corporation and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Raleigh, North Carolina
February 27, 2014

ChannelAdvisor Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$104,406	$10,865
Accounts receivable, net of allowance of $561 and $191 as of December 31, 2013 and 2012, respectively	13,951	9,571
Prepaid expenses and other current assets	3,571	2,589
Total current assets	121,928	23,025
Property and equipment, net	9,088	4,315
Goodwill	16,106	16,106
Intangible assets, net	670	1,245
Restricted cash	685	687
Other assets	309	2,644
Total assets	$148,786	$48,022
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,237	$1,269
Accrued expenses	7,492	4,650
Deferred revenue	14,093	9,750
Current portion of long-term debt	—	3,370
Other current liabilities	1,723	980
Total current liabilities	27,545	20,019
Long-term debt, net of current portion	—	7,602
Series A and Series C warrants liability	—	3,235
Long-term capital leases, net of current portion	1,558	1,136
Other long-term liabilities	1,903	1,714
Total liabilities	31,006	33,706
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock:
Convertible Series A preferred stock, $0.001 par value, 0 and 94,069,763 shares authorized, 0 and 93,821,393 shares issued and outstanding as of December 31, 2013 and 2012, respectively	—	18,887
Convertible Series B preferred stock, $0.001 par value, 0 and 40,641,227 shares authorized, issued and outstanding as of December 31, 2013 and 2012, respectively	—	18,000
Convertible Series B-1 preferred stock, $0.001 par value, 0 and 5,660,378 shares authorized, issued and outstanding as of December 31, 2013 and 2012, respectively	—	3,000
Convertible Series C preferred stock, $0.001 par value, 0 and 80,000,000 shares authorized, 0 and 73,880,351 shares issued and outstanding as of December 31, 2013 and 2012, respectively	—	50,608
Total redeemable convertible preferred stock	—	90,495
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 and 0 shares authorized, no shares issued and outstanding as of December 31, 2013 and 2012, respectively	—	—
Common stock, $0.001 par value, 100,000,000 and 303,500,000 shares authorized, 23,643,872 and 1,240,193 shares issued and outstanding as of December 31, 2013 and 2012, respectively	24	1
Additional paid-in capital	218,330	3,584
Accumulated other comprehensive loss	(471)	(289)
Accumulated deficit	(100,103)	(79,475)
Total stockholders’ equity (deficit)	117,780	(76,179)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$148,786	$48,022
The accompanying notes are an integral part of these consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue	$68,004	$53,587	$43,570
Cost of revenue	18,088	14,749	12,248
Gross profit	49,916	38,838	31,322
Operating expenses:
Sales and marketing	37,458	24,326	19,106
Research and development	12,669	10,109	8,842
General and administrative	14,154	8,252	6,551
Total operating expenses	64,281	42,687	34,499
Loss from operations	(14,365)	(3,849)	(3,177)
Other (expense) income:
Loss on extinguishment of debt	(3,112)	—	—
Interest expense, net	(2,960)	(1,185)	(642)
Other income, net	12	31	6
Total other (expense) income	(6,060)	(1,154)	(636)
Loss before income taxes	(20,425)	(5,003)	(3,813)
Income tax expense (benefit)	203	(70)	51
Net loss	$(20,628)	$(4,933)	$(3,864)
Net loss per share:
Basic and diluted	$(1.51)	$(4.23)	$(3.45)
Weighted average common shares outstanding:
Basic and diluted	13,695,804	1,164,942	1,120,902
The accompanying notes are an integral part of these consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
 (in thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(20,628)	$(4,933)	$(3,864)
Other comprehensive loss:
Foreign currency translation adjustments	(182)	(45)	70
Total comprehensive loss	$(20,810)	$(4,978)	$(3,794)
The accompanying notes are an integral part of these consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
 (in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance, January 1, 2011	1,069,305	$1	$2,684	$(314)	$(70,678)	$(68,307)
Exercise of stock options	71,264	—	98	—	—	98
Accretion of issuance costs on redeemable convertible preferred stock	—	—	(50)	—	—	(50)
Stock-based compensation expense	—	—	200	—	—	200
Net loss	—	—	—	—	(3,864)	(3,864)
Foreign currency translation adjustments	—	—	—	70	—	70
Balance, December 31, 2011	1,140,569	1	2,932	(244)	(74,542)	(71,853)
Repurchase and retirement of common stock	(25,000)	—	(193)	—	—	(193)
Exercise of stock options	124,624	—	222	—	—	222
Accretion of issuance costs on redeemable convertible preferred stock	—	—	(15)	—	—	(15)
Stock-based compensation expense	—	—	638	—	—	638
Net loss	—	—	—	—	(4,933)	(4,933)
Foreign currency translation adjustments	—	—	—	(45)	—	(45)
Balance, December 31, 2012	1,240,193	1	3,584	(289)	(79,475)	(76,179)
Conversion of redeemable convertible preferred stock to common stock	13,401,499	13	91,137	—	—	91,150
Conversion of redeemable convertible preferred stock warrants to common stock warrants	—	—	3,632	—	—	3,632
Issuance of common stock from public offerings, net of issuance costs	7,612,500	8	113,840	—	—	113,848
Exercise of common stock warrants	662,362	1	1,591	—	—	1,592
Exercise of stock options	727,318	1	2,447	—	—	2,448
Stock-based compensation expense	—	—	2,099	—	—	2,099
Net loss	—	—	—	—	(20,628)	(20,628)
Foreign currency translation adjustments	—	—	—	(182)	—	(182)
Balance, December 31, 2013	23,643,872	$24	$218,330	$(471)	$(100,103)	$117,780
The accompanying notes are an integral part of these consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(20,628)	$(4,933)	$(3,864)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	3,722	2,903	2,061
Loss on extinguishment of debt	3,112	—	—
Bad debt expense	527	162	71
Deferred income taxes	(12)	30	49
Change in fair value of preferred stock warrants	1,052	5	261
Accretion of debt discount	547	372	9
Non-cash stock-based compensation expense	2,099	638	200
Change in lease incentive obligation	(21)	(21)	114
Amortization of debt issuance costs	38	57	29
Change in deferred rent	51	544	302
Gain on disposal of furniture and equipment	—	—	(1)
Changes in assets and liabilities:
Accounts receivable	(4,917)	(1,966)	(1,537)
Prepaid expenses and other assets	(1,026)	(1,102)	(809)
Restricted cash	(1)	199	—
Accounts payable and accrued expenses	5,672	381	1,365
Deferred revenue	4,471	3,922	1,911
Net cash and cash equivalents (used in) provided by operating activities	(5,314)	1,191	161

Cash flows from investing activities
Purchases of property and equipment	(3,711)	(1,930)	(1,723)
Payment of internal-use software development costs	(1,507)	(164)	—
Net cash and cash equivalents used in investing activities	(5,218)	(2,094)	(1,723)

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting discounts and commissions	118,463	—	—
Proceeds from issuance of debt, net of debt issuance costs	—	9,873	1,000
Repayment of debt and capital leases	(14,230)	(1,548)	(1,541)
Payment of debt extinguishment costs	(1,200)	—	—
Payment of deferred offering costs	(2,909)	(1,548)	—
Proceeds from exercise of common stock warrants	1,592	—	—
Proceeds from exercise of stock options	2,448	222	98
Repurchase and retirement of common stock	—	(193)	—
Net cash and cash equivalents provided by (used in) financing activities	104,164	6,806	(443)

Effect of currency exchange rate changes on cash and cash equivalents	(91)	(36)	64
Net increase (decrease) in cash and cash equivalents	93,541	5,867	(1,941)
Cash and cash equivalents, beginning of year	10,865	4,998	6,939
Cash and cash equivalents, end of year	$104,406	$10,865	$4,998

Supplemental disclosure of cash flow information
Cash paid for interest	$1,334	$614	$376
Cash paid for income taxes, net	$92	$64	$18
Supplemental disclosure of noncash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$91,150	$—	$—
Conversion of preferred stock warrants to common stock warrants	$3,632	$—	$—
Accretion of issuance costs on redeemable convertible preferred stock	$—	$15	$50
Deferred offering costs included in accounts payable and accrued expenses	$73	$743	$—
Accrued capital expenditures	$627	$—	$433
Capital lease obligations entered into for the purchase of fixed assets	$1,454	$2,014	$98
The accompanying notes are an integral part of these consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of the Business
ChannelAdvisor Corporation (“ChannelAdvisor” or the “Company”) was incorporated in the state of Delaware and capitalized in June 2001. The Company began operations in July 2001. ChannelAdvisor is a provider of software-as-a-service ("SaaS") solutions that allow retailers and manufacturers to integrate, manage and monitor their merchandise sales across hundreds of online channels. The Company is headquartered in Morrisville, North Carolina and has offices in England, Ireland, Germany, Australia, Hong Kong and Brazil.
2. Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reverse Stock Split
On May 9, 2013, the Company’s amended and restated certificate of incorporation was amended to effect a 1-for-16 reverse stock split of its outstanding common stock. The reverse stock split did not cause an adjustment to the par value or the authorized shares of the common stock. As a result of the reverse stock split, the share amounts under the Company’s employee incentive plan and common stock warrants were automatically adjusted. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

Public Offerings

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

On November 12, 2013, the Company closed a registered public offering of its common stock pursuant to a registration statement on Form S-1 that was declared effective on November 5, 2013. In the registered public offering, the Company sold and issued 1,000,000 shares of common stock at a public offering price of $34.00 per share. Net proceeds were approximately $31.9 million, after deducting underwriting discounts and commissions of $1.6 million and offering expenses of $0.5 million.
Recently Adopted Accounting Pronouncements
The Company has reviewed accounting pronouncements that were issued as of December 31, 2013 and does not believe that these pronouncements will have a material impact on its financial position or results of operations.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Cash and Cash Equivalents

The Company considers all highly liquid investments maturing within ninety days or less at the time of purchase to be cash equivalents. Cash and cash equivalents are comprised of cash and money market funds. Due to the short-term nature and liquidity of these financial instruments, the carrying value of these assets approximates fair value.
Restricted Cash
Restricted cash represents cash that is not readily available for general purpose cash needs. Restricted cash is classified as a long-term asset based on the timing and nature of when and how the cash is expected to be used or when the restrictions are expected to lapse.
As of December 31, 2013 and 2012, the Company had restricted cash of $0.7 million related to its operations in the United States. Of this amount, $0.6 million has been used as collateral for potential chargebacks resulting from the Company’s processing of customers’ credit cards as of December 31, 2013 and 2012. The remaining restricted cash at December 31, 2013 and 2012 relates to cash set aside as a requirement for leasing the Company’s operating sites or for miscellaneous banking activity as required by the Company’s banks.
In addition, certain of the Company's foreign subsidiaries had nominal restricted cash balances as of December 31, 2013 and 2012.
Revenue Recognition and Deferred Revenue
The majority of the Company’s revenue is derived from subscription fees paid by customers for access to and usage of the Company’s cloud-based SaaS platform for a specified period of time, which is typically one year. A portion of the subscription fee is typically fixed and is based on a specified minimum amount of gross merchandise value (“GMV”) that a customer expects to process through the Company’s platform over the contract term. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV processed through the Company’s platform in excess of the customer’s specified minimum GMV amount. In addition, other sources of revenue consist primarily of implementation fees, which may include fees for providing launch assistance and training. The Company recognizes revenue when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is reasonably assured and the amount of the fee to be paid by the customer is fixed or determinable. The Company’s contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of the Company’s software at any time.
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

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
Deferred revenue represents the unearned portion of fixed subscription fees and implementation fees. Deferred amounts will generally be recognized within one year. Those amounts that are expected to be recognized in greater than one year are recorded in other long-term liabilities in the accompanying consolidated balance sheets.
Sales Commissions
Sales commissions are expensed when the related subscription agreement is executed by the customer.
Cost of Revenue
Cost of revenue primarily consists of personnel and related costs, including salaries, bonuses, payroll taxes and stock compensation, co-location facility costs for the Company’s data centers, depreciation expense for computer equipment directly associated with generating revenue, credit card transaction fees and infrastructure maintenance costs. In addition, the Company allocates a portion of overhead, such as rent, additional depreciation and amortization and employee benefits costs, to cost of revenue based on headcount.
Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their respective fair values due to their short-term nature. Prior to the closing of the IPO on May 29, 2013, at which time certain Series C warrants were automatically net exercised and the remaining warrants converted into common stock warrants, the Company's Series A and Series C warrants were recorded at fair value.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. The three tiers are defined as follows:
•Level 1. Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;
•Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3. Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions.

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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
_______________________
(1) In order to determine the fair value of the redeemable convertible preferred stock warrants, the Company used a hybrid of the probability-weighted expected return method (“PWERM”) and the option pricing model ("OPM"), collectively referred to as the “Hybrid Method,” for the year ended December 31, 2012. The Hybrid Method is a PWERM model in which one of the valuation scenarios is modeled using an OPM.

Significant inputs for the OPM included an estimate of the fair value of the Series A and Series C redeemable convertible preferred stock, the remaining contractual life of the warrants, an estimate of the timing of a liquidity event, a risk-free rate of interest and an estimate of the Company’s stock volatility using the volatilities of guideline peer companies. Significant inputs for the PWERM included an estimate of the Company’s equity value, a weighted average cost of capital and an estimated probability and timing for each valuation scenario.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs
The following table presents the changes in the Company’s Level 3 instruments measured at fair value on a recurring basis during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Series A			Series C
	2013	2012	2011	2013	2012	2011
Balance as of January 1	$88	$113	$63	$3,147	$479	$268
Issuance of Series C warrant	—	—	—	—	2,705	—
Cashless exercise of warrants	(166)	(67)	—	(489)	—	—
Change in fair value of warrant liability	78	42	50	974	(37)	211
Reclassification of warrant liability to equity	—	—	—	(3,632)	—	—
Balance as of December 31	$—	$88	$113	$—	$3,147	$479
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All of the Company’s cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. The Company’s cash and cash equivalent accounts exceed federally insured limits. The Company has not experienced any losses on cash and cash equivalents to date. To manage accounts receivable risk, the Company maintains an allowance for doubtful accounts.
The Company did not have any customers that individually comprised a significant concentration of its accounts receivable as of December 31, 2013 and 2012, or a significant concentration of its revenue for the years ended December 31, 2013, 2012 and 2011.
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

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates.
The following table presents the changes in the Company’s allowance for doubtful accounts during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Balance at Beginning of Period	Additions Charged To Expense/ Against Revenue	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2013	$191	$594	$(224)	$561
Year ended December 31, 2012	115	222	(146)	191
Year ended December 31, 2011	192	202	(279)	115
Other Receivables
Under certain customer arrangements, the Company collects and remits monthly activity-based fees incurred on specific channels on the customers’ behalf. The Company records the amounts due from customers as a result of these arrangements as other receivables.
Other receivables of $1.7 million and $1.5 million are included in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2013 and 2012, respectively.
Deferred Offering Costs
Deferred offering costs of $2.3 million are included in other assets on the consolidated balance sheet as of December 31, 2012. Upon the completion of the IPO, these amounts were offset against the proceeds of the offering and included in stockholders’ equity (deficit). There were no amounts capitalized as of December 31, 2013.
Property and Equipment
Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized. Depreciation and amortization is provided over the estimated useful lives of the related assets using the straight-line method.
The estimated useful lives for significant property and equipment categories are generally as follows:

Purchased software, including internal-use software	3 years
Computer hardware	3 years
Furniture and office equipment	3 to 5 years
Leasehold improvements	Lesser of remaining lease term or useful life
Repairs and maintenance costs are expensed as incurred.
Identifiable Intangible Assets
The Company acquired intangible assets in connection with its business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are being amortized over their respective estimated useful lives using the straight-line method. The estimated useful lives used in computing amortization are as follows:

Customer relationships	5 to 8 years
Proprietary software	8 years
Trade name	5 years

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Impairment of Long-Lived Assets
The Company reviews long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are not recoverable, the impairment to be recognized, if any, is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets or asset group. Assets held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2013 and 2012, management does not believe any long-lived assets are impaired and has not identified any assets as being held for sale.
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
The Company has determined that it has a single, entity-wide reporting unit. Prior to the IPO, the Company determined the fair value of its reporting unit primarily using a discounted cash flow analysis, which required significant assumptions and estimates about future operations. Significant judgments inherent in this analysis included the determination of an appropriate discount rate, estimated terminal value and the amount and timing of expected future cash flows. Subsequent to the IPO, the Company uses market capitalization to determine the fair value of its entity-wide reporting unit.
During the year ended December 31, 2012, the Company adopted ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which gives entities testing goodwill for impairment the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. During this assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. Qualitative factors considered include, but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events, changes in circumstances and after-tax cash flows. As of December 31, 2013, the Company determined that its reporting unit did not have a carrying value that was more likely than not to exceed its fair value.
If the qualitative factors indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company would test goodwill for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s carrying value, step two is performed to measure the amount of the impairment, if any. In the second step, the fair value of goodwill is determined by deducting the fair value of the reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if the reporting unit had just been acquired and the fair value was being initially allocated. If the carrying value of goodwill exceeds the implied fair value, an impairment charge would be recorded in the period the determination is made.
As a result of the Company’s annual impairment test as of December 31, 2013 and 2012, goodwill was not considered impaired and, as such, no impairment charges were recorded.
Advertising Costs
The Company expenses advertising costs as incurred. The amount expensed during the years ended December 31, 2013, 2012 and 2011 was $4.6 million, $2.1 million and $1.9 million, respectively.
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

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Software development costs of $0.3 million and $0.2 million related to creating internally developed software and implementing software purchased for internal use were capitalized during the years ended December 31, 2013 and 2012, respectively, and are included in property and equipment in the accompanying consolidated balance sheets. Amortization expense related to this capitalized internally developed software was $0.1 million and $20,000 for the years ended December 31, 2013 and 2012, respectively, and is included in cost of revenue or general and administrative expense in the accompanying consolidated statements of operations. The net book value of capitalized internally developed software was $0.3 million and $0.1 million at December 31, 2013 and 2012, respectively.
Software development costs of $1.8 million related to configuring and implementing hosted third-party software applications that the Company will use in its business operations were capitalized during the year ended December 31, 2013 and are included in property and equipment in the accompanying consolidated balance sheets. Amortization expense related to these capitalized assets was $0.1 million for the year ended December 31, 2013 and is included in general and administrative expense in the accompanying consolidated statements of operations. The net book value of these capitalized assets was $1.7 million and $0 as of December 31, 2013 and 2012, respectively.
During the year ended December 31, 2011, the costs incurred during the application development stage were not significant and were charged to operations in the accompanying consolidated statement of operations.
Income Taxes
Income taxes are accounted for under the asset and liability method of accounting. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
The Company applies the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the treatment for the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will be recognized if it is more likely than not to be sustained. The Company did not have any accrued interest or penalties associated with unrecognized tax positions as of December 31, 2013 and 2012.
Foreign Currency Translation
The functional currency of the Company’s non-U.S. operations is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenue and expenses are translated into U.S. dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive loss in stockholders’ equity (deficit). Gains and losses resulting from foreign currency transactions are recognized as other (expense) income. The Company did not have any gains or losses resulting from foreign currency transactions during the years ended December 31, 2013, 2012 and 2011.
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

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Basic and Diluted Loss per Common Share
The Company uses the two-class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Prior to their conversion to common shares, each series of the Company’s redeemable convertible preferred stock was entitled to participate on an as-if-converted basis in distributions, when and if declared by the board of directors, that were made to common stockholders, and as a result these shares were considered participating securities. During 2013, certain shares issued as a result of the early exercise of stock options, which were subject to repurchase by the Company, were entitled to receive non-forfeitable dividends during the vesting period and as a result were also considered participating securities.
Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the years ended December 31, 2013, 2012 and 2011, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
3. Property and Equipment
Property and equipment consisted of the following as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Purchased software, including internal-use software	$6,103	$3,564
Computer hardware	12,886	9,346
Furniture and office equipment	3,012	1,750
Leasehold improvements	1,507	948
	23,508	15,608
Less: accumulated depreciation	(14,420)	(11,293)
	$9,088	$4,315
Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $3.1 million, $2.1 million and $1.2 million, respectively.
4. Goodwill and Intangible Assets
Intangible assets consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Customer relationships	$4,745	$(4,225)	$520	6.5
Proprietary software	1,010	(860)	150	6.8
Trade name	400	(400)	—	5.0
	$6,155	$(5,485)	$670	6.5

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Customer relationships	$4,745	$(3,779)	$966	6.5
Proprietary software	1,010	(771)	239	6.8
Trade name	400	(360)	40	5.0
	$6,155	$(4,910)	$1,245	6.5
Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $0.6 million, $0.8 million and $0.8 million, respectively. As of December 31, 2013, expected amortization expense over the remaining intangible asset lives is as follows (in thousands):

2014	$395
2015	275
Total	$670
There were no changes to goodwill during the years ended December 31, 2013 and 2012.
5. Commitments and Contingencies
Operating and Capital Lease Commitments
The Company leases office facilities and certain equipment under non-cancelable operating and capital leases. Future minimum lease payments are as follows (in thousands):

	Operating Leases	Capital Leases
Year Ending December 31,
2014	$1,973	$1,570
2015	1,997	1,172
2016	1,972	450
2017	1,738	3
2018	1,827	1
Thereafter	5,810	—
Total minimum lease payments	$15,317	3,196
Less: imputed interest		(251)
Less: current portion		(1,387)
Capital lease obligations, net of current portion		$1,558
The gross book value of fixed assets under capital leases as of December 31, 2013 and 2012 was approximately $4.2 million and $2.2 million, respectively. The net book value of fixed assets under capital leases as of December 31, 2013 and 2012 was approximately $2.7 million and $1.7 million, respectively. Capital lease obligations are included in other current liabilities and long-term capital leases in the accompanying consolidated balance sheets. The amortization of fixed assets under capital leases is included in depreciation expense in the accompanying consolidated statements of operations.
Future minimum lease payments due under the non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets. As of December 31, 2013 and 2012, deferred rent related to these leases totaled $1.2 million and $1.1 million, respectively.
In January 2011, the lease agreement for the Company’s headquarters, located in Morrisville, North Carolina (the “Morrisville lease”), was amended to extend the lease through September 2021. This amendment included a one-time cash payment to the Company of $0.2 million to be used at the Company’s sole and absolute discretion. This amount was received

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

and recorded as a lease incentive obligation that is amortized against rent expense on a straight-line basis through the life of the lease. As of December 31, 2013, total payments for the remaining term of the Morrisville lease were $9.8 million.
Total rent expense for the years ended December 31, 2013, 2012 and 2011 was $1.8 million, $1.7 million and $1.1 million, respectively.
Legal Contingencies
The Company is a party to a variety of legal proceedings that arise in the normal course of business. While the results of such normal course legal proceedings cannot be predicted with certainty, management believes, based on current knowledge, that the final outcome of any matters will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
6. Debt
Long-term debt consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Revolving line of credit	$—	$3,300
Equipment line of credit	—	70
Subordinated loan	—	10,000
Debt discount	—	(2,398)
Total debt	—	10,972
Current portion of long-term debt	—	3,370
Debt, net of current portion	$—	$7,602
In December 2009, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with a lender. The Loan and Security Agreement includes a revolving line of aggregate advances (the “Revolving Line of Credit”) totaling $4.3 million. The Revolving Line of Credit had an initial term of 364 days and the Company immediately drew $2.3 million, and subsequently drew an additional $1.0 million during 2011. Interest-only payments are to be made monthly on any outstanding advances during the term at the greater of: the lender’s prime rate plus 0.75%; or 4.75%. In July 2012, the Company amended its Loan and Security Agreement with its lender to increase the borrowing capacity under the Revolving Line of Credit by $1.7 million to $6.0 million, and modify the interest rate of the Revolving Line of Credit to be the lender’s prime rate plus 1.0%.
The loan is collateralized by all of the Company’s assets, excluding intellectual property. The lender has been granted a negative pledge on all intellectual property of the Company. In conjunction with this transaction, the Company issued to the lender a warrant to purchase shares of Series C redeemable convertible preferred stock (see Note 9, "Warrants"). As of December 31, 2012, all outstanding borrowings under the Revolving Line of Credit were included in the current portion of long-term debt in the accompanying consolidated balance sheet. Each year, the Company has amended its Loan and Security Agreement with its lender to extend the maturity date of the Revolving Line of Credit. In September 2013, the Company amended its Loan and Security Agreement to extend the maturity date to September 17, 2014.
In June 2010, the Company amended its Loan and Security Agreement with its lender to provide for an equipment line of credit (the “Equipment Line of Credit”), which matures on June 1, 2014. The Equipment Line of Credit provides for the purchase of up to $1.0 million of fixed assets. Principal plus interest is payable monthly over 36 months. Interest is charged at 6.50%. The Equipment Line of Credit is collateralized by the same assets as the Company’s Revolving Line of Credit, in addition to any fixed assets that were purchased utilizing the Equipment Line of Credit.
As of December 31, 2013, the Company had no amounts outstanding under the Loan and Security Agreement.
Under the terms of the Loan and Security Agreement, the Company is required to meet and maintain certain monthly and annual financial and nonfinancial covenants. As of December 31, 2013, the Company was in compliance with all such covenants.
In March 2012, the Company signed a loan and security agreement (the "Subordinated Loan Agreement") with a subordinated lender, which was amended in October 2013. The Subordinated Loan Agreement called for the Company to borrow between $5.0 million and $10.0 million through the end of 2012. Payments on the debt were interest only through

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

March 1, 2015 and principal and interest from March 1, 2015 through the maturity date of February 28, 2017. Interest was payable monthly at an annual rate of 10.5%. In March 2012, the Company borrowed $5.0 million under this Subordinated Loan Agreement and as a condition of the loan, the Company issued to the lender a warrant to purchase shares of Series C redeemable convertible preferred stock (see Note 9, "Warrants"). In December 2012, the Company borrowed the remaining $5.0 million available under the Subordinated Loan Agreement with the subordinated lender. As a result of this additional borrowing, the warrant to purchase Series C redeemable convertible preferred stock became exercisable for additional shares. In November 2013, the Company entered into a payoff agreement with the lender pursuant to which the Company paid all amounts due and owing under the Subordinated Loan Agreement and terminated the Subordinated Loan Agreement. Under the payoff agreement, the Company paid the lender approximately $11.3 million, of which $1.2 million represented a fixed prepayment fee and other extinguishment costs. In connection with this prepayment, the Company recognized a pre-tax loss on extinguishment of debt of $3.1 million during year ended December 31, 2013, representing the difference between the par value and payoff amount of the loan, increased by the write-off of unamortized debt issuance costs and accelerated amortization of the remaining debt discount.
7. Income Taxes
The components of loss before income taxes for the years ended December 31 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Domestic	$(7,222)	$1,821	$1,061
Foreign	(13,203)	(6,824)	(4,874)
Total loss before income taxes	$(20,425)	$(5,003)	$(3,813)
The provision for income tax expense (benefit) included the following for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Current:
Federal	$22	$46	$4
State	193	55	(2)
Foreign	—	(201)	—
Total	215	(100)	2
Deferred:
Federal	(26)	28	47
State	14	2	2
Total	(12)	30	49
Total tax expense (benefit)	$203	$(70)	$51

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s net deferred tax assets (liabilities) as of December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Current:
Deferred tax assets:
Other assets	$832	$585	$576
Valuation allowance	(726)	(539)	(529)
Total deferred tax assets	106	46	47
Deferred tax liabilities:
Other liabilities	71	11	3
Net deferred tax asset, current	$35	$35	$44

Noncurrent:
Deferred tax assets:
Domestic tax loss carryforwards	$18,898	$17,288	$18,067
Foreign tax loss carryforwards	7,673	5,526	4,202
Tax credits	78	57	11
Other assets	866	900	1,149
Valuation allowance	(26,206)	(22,040)	(21,615)
Total deferred tax assets	1,309	1,731	1,814
Deferred tax liabilities:
Fixed assets	1,149	1,214	518
Other liabilities	383	752	1,510
Total deferred tax liabilities	1,532	1,966	2,028
Net deferred tax liability, noncurrent	$(223)	$(235)	$(214)
At December 31, 2013, 2012 and 2011, the Company had federal gross operating loss carryforwards of $62.5 million, $46.3 million and $48.8 million, respectively, that expire beginning in 2022. At December 31, 2013, 2012 and 2011, the Company had state net economic loss carryforwards of $55.2 million, $45.1 million and $44.8 million, respectively, that expire beginning in 2018. The Company’s federal and state net operating losses include $12.0 million of excess tax benefits related to deductions from the exercise of nonqualified stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, the benefits from these deductions will be recorded as adjustments to taxes payable and additional paid-in-capital. The utilization of the net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code and state and foreign tax laws. The Company is in the process of assessing any limitations, particularly related to net operating loss carryforwards from its acquired entities. At December 31, 2013, 2012 and 2011, the Company also had foreign net operating loss (“NOL”) carryforwards for use against future tax in those jurisdictions of $25.1 million, $16.4 million and $12.4 million, respectively, that expire beginning in 2019.
A valuation allowance has been recognized to offset the deferred tax assets related to all NOL carryforwards. The total increase in valuation allowance of $4.4 million during the year ended December 31, 2013 was allocable to current operating activities. Two notable items related to the valuation allowance analysis are the deferred tax liability associated with an indefinite-lived intangible asset and the U.S. federal alternative minimum tax credit carryforward. Specifically, the deferred tax liability associated with the tax deductible amortization on the indefinite-lived intangible asset cannot be netted against other deferred tax assets in arriving at the valuation allowance to be recorded. In addition, the deferred tax asset related to the alternative minimum tax credit carryforward has no expiration date under federal tax law. Since both the deferred tax liability and the deferred tax asset have indefinite lives, they offset each other to arrive at the net deferred tax liability.
The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. In addition, the maximum annual use of NOL carryforwards is limited in certain situations after changes in stock ownership occur. There were no recognized tax benefits

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

related to NOL carryforwards for the year ended December 31, 2013. Income tax expense (benefit) for the years ended December 31 2013, 2012 and 2011 was $0.2 million, $(0.1) million and $0.1 million, respectively.

Undistributed earnings of the Company’s foreign subsidiaries are considered permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. The cumulative amount of undistributed earnings of the Company’s non-U.S. subsidiaries was approximately $0.8 million for each of the years ended December 31, 2013, 2012 and 2011. The determination of the deferred tax liability, which requires complex analysis of international tax situations related to repatriation, is not practicable at this time. The Company is presently investing in international operations located in Europe, Asia, Australia and South America. The Company is funding the working capital needs of its foreign operations through its U.S. operations. In the future, the Company will utilize its foreign undistributed earnings, as well as continued funding from its U.S. operations, to support its continued foreign investment.
A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
U.S. statutory federal rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	1.6	(0.8)	0.5
Nondeductible expenses	(5.2)	(9.2)	(6.2)
Effect of foreign tax rate differential	(8.0)	(13.3)	(10.8)
NOL adjustment	—	—	(35.1)
Change in valuation allowance	(22.4)	(6.6)	15.8
Other	(1.0)	(2.7)	0.6
Effective tax rate	(1.0)%	1.4%	(1.2)%
The nondeductible expenses during the year ended December 31, 2013 primarily related to stock compensation expense associated with incentive stock options and nondeductible interest expense.
Effective January 1, 2009, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") guidance on accounting for uncertainty in income taxes. These provisions provide a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return.
As a result of implementing these provisions, the Company did not identify any material tax positions that would be required for inclusion in the financial statements under this accounting guidance. As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to the tax contingencies. The Company’s policy for recording interest and penalties is to record them as a component of provision for income taxes.
The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local tax examinations by tax authorities for years prior to 2010, although carryforward attributes that were generated prior to 2010 may still be adjusted upon examination by the Internal Revenue Service if they either have been or will be used in a future period. The Company is no longer subject to examination in foreign tax jurisdictions for tax periods 2008 and prior. No income tax returns are currently under examination by taxing authorities.
8. Stockholders’ Equity (Deficit) and Redeemable Convertible Preferred Stock
The following table summarizes the issuances of redeemable convertible preferred stock prior to the IPO:

Name	Price per Share	Number of Shares	Conversion Price per Share
Series A	$0.20	93,966,024	$3.20
Series B	$0.44	40,641,227	$7.04
Series B-1	$0.53	5,660,378	$8.48
Series C	$0.69	74,156,709	$10.96

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Series A, Series B, Series B-1 and Series C redeemable convertible preferred stock are collectively referred to as the “Preferred Stock” and individually as the “Series A,” “Series B,” “Series B-1” and “Series C.” Each of the prices per share above is referred to as the Original Issue Price, and excludes the cost of issuance.
The following table presents a summary of activity for the Preferred Stock issued and outstanding for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Redeemable Convertible Preferred Stock
	Series A	Series B	Series B-1	Series C	Total Amount
Balance, January 1, 2011	18,805	17,989	2,998	50,571	90,363
Accretion of issuance costs on Preferred Stock	11	8	1	30	50
Balance, December 31, 2011	18,816	17,997	2,999	50,601	90,413
Cashless exercise of warrants	67	—	—	—	67
Accretion of issuance costs on Preferred Stock	4	3	1	7	15
Balance, December 31, 2012	$18,887	$18,000	$3,000	$50,608	$90,495
Cashless exercise of warrants	166	—	—	489	655
Conversion of Preferred Stock into common stock	(19,053)	(18,000)	(3,000)	(51,097)	(91,150)
Balance, December 31, 2013	$—	$—	$—	$—	$—
Upon the closing of the IPO, certain Series C warrants that would otherwise have terminated were automatically net exercised into 206,038 shares of redeemable convertible preferred stock. All then-outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted into 13,401,499 shares of common stock. The remaining warrants to purchase redeemable convertible preferred stock outstanding as of the closing of the IPO automatically converted into warrants to purchase an aggregate of 216,491 shares of common stock.
In addition, upon the closing of the IPO, the Company’s certificate of incorporation was amended and restated to authorize 5,000,000 shares of undesignated preferred stock and 100,000,000 shares of common stock. Both the common stock and undesignated preferred stock have a par value of $0.001 per share.
9. Warrants
Preferred Stock Warrants
In conjunction with previous long-term debt borrowings, the Company issued warrants to purchase shares of Series A and Series C. As of December 31, 2012, the holders of the Series A and Series C warrants were entitled to purchase a total of 175,000 shares of Series A and 4,586,121 shares of Series C. The warrants could be exercised in whole or in part at any time and included a cashless exercise feature, allowing the holder to receive fewer shares of Series A or Series C in exchange for the warrant, rather than paying cash to exercise. The warrants were classified as a liability as of December 31, 2012 in the accompanying consolidated balance sheet.
The fair values of the Series A warrants and Series C warrants were estimated to be $0.1 million and $3.1 million, respectively, at December 31, 2012. The inputs into the fair value model for the warrants, which are discussed in Note 2, "Significant Accounting Policies - Fair Value of Financial Instruments," were considered Level 3 inputs under ASC 820, "Fair Value Measurements and Disclosures." Prior to the closing of the IPO, all changes in the fair value of the warrants were recorded in interest expense in the accompanying consolidated statements of operations. The Company recorded interest expense of $1.1 million, $5,000 and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to the fair value adjustment of the warrants.
Certain Series C warrants that would have otherwise terminated upon the closing of the IPO were automatically net exercised for an aggregate of 206,038 shares of Series C, which were then automatically converted into 12,874 shares of common stock upon the closing of the IPO. The remaining warrants to purchase redeemable convertible preferred stock converted into warrants to purchase an aggregate of 216,491 shares of common stock, and the related preferred stock warrant liability at its then fair value of $3.6 million was reclassified to additional paid-in capital upon the closing of the IPO.

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In May 2013, a holder of Series A and Series C warrants exercised those warrants on a cashless basis and received 144,631 shares of Series A and 70,320 shares of Series C, respectively, in exchange for the warrants. These shares of Series A and Series C converted into an aggregate of 13,433 shares of common stock upon the closing of the IPO.
Common Stock Warrants
In 2007 and 2008, in conjunction with the Series C funding, the Company also issued warrants to purchase 1,616,113 shares of common stock, of which 958,019 and 658,094 have exercise prices per share of $16.00 and $10.96, respectively. The 2007 and 2008 warrants expire in 2014 and 2015, respectively. The warrants may be exercised in whole or in part at any time and include a cashless exercise feature, which allows the holder to receive fewer shares of common stock in exchange for the warrant rather than paying cash to exercise.
In June 2013, the holder of a warrant to purchase common stock executed a cashless exercise and received 194,885 shares of common stock in exchange for the warrant.
In September 2013, the holder of a warrant to purchase common stock executed a cashless exercise and received 6,511 shares of common stock in exchange for the warrant.
In November 2013, in connection with our registered public offering, the holders of certain warrants to purchase common stock executed cashless exercises and received 317,011 shares of common stock in exchange for the warrants. In addition, certain holders of warrants to purchase common stock executed exercises and received 55,316 shares of common stock in exchange for the warrants.
In December 2013, the holder of a warrant to purchase common stock executed an exercise and received 88,639 shares of common stock in exchange for the warrant.
10. Equity Incentive Plans and Stock-Based Compensation
In May 2013, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which the Company initially reserved 1,250,000 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2013 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2014 through January 1, 2023, by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Accordingly, on January 1, 2014 the number of shares reserved for issuance under the 2013 Plan increased by 1,182,194 shares. As a result of the adoption of the 2013 Plan, no further grants may be made under the 2001 Stock Plan described below (the “2001 Plan”). As of December 31, 2013, 1,104,951 shares remained available for future grant under the 2013 Plan.
The 2001 Plan provided for the grant of incentive stock options to employees, and for the grant of nonqualified stock options to employees, directors and non-employee third parties. Stock options were granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant. Stock options generally expire ten years from the date of grant. Certain options are eligible for exercise prior to vesting. Shares issued as a result of early exercise are subject to repurchase by the Company upon termination of employment or services, at the lesser of the price paid or the fair value of the shares on the repurchase date. No such shares were outstanding at December 31, 2013 or 2012.
Stock-based compensation expense related to stock options is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Cost of revenue	$204	$64	$15
Sales and marketing	607	224	16
Research and development	348	105	58
General and administrative	940	245	111
	$2,099	$638	$200

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company’s employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method.” Under the “simplified method,” the expected life of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company used the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumed no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends.
The following table summarizes the assumptions used for estimating the fair value of stock options granted for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Risk-free interest rate	0.3% - 1.7%	0.1% - 0.9%	0.4% - 2.0%
Expected term (years)	5.00 - 6.25	4.00 - 6.25	6.25
Expected volatility	43% - 59%	49% - 60%	28% - 56%
Dividend yield	0%	0%	0%
The following is a summary of the option activity for the year ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding balance at December 31, 2012	2,202,712	$3.84
Granted	722,625	12.74
Exercised	(727,318)	3.36
Forfeited	(104,042)	8.30
Expired	(25,336)	2.67
Outstanding balance at December 31, 2013	2,068,641	$6.95	7.80	$71,914
Exercisable at December 31, 2013	938,151	$3.30	6.60	$36,039
Vested and expected to vest at December 31, 2013	1,813,530	$6.62	7.68	$63,636

The weighted average grant date fair value for the Company's stock options granted during the years ended December 31, 2013, 2012 and 2011 was $5.29, $2.88 and $0.80 per share, respectively. The total fair value of stock options vested during the years ended December 31, 2013, 2012 and 2011 was $0.9 million, $0.4 million and $0.2 million, respectively. The total compensation cost related to nonvested awards not yet recognized as of December 31, 2013 was $2.2 million and will be recognized over a weighted average period of approximately 1.9 years. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2013, 2012, and 2011 was $17.6 million, $0.7 million and $0.1 million, respectively.

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Net Loss Per Share
Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Redeemable convertible preferred stock:
Series A	—	5,863,825	5,857,864
Series B	—	2,540,066	2,540,066
Series B-1	—	353,767	353,767
Series C	—	4,617,513	4,617,513
Warrants to purchase common stock	986,784	1,616,113	1,616,113
Warrants to purchase Series A redeemable convertible preferred stock	—	10,937	21,484
Warrants to purchase Series C redeemable convertible preferred stock	—	286,625	89,750
Stock options	2,068,641	2,202,712	1,936,191
12. Segment and Geographic Information
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
Substantially all assets were held in the United States during the years ended December 31, 2013 and 2012. The following table summarizes revenue by geography for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Revenue:
Domestic	$53,832	$42,140	$34,805
International	14,172	11,447	8,765
Total	$68,004	$53,587	$43,570
13. Retirement Plan
The Company established the ChannelAdvisor Corporation 401(k) Profit Sharing Plan (the “Retirement Plan”), a contributory profit sharing plan, to cover all employees who qualify under the terms of the plan. Eligible employees may elect to contribute to the Retirement Plan up to 100% of their compensation, limited by the IRS-imposed maximum. Prior to April 1, 2011, the Company did not match employee contributions to the Retirement Plan. Effective April 1, 2011, the Company began matching 50% of employee contributions up to 3% of base salary. Employer contributions were $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

14. Selected Quarterly Information (unaudited)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share amounts)
Revenue	$14,922	$15,976	$16,620	$20,486
Gross profit	10,975	11,507	12,065	15,369
Loss from operations	(2,137)	(3,496)	(3,741)	(4,991)
Net loss	(2,730)	(4,997)	(4,292)	(8,609)
Net loss per share:
Basic and diluted	(2.10)	(0.56)	(0.20)	(0.38)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share amounts)
Revenue	$12,166	$12,408	$13,020	$15,993
Gross profit	8,920	8,778	9,189	11,951
(Loss) income from operations	(809)	(2,347)	(1,517)	824
Net (loss) income	(851)	(2,750)	(1,958)	626
Net (loss) income per share:
Basic and diluted	(0.74)	(2.39)	(1.68)	0.04
15. Subsequent Events
In January 2014, the holders of certain warrants to purchase common stock executed cashless exercises and received 664,058 shares of common stock in exchange for the warrants.

Effective as of January 3, 2014, the Company signed ten-year lease agreements with five-year break options for its office in London, England. Total collective future minimum lease payments for the five- and ten-year lease terms are approximately £4.4 million and £9.4 million ($7.3 million and $15.5 million, based on the exchange rate as of December 31, 2013), respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this Annual Report. The term "disclosure controls and procedures," as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2014 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2014 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2014 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2014 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2014 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2014 Proxy Statement under the caption "Ratification of Selection of Independent Registered Public Accounting Firm."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen stock certificate evidencing shares of Common Stock.

10.1(4)
Loan and Security Agreement, dated as of December 23, 2009, as amended through July 26, 2012, by and among the Registrant, MerchandisingAdvisor Corporation, CA Marketplaces, Inc., ChannelAdvisor UK Limited, CA Washington LLC and Silicon Valley Bank.

10.2(5)	Eighth Amendment to Loan and Security Agreement, dated as of June 17, 2013, by and between the Registrant and Silicon Valley Bank.

10.3(6)	Ninth Amendment to Loan and Security Agreement, dated as of July 16, 2013, by and between the Registrant and Silicon Valley Bank.

10.4(7)	Tenth Amendment to Loan and Security Agreement, dated as of September 16, 2013, by and between the Registrant and Silicon Valley Bank.

10.5(8)
Loan and Security Agreement, dated as of March 21, 2012, by and among the Registrant, MerchandisingAdvisor Corporation, CA Marketplaces, Inc., ChannelAdvisor UK Limited, CA Washington LLC and Gold Hill Capital 2008, L.P.

10.5.1(27)
Second Amendment to Loan and Security Agreement, dated as of October 31, 2013, by and among the Registrant, MerchandisingAdvisor Corporation, CA Marketplaces, Inc., ChannelAdvisor UK Limited, CA Washington LLC and Gold Hill Capital 2008, L.P.

10.9(9)	Form of Warrant to Purchase Common Stock issued in Series C financing, dated as of April 2007, August 2008 and November 2008.

10.10(10)	Third Amended and Restated Investor Rights Agreement, dated as of April 26, 2007, as amended to date, by and among the Registrant and certain of its stockholders.

10.11(11)	Lease, dated as of June 29, 2005 and as amended through January 27, 2011, by and between the Registrant and Pizzagalli Properties, LLC.

10.12(12)	Fourth Amendment to Lease Agreement, dated as of January 31, 2013, by and between the Registrant and Aerial Center Realty Corp.

10.13(13)	Fifth Amendment to Lease Agreement, dated as of August 13, 2013, by and between the Registrant and Aerial Center Realty Corp.

10.14(14)+	2001 Stock Plan, as amended.

10.15(15)+	Form of Stock Option Agreement under 2001 Stock Plan.

10.16(16)+	2013 Equity Incentive Plan.

10.17(17)+	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan.

10.18(18)+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.

10.19(19)+	Form of Letter Agreement with Timothy Williams and Timothy Buckley relating to accelerated vesting of stock options upon a change of control.

10.20(20)+	Form of Indemnification Agreement with non-employee directors.

10.21(21)+	Amended and Restated Executive Severance and Change of Control Letter Agreement, dated as of May 23, 2013, by and between the Registrant and David J. Spitz.

10.22(22)+	Amended and Restated Executive Severance and Change of Control Letter Agreement, dated as of May 23, 2013, by and between the Registrant and S. Scott Alridge.

10.23(23)+	Separation Agreement by and between the Registrant and S. Scott Alridge, dated as of October 3, 2013.

10.24(24)+	Amended and Restated Executive Severance and Change of Control Letter Agreement, dated as of May 23, 2013, by and between the Registrant and John F. Baule.

10.25(25)*	Master Services Agreement, dated as of June 29, 2005, by and between the Registrant and Hosted Solutions, LLC.

10.26(26)*	Master Space Agreement, dated as of January 28, 2011, by and between the Registrant and Quality Investment Properties Suwanee, LLC.

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on signature page hereto).

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1^	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
 _____________________________

^
These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed with the Securities and Exchange Commission.

**
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

(1)	Previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-35940), filed with the Commission on May 29, 2013, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-35940), filed with the Commission on May 29, 2013, and incorporated by reference herein.

(3)
Previously filed as Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on May 9, 2013, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Commission on August 7, 2013, and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Commission on August 7, 2013, and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Commission on October 28, 2013, and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(10)	Previously filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(11)	Previously filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(12)	Previously filed as Exhibit 10.11.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(13)	Previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Commission on October 28, 2013, and incorporated by reference herein.

(14)	Previously filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(15)	Previously filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(16)	Previously filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-188988), filed with the Commission on May 31, 2013, and incorporated by reference herein.

(17)
Previously filed as Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 26, 2013, and incorporated by reference herein.

(18)
Previously filed as Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 26, 2013, and incorporated by reference herein.

(19)	Previously filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(20)	Previously filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(21)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Commission on August 7, 2013, and incorporated by reference herein.

(22)	Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Commission on August 7, 2013, and incorporated by reference herein.

(23)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Commission on October 28, 2013, and incorporated by reference herein.

(24)	Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Commission on August 7, 2013, and incorporated by reference herein.

(25)	Previously filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(26)	Previously filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(27)	Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35940), filed with the Commission on October 31, 2013, and incorporated by reference herein.
(b) Financial Statement Schedules

All schedules are omitted as information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.

SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHANNELADVISOR CORPORATION

	By:	/s/ M. Scot Wingo
February 27, 2014		M. Scot Wingo Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John F. Baule and Diana S. Allen, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of ChannelAdvisor Corporation, and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M. Scot Wingo	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014
M. Scot Wingo

/s/ John F. Baule	Chief Financial Officer (Principal Financial Officer)	February 27, 2014
John F. Baule

/s/ Brad R. Schomber	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2014
Brad R. Schomber

/s/ Timothy J. Buckley	Director	February 27, 2014
Timothy J. Buckley

/s/ Aris A. Buinevicius	Director	February 27, 2014
Aris A. Buinevicius

/s/ Robert C. Hower	Director	February 27, 2014
Robert C. Hower

/s/ Patrick J. Kerins	Director	February 27, 2014
Patrick J. Kerins

/s/ Louis J. Volpe	Director	February 27, 2014
Louis J. Volpe

/s/ Timothy V. Williams	Director	February 27, 2014
Timothy V. Williams

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen stock certificate evidencing shares of Common Stock.

10.1(4)
Loan and Security Agreement, dated as of December 23, 2009, as amended through July 26, 2012, by and among the Registrant, MerchandisingAdvisor Corporation, CA Marketplaces, Inc., ChannelAdvisor UK Limited, CA Washington LLC and Silicon Valley Bank.

10.2(5)	Eighth Amendment to Loan and Security Agreement, dated as of June 17, 2013, by and between the Registrant and Silicon Valley Bank.

10.3(6)	Ninth Amendment to Loan and Security Agreement, dated as of July 16, 2013, by and between the Registrant and Silicon Valley Bank.

10.4(7)	Tenth Amendment to Loan and Security Agreement, dated as of September 16, 2013, by and between the Registrant and Silicon Valley Bank.

10.5(8)
Loan and Security Agreement, dated as of March 21, 2012, by and among the Registrant, MerchandisingAdvisor Corporation, CA Marketplaces, Inc., ChannelAdvisor UK Limited, CA Washington LLC and Gold Hill Capital 2008, L.P.

10.5.1(27)
Second Amendment to Loan and Security Agreement, dated as of October 31, 2013, by and among the Registrant, MerchandisingAdvisor Corporation, CA Marketplaces, Inc., ChannelAdvisor UK Limited, CA Washington LLC and Gold Hill Capital 2008, L.P.

10.9(9)	Form of Warrant to Purchase Common Stock issued in Series C financing, dated as of April 2007, August 2008 and November 2008.

10.10(10)	Third Amended and Restated Investor Rights Agreement, dated as of April 26, 2007, as amended to date, by and among the Registrant and certain of its stockholders.

10.11(11)	Lease, dated as of June 29, 2005 and as amended through January 27, 2011, by and between the Registrant and Pizzagalli Properties, LLC.

10.12(12)	Fourth Amendment to Lease Agreement, dated as of January 31, 2013, by and between the Registrant and Aerial Center Realty Corp.

10.13(13)	Fifth Amendment to Lease Agreement, dated as of August 13, 2013, by and between the Registrant and Aerial Center Realty Corp.

10.14(14)+	2001 Stock Plan, as amended.

10.15(15)+	Form of Stock Option Agreement under 2001 Stock Plan.

10.16(16)+	2013 Equity Incentive Plan.

10.17(17)+	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan.

10.18(18)+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.

10.19(19)+	Form of Letter Agreement with Timothy Williams and Timothy Buckley relating to accelerated vesting of stock options upon a change of control.

10.20(20)+	Form of Indemnification Agreement with non-employee directors.

10.21(21)+	Amended and Restated Executive Severance and Change of Control Letter Agreement, dated as of May 23, 2013, by and between the Registrant and David J. Spitz.

10.22(22)+	Amended and Restated Executive Severance and Change of Control Letter Agreement, dated as of May 23, 2013, by and between the Registrant and S. Scott Alridge.

10.23(23)+	Separation Agreement by and between the Registrant and S. Scott Alridge, dated as of October 3, 2013.

10.24(24)+	Amended and Restated Executive Severance and Change of Control Letter Agreement, dated as of May 23, 2013, by and between the Registrant and John F. Baule.

10.25(25)*	Master Services Agreement, dated as of June 29, 2005, by and between the Registrant and Hosted Solutions, LLC.

10.26(26)*	Master Space Agreement, dated as of January 28, 2011, by and between the Registrant and Quality Investment Properties Suwanee, LLC.

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on signature page hereto).

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1^	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
 _____________________________

^
These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed with the Securities and Exchange Commission.

**
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

(1)	Previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-35940), filed with the Commission on May 29, 2013, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-35940), filed with the Commission on May 29, 2013, and incorporated by reference herein.

(3)
Previously filed as Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on May 9, 2013, and incorporated by reference herein.

(4)	Previously filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Commission on August 7, 2013, and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Commission on August 7, 2013, and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Commission on October 28, 2013, and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(10)	Previously filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(11)	Previously filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(12)	Previously filed as Exhibit 10.11.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(13)	Previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Commission on October 28, 2013, and incorporated by reference herein.

(14)	Previously filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(15)	Previously filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(16)	Previously filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-188988), filed with the Commission on May 31, 2013, and incorporated by reference herein.

(17)
Previously filed as Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 26, 2013, and incorporated by reference herein.

(18)
Previously filed as Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 26, 2013, and incorporated by reference herein.

(19)	Previously filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(20)	Previously filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(21)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Commission on August 7, 2013, and incorporated by reference herein.

(22)	Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Commission on August 7, 2013, and incorporated by reference herein.

(23)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Commission on October 28, 2013, and incorporated by reference herein.

(24)	Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Commission on August 7, 2013, and incorporated by reference herein.

(25)	Previously filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(26)	Previously filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Commission on April 11, 2013, and incorporated by reference herein.

(27)	Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-35940), filed with the Commission on October 31, 2013, and incorporated by reference herein.