Form 10-Q
period 2014-03-31
CHANNELADVISOR CORP
filed 2014-05-05
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on April 23, 2014 was 24,577,565.

CHANNELADVISOR CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ChannelAdvisor Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,962	$104,406
Accounts receivable, net of allowance of $706 and $561 as of March 31, 2014 and December 31, 2013, respectively	12,190	13,951
Prepaid expenses and other current assets	3,245	3,571
Total current assets	110,397	121,928
Property and equipment, net	11,627	9,088
Goodwill	16,106	16,106
Intangible assets, net	572	670
Restricted cash	686	685
Other assets	429	309
Total assets	$139,817	$148,786
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,224	$4,237
Accrued expenses	8,547	7,492
Deferred revenue	14,871	14,093
Other current liabilities	1,831	1,723
Total current liabilities	26,473	27,545
Long-term capital leases, net of current portion	1,241	1,558
Other long-term liabilities	2,172	1,903
Total liabilities	29,886	31,006
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,521,308 and 23,643,872 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	25	24
Additional paid-in capital	219,755	218,330
Accumulated other comprehensive loss	(376)	(471)
Accumulated deficit	(109,473)	(100,103)
Total stockholders’ equity	109,931	117,780
Total liabilities and stockholders’ equity	$139,817	$148,786
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenue	$19,338	$14,922
Cost of revenue	5,732	3,947
Gross profit	13,606	10,975
Operating expenses:
Sales and marketing	13,831	7,790
Research and development	4,047	2,981
General and administrative	5,008	2,341
Total operating expenses	22,886	13,112
Loss from operations	(9,280)	(2,137)
Other (expense) income:
Interest expense, net	(55)	(597)
Other (expense) income, net	(3)	11
Total other (expense) income	(58)	(586)
Loss before income taxes	(9,338)	(2,723)
Income tax expense	32	7
Net loss	$(9,370)	$(2,730)
Net loss per share:
Basic and diluted	$(0.39)	$(2.10)
Weighted average common shares outstanding:
Basic and diluted	24,182,110	1,299,491
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(9,370)	$(2,730)
Other comprehensive loss:
Foreign currency translation adjustments	95	(60)
Total comprehensive loss	$(9,275)	$(2,790)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2013	23,643,872	$24	$218,330	$(471)	$(100,103)	$117,780
Cashless exercise of common stock warrants	664,058	1	(1)	—	—	—
Exercise of stock options	213,378	—	796	—	—	796
Stock-based compensation expense	—	—	630	—	—	630
Net loss	—	—	—	—	(9,370)	(9,370)
Foreign currency translation adjustments	—	—	—	95	—	95
Balance, March 31, 2014	24,521,308	$25	$219,755	$(376)	$(109,473)	$109,931
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(9,370)	$(2,730)
Adjustments to reconcile net loss to cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	1,355	800
Bad debt expense (recovery)	340	(14)
Change in fair value of preferred stock warrants	—	117
Accretion of debt discount	—	141
Stock-based compensation expense	630	429
Non-cash rent expense	362	29
Other items, net	(9)	7
Changes in assets and liabilities:
Accounts receivable	1,365	296
Prepaid expenses and other assets	205	285
Accounts payable and accrued expenses	(2,045)	(12)
Deferred revenue	699	2,229
Cash and cash equivalents (used in) provided by operating activities	(6,468)	1,577
Cash flows from investing activities
Purchases of property and equipment	(3,399)	(149)
Payment of internal-use software development costs	(146)	(202)
Cash and cash equivalents used in investing activities	(3,545)	(351)
Cash flows from financing activities
Repayment of debt and capital leases	(300)	(312)
Payment of deferred offering costs	—	(890)
Proceeds from exercise of stock options	799	153
Cash and cash equivalents provided by (used in) financing activities	499	(1,049)
Effect of currency exchange rate changes on cash and cash equivalents	70	(84)
Net (decrease) increase in cash and cash equivalents	(9,444)	93
Cash and cash equivalents, beginning of period	104,406	10,865
Cash and cash equivalents, end of period	$94,962	$10,958
Supplemental disclosure of cash flow information
Cash paid for interest	$117	$299
Cash paid for income taxes, net	$(2)	$64
Supplemental disclosure of noncash investing and financing activities
Deferred offering costs included in accounts payable and accrued expenses	$—	$550
Accrued capital expenditures	$258	$—
Capital lease obligations entered into for the purchase of fixed assets	$—	$1,077
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
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss, changes in stockholders’ equity and cash flows. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2014.
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, the useful lives of long-lived assets and other intangible assets, income taxes and assumptions used for purposes of determining stock-based compensation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.
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
Fair Value of Financial Instruments
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their respective fair values due to their short-term nature. As of March 31, 2014 and December 31, 2013, the Company did not have any assets or liabilities measured at fair value on a recurring or non-recurring basis.
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All of the Company’s cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. The Company’s cash and cash equivalents accounts exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents accounts to date. To manage accounts receivable risk, the Company maintains an allowance for doubtful accounts.
The Company did not have any customers that individually comprised a significant concentration of its accounts receivable as of March 31, 2014 and December 31, 2013, or a significant concentration of its revenue for the three months ended March 31, 2014 and 2013.
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
Other receivables of $0.4 million and $1.7 million are included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.
Identifiable Intangible Assets
The Company has acquired intangible assets in connection with business combinations. These assets were recorded at their estimated fair values at the acquisition date and are being amortized over their respective estimated useful lives using the straight-line method. The estimated useful lives used in computing amortization are as follows:

Customer relationships	8.0 years
Proprietary software	8.0 years

Amortization expense associated with the Company's intangible assets for the three months ended March 31, 2014 and 2013 was $0.1 million and $0.2 million, respectively.
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
Software development costs of $0.1 million and $0.3 million related to creating internally developed software and implementing software purchased for internal use were capitalized during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, and are included in property and equipment in the accompanying condensed consolidated balance sheets. Amortization expense related to this capitalized internally developed software was $41,000 and $15,000 for the three months ended March 31, 2014 and 2013, respectively, and is included in cost of revenue or general and administrative expense in the accompanying condensed consolidated statements of operations, depending upon the nature of the software development project. The net book value of this capitalized internally developed software was $0.4 million and $0.3 million as of March 31, 2014 and December 31, 2013, respectively.
Software development costs of $0.3 million and $1.8 million related to configuring and implementing hosted third-party software applications that the Company will use in its business operations were capitalized during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, and are included in property and equipment in the accompanying condensed consolidated balance sheets. Amortization expense related to these capitalized assets was $0.2 million for the three months ended March 31, 2014 and is included in general and administrative expense in the accompanying condensed consolidated statements of operations. There was no amortization expense for the three months ended March 31, 2013. The net book value of these capitalized assets was $1.9 million and $1.7 million as of March 31, 2014 and December 31, 2013, respectively.
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
The Company’s income tax provision for the three months ended March 31, 2014 and 2013 reflects its estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. For the three months ended March 31, 2014 and 2013, the Company’s effective tax rate differs from the federal statutory rate primarily due to changes in the valuation allowance, nondeductible expenses and state taxes.
For the three months ended March 31, 2014 and 2013, the Company had net operating loss (“NOL”) carryforwards, the benefit of which is dependent on the Company’s ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. In addition, the maximum annual use of the NOL carryforwards is limited in certain situations after changes in stock ownership occur.
Stock-Based Compensation
The Company accounts for stock-based compensation awards, which include stock options and restricted stock units ("RSUs"), based on the fair value of the award as of the grant date. The Company recognizes stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche.
The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options. The use of the option valuation model requires the input of the Company's stock price, as well as highly subjective assumptions, including the expected life of the option and the expected stock price volatility based on peer companies. Additionally, the recognition of expense requires the estimation of the number of options that will ultimately vest and the number of options that will ultimately be forfeited.
Following the Company’s initial public offering (“IPO”) in May 2013, the fair value of the Company's common stock, for purposes of determining the grant date fair value of option and RSU awards, has been determined by using the closing market price per share of common stock as quoted on the New York Stock Exchange on the date of grant.
3. Warrants
In 2007 and 2008, the Company issued warrants to purchase 1,616,113 shares of common stock, of which 958,019 and 658,094 have exercise prices per share of $16.00 and $10.96, respectively. The 2007 and 2008 warrants expire in 2014 and 2015, respectively. The warrants may be exercised in whole or in part at any time and include a cashless exercise feature, which allows the holder to receive fewer shares of common stock in exchange for the warrant rather than paying cash to exercise.
In January 2014, the holders of certain warrants to purchase common stock executed cashless exercises and received 664,058 shares of common stock in exchange for the warrants. As of March 31, 2014 and December 31, 2013, warrants to purchase 6,901 and 986,784 shares of common stock remained outstanding, respectively.
4. Equity Incentive Plans and Stock-Based Compensation
In May 2013, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which the Company initially reserved 1,250,000 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2013 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, RSUs, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2014 through January 1, 2023, by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Accordingly, on January 1, 2014 the number of shares reserved for issuance under the 2013 Plan increased by 1,182,194 shares. As of March 31, 2014, 2,208,051 shares remained available for future grant under the 2013 Plan. As a result of the adoption of the 2013 Plan, no further grants may be made under the former 2001 Stock Plan, although outstanding awards under the 2001 Stock Plan continue to vest in accordance with their terms until exercised, forfeited or expired.

Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$48	$47
Sales and marketing	176	135
Research and development	66	70
General and administrative	340	177
	$630	$429

Stock Option Awards

The following table summarizes the assumptions used for estimating the fair value of stock options granted for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	0.4% - 2.0%	0.3% - 1.2%
Expected term (years)	6.06 - 6.25	5.00 - 6.25
Expected volatility	43% - 56%	51% - 59%
Dividend yield	0%	0%

The following table summarizes the stock option activity for the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding options as of January 1, 2014	2,068,641	$6.95
Granted	40,400	41.32
Exercised	(213,378)	3.73
Forfeited	(38,178)	9.81
Expired	—	—
Outstanding options as of March 31, 2014	1,857,485	$8.00	7.76	$55,377
Exercisable as of March 31, 2014	848,410	$3.65	6.67	$28,923
Vested and expected to vest as of March 31, 2014	1,623,815	$7.61	7.64	$49,040

The weighted average grant date fair value for the Company's stock options granted during the three months ended March 31, 2014 and 2013 was $16.96 and $3.68 per share, respectively. The total fair value of stock options vested during the three months ended March 31, 2014 and 2013 was $0.3 million, and $0.1 million, respectively. The total compensation cost related to nonvested stock options not yet recognized as of March 31, 2014 was $2.2 million and will be recognized over a weighted average period of approximately 1.8 years. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013 was $8.7 million and $0.7 million, respectively.

Restricted Stock Units

The following table summarizes the RSU activity for the three months ended March 31, 2014:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested RSUs as of January 1, 2014	—	$—
Granted	42,000	43.83
Vested	—	—
Forfeited	—	—
Unvested RSUs as of March 31, 2014	42,000	$43.83

The total unrecognized compensation cost related to the RSUs as of March 31, 2014 was $1.3 million.

5. Net Loss Per Share
The Company uses the two-class method to compute net loss per share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. In connection with the closing of the Company's IPO in May 2013, the redeemable convertible preferred stock was converted to common shares. Prior to the IPO, each series of the Company’s redeemable convertible preferred stock was entitled to participate on an as-if-converted basis in distributions, when and if declared by the board of directors, that were made to common stockholders and as a result these shares were considered participating securities.
Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, RSUs and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three months ended March 31, 2014 and 2013, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Redeemable convertible preferred stock:
Series A	—	5,863,825
Series B	—	2,540,066
Series B-1	—	353,767
Series C	—	4,617,513
Warrants to purchase common stock	6,901	1,616,113
Warrants to purchase Series A redeemable convertible preferred stock	—	10,937
Warrants to purchase Series C redeemable convertible preferred stock	—	286,625
Stock options	1,857,485	2,633,717
RSUs	42,000	—

6. Segment and Geographic Information
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
Substantially all assets were held in the United States during the three months ended March 31, 2014 and 2013. The following table summarizes revenue by geography for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Domestic	$15,305	$11,698
International	4,033	3,224
Total revenue	$19,338	$14,922

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2014.
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
We sell subscriptions to our SaaS solutions primarily through our direct sales force. Our customers include the online businesses of traditional retailers, online retailers and brand manufacturers, as well as advertising agencies that use our solutions on behalf of their retailer clients. As of March 31, 2014, we had over 2,500 core customers worldwide, including 30% of the top 500 U.S. Internet retailers, as identified by Internet Retailer magazine based on their 2013 online sales.
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
Number of Core Customers
The number of customers subscribing to our solutions is a primary determinant of our core revenue. We refer to the customers who subscribe to any of our solutions, other than the non-core, legacy products described above, as our core customers. The number of core customers was 2,565 and 1,997 as of March 31, 2014 and 2013, respectively.
Average Revenue per Core Customer
The average revenue generated by our core customers is the other primary determinant of our core revenue. We calculate this metric by dividing our total core revenue for a particular period by the average monthly number of core customers during the period, which is calculated by taking the sum of the number of core customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per core customer in absolute dollars on a rolling twelve-month basis, but we may also calculate percentage changes in average revenue per core customer on a quarterly basis in order to help us evaluate our period-over-period performance. Our average revenue per core customer increased 7.5% to $30,883 for the twelve months ended March 31, 2014 as compared to $28,730 for the twelve months ended March 31, 2013.
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
For each of the twelve months ended March 31, 2014 and 2013, our subscription dollar retention rate exceeded 100%.
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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2014	2013
Net loss	$(9,370)	$(2,730)
Adjustments:
Interest expense, net	55	597
Income tax expense	32	7
Depreciation and amortization expense	1,355	800
Total adjustments	1,442	1,404
EBITDA	(7,928)	(1,326)
Stock-based compensation expense	630	429
Adjusted EBITDA	$(7,298)	$(897)
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
The following table shows the percentage of our total revenue attributable to fixed subscription fees plus implementation fees, as compared to the percentage attributable to variable subscription fees, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(as a percentage of total revenue)
Fixed subscription fees plus implementation fees	72.8%	65.3%
Variable subscription fees	27.2	34.7
Total revenue	100.0%	100.0%

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
Other Income (Expense)
Other income (expense) consists primarily of interest income and interest expense. Interest income represents interest received on our cash and cash equivalents. During the three months ended March 31, 2014, interest expense consisted primarily of interest on our capital leases. During the three months ended March 31, 2013, interest expense consisted primarily of the interest incurred on outstanding borrowings under our credit facilities and subordinated loan, the accretion of the debt discount on our subordinated loan, changes in the fair value of our preferred stock warrant liability and interest on our capital leases.
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

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended March 31, 2014, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2014.
Results of Operations
Comparison of the Three Months Ended March 31, 2014 and 2013
The following table presents our results of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$19,338	100.0%	$14,922	100.0%	$4,416	29.6%
Cost of revenue	5,732	29.6	3,947	26.5	1,785	45.2
Gross profit	13,606	70.4	10,975	73.5	2,631	24.0
Operating expenses:
Sales and marketing	13,831	71.5	7,790	52.2	6,041	77.5
Research and development	4,047	20.9	2,981	20.0	1,066	35.8
General and administrative	5,008	25.9	2,341	15.7	2,667	113.9
Total operating expenses	22,886	118.3	13,112	87.9	9,774	74.5
Loss from operations	(9,280)	(47.9)	(2,137)	(14.4)	(7,143)	334.3
Other (expense) income:
Interest expense, net	(55)	(0.3)	(597)	(4.0)	542	(90.8)
Other (expense) income, net	(3)	0.0	11	0.1	(14)	*
Total other (expense) income	(58)	(0.3)	(586)	(3.9)	528	(90.1)
Loss before income taxes	(9,338)	(48.2)	(2,723)	(18.3)	(6,615)	242.9
Income tax expense	32	0.2	7	—	25	357.1
Net loss	$(9,370)	(48.4)%	$(2,730)	(18.3)%	$(6,640)	243.2

* not meaningful

Revenue

	Three Months Ended March 31,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Revenue	$19,338	$14,922	$4,416	29.6%

The increase in revenue for the three months ended March 31, 2014 was mainly driven by an increase in our core revenue, which is discussed below, and the expansion of our international operations. The growth in core revenue was partially offset by a $0.1 million, or 28.2%, decrease in our non-core revenue over the same period, as the products associated with our non-core, legacy acquisitions became a less significant part of our overall business focus.
Our revenue from international operations of $4.0 million, or 20.9% of total revenue, for the three months ended March 31, 2014 increased from $3.2 million, or 21.6% of total revenue, for the three months ended March 31, 2013. The increase in revenue from our international operations was primarily attributable to an increase in the number of international customers. During the three months ended March 31, 2014, we continued our expansion in the Asia-Pacific and Latin America regions.

Core Revenue

	Three Months Ended March 31,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Core revenue	$18,964	$14,401	$4,563	31.7%
Percentage of total revenue	98.1%	96.5%
Non-core revenue	$374	$521	$(147)	(28.2)%
Percentage of total revenue	1.9%	3.5%
Total revenue	$19,338	$14,922	$4,416	29.6%

The growth in core revenue was primarily attributable to a 28.4% increase in the number of core customers using our platform at March 31, 2014 as compared to March 31, 2013. The increase in core customers accounted for 85.4% of the increase in core revenue during the three months ended March 31, 2014.
In addition, we experienced a 3.7% increase in the average revenue per core customer during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, which accounted for 14.6% of the increase in core revenue during the period. The increase in the average revenue per core customer was primarily attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the year. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per core customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they become more active by contributing a higher amount of GMV and/or subscribing to additional solutions on our platform.
Cost of revenue

	Three Months Ended March 31,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$5,732	$3,947	$1,785	45.2%
Percentage of total revenue	29.6%	26.5%

The increase in cost of revenue was primarily attributable to a $1.2 million increase in salaries and personnel-related costs, as we increased the number of employees providing services to our expanding customer base and supporting our platform infrastructure from 105 at March 31, 2013 to 155 at March 31, 2014. We accelerated the hiring of these employees in the first quarter of 2014 to help ensure the successful launch of an influx of new customers in the fourth quarter of 2013. In addition, we experienced a $0.4 million increase in co-location facility costs and depreciation expense associated with equipment for our data centers and a $0.1 million increase in credit card vendor transaction fees.

Operating Expenses
Sales and marketing

	Three Months Ended March 31,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$13,831	$7,790	$6,041	77.5%
Percentage of total revenue	71.5%	52.2%

The increase in sales and marketing expense was primarily attributable to a $3.8 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. The number of full-time sales and marketing employees increased from 216 at March 31, 2013 to 344 at March 31, 2014. In addition, we experienced a $1.9 million increase in our marketing and advertising expenses, promotional event programs and travel costs. We also experienced a $0.2 million increase in recruiting and placement costs associated with hiring sales and marketing professionals. The increase in sales and marketing expense as a percentage of revenue for the three months ended March 31, 2014 reflects our strategy of adding sales and marketing professionals and expanding our marketing activities in order to continue to grow our business.
Research and development

	Three Months Ended March 31,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Research and development	$4,047	$2,981	$1,066	35.8%
Percentage of total revenue	20.9%	20.0%

The increase in research and development expense was primarily attributable to a $0.9 million increase in salaries and personnel-related costs associated with an increase in research and development personnel. The number of full-time research and development employees increased from 71 at March 31, 2013 to 104 at March 31, 2014.
General and administrative

	Three Months Ended March 31,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
General and administrative	$5,008	$2,341	$2,667	113.9%
Percentage of total revenue	25.9%	15.7%

The increase in general and administrative expense was primarily attributable to a $1.2 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business and obligations as a newly public company. The number of full-time general and administrative employees increased from 40 at March 31, 2013 to 64 at March 31, 2014. We experienced a $0.8 million increase in professional fees related to legal, consulting and audit and tax services. Bad debt expense increased $0.4 million due to our revenue growth and an increase in the number of our customers. In addition, we experienced a $0.3 million increase in other general administrative costs necessary to support the overall growth in our business.

Liquidity and Capital Resources
Sources of Liquidity
Prior to our IPO in May 2013, we funded our operations primarily through cash from operating activities, bank and subordinated debt borrowings and private placements of our redeemable convertible preferred stock.
We have a loan and security agreement with a lender, which was most recently amended in September 2013. The agreement, as amended, includes a revolving line of credit of up to $6.0 million and an equipment line of credit of up to $1.0 million. At March 31, 2014, we did not have any amounts outstanding under either the revolving line of credit or the equipment line of credit.
The revolving line of credit has a current term through September 2014 and requires interest-only payments to be made monthly on any outstanding advances at the lender’s prime rate, which was 3.25% at March 31, 2014, plus 1%. Borrowings under the equipment line of credit accrue interest at a rate of 6.5% per annum and are payable in 36 monthly installments from the date of each respective borrowing. The equipment line of credit matures on June 1, 2014. The loans are collateralized by all of our assets, excluding our intellectual property, although we may not encumber our intellectual property without the consent of the lender. Under the terms of this agreement, we are required to meet and maintain specified financial and nonfinancial covenants. As of March 31, 2014, we were in compliance with all such covenants.

During 2013, we also had a loan and security agreement with a subordinated lender. Under the agreement, we borrowed $5.0 million in March 2012 and an additional $5.0 million in December 2012. Borrowings under the agreement accrued interest at an annual rate of 10.5%. We were scheduled to make interest-only payments on outstanding balances through March 1, 2015, after which the debt was to be paid in monthly installments of both principal and interest through February 2017. In November 2013, we prepaid in full all amounts due and owing under our subordinated loan agreement.

Public Offerings of Common Stock
On May 29, 2013, we closed our IPO in which we sold 6,612,500 shares of common stock at a public offering price of $14.00 per share, resulting in net proceeds of $82.0 million, after deducting underwriting discounts and commissions. Costs directly associated with the IPO were capitalized and recorded as deferred offering costs prior to the closing of the IPO. These costs were recorded as a reduction of the IPO proceeds received in calculating the amount to be recorded in additional paid-in capital.

Upon the closing of the IPO, certain warrants that would otherwise have expired were automatically net exercised into shares of redeemable convertible preferred stock. All then-outstanding shares of the redeemable convertible preferred stock, including the shares issued upon the cashless exercise of the warrants, were automatically converted into an aggregate of 13,401,499 shares of common stock. The remaining warrants to purchase redeemable convertible preferred stock outstanding as of the closing of the IPO automatically converted into warrants to purchase 216,491 shares of common stock, and the preferred stock warrant liability was reclassified to additional paid-in capital as of May 29, 2013. See Note 3 to our condensed consolidated financial statements for additional details regarding these warrants.

On November 12, 2013, we closed a public offering in which we sold 1,000,000 shares of common stock for net proceeds of $31.9 million, after deducting underwriting discounts and offering-related expenses.
Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash balances, which include the net proceeds from our public offerings, will be sufficient to meet our cash requirements for at least the next 12 months.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash (used in) provided by:
Operating activities	$(6,468)	$1,577
Investing activities	(3,545)	(351)
Financing activities	499	(1,049)

Operating Activities
For the three months ended March 31, 2014, our cash used in operating activities of $6.5 million consisted of a net loss of $9.4 million, partially offset by $2.7 million in adjustments for non-cash items and $0.2 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $1.4 million, non-cash stock compensation expense of $0.6 million, deferred rent of $0.4 million and bad debt expense of $0.3 million. The increase in cash resulting from changes in working capital primarily consisted of a decrease in accounts receivable of $1.4 million as a result of increased cash collections during the period, an increase in deferred revenue of $0.7 million as a result of an increased number of customers prepaying for subscription services and a decrease in prepaid expenses and other assets of $0.2 million. These increases were partially offset by a decrease in operating cash flow due to a decrease in accounts payable and accrued expenses of $2.0 million, primarily driven by accrued bonuses and commissions related to the year ended December 31, 2013 that were paid in the first quarter of 2014.

For the three months ended March 31, 2013, our cash provided by operating activities of $1.6 million consisted of a net loss of $2.7 million, offset by $2.8 million of cash provided by changes in working capital and $1.5 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $0.8 million, non-cash stock compensation expense of $0.4 million, accretion of debt discount of $0.1 million and change in fair value of preferred stock warrants of $0.1 million. The increase in cash resulting from changes in working capital primarily consisted of an increase in deferred revenue of $2.2 million as a result of an increased number of customers prepaying for subscription services, a $0.3 million decrease in accounts receivable, primarily driven by increased cash collections during the period and a decrease in prepaid expenses and other assets of $0.3 million.
Investing Activities
For the three months ended March 31, 2014, cash used in investing activities was $3.5 million, consisting of $3.4 million for the purchase of property and equipment and $0.1 million for the payment of internal-use software development costs.

For the three months ended March 31, 2013, cash used in investing activities was $0.3 million, consisting of $0.2 million for the payment of internal-use software development costs and $0.1 million for the purchase of property and equipment.
Financing Activities
For the three months ended March 31, 2014, cash provided by financing activities was $0.5 million, consisting of $0.8 million in cash received upon the exercise of stock options, partially offset by $0.3 million in repayments of capital leases.

For the three months ended March 31, 2013, cash used in financing activities was $1.0 million, consisting of $0.9 million in payments of deferred offering costs in connection with our IPO and $0.3 million in repayments of debt and capital leases, partially offset by $0.2 million in cash received upon the exercise of stock options.

Contractual Obligations
During the three months ended March 31, 2014, we entered into new leases for office space in England and China. As a result, we have presented updated annual commitments for our operating lease obligations. There have been no significant changes to the other contractual obligations presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$30,779	$2,600	$11,305	$10,542	$6,332
Total	$30,779	$2,600	$11,305	$10,542	$6,332

Off-Balance Sheet Arrangements
As of March 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Interest Rate Sensitivity
We are subject to interest rate risk in connection with borrowings under our revolving line of credit, which are subject to a variable interest rate. At March 31, 2014, we did not have any borrowings outstanding under our revolving line of credit. Any debt we incur in the future may also bear interest at variable rates.
Foreign Currency Exchange Risk
With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar denominated operating expenses in the United Kingdom, Europe, Australia and Brazil. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our expenses denominated in foreign currencies, a 10% change in foreign exchange rates would have only a minimal impact on our results of operations for the three months ended March 31, 2014. The majority of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
Our business is subject to numerous risks. You should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this Quarterly Report on Form 10-Q, together with any other documents we file with the SEC. Any of the following risks could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline.
Risks Related to Our Business
We have incurred significant net losses since inception, and we expect our operating expenses to increase significantly in the foreseeable future, which may make it more difficult for us to achieve profitability.
We incurred net losses of $20.6 million and $9.4 million during the year ended December 31, 2013 and the three months ended March 31, 2014, respectively, and we had an accumulated deficit of $109.5 million as of March 31, 2014. We anticipate that our operating expenses will increase substantially in the foreseeable future as we invest in increased sales and marketing and research and development efforts. As a result, we can provide no assurance as to whether or when we will achieve profitability. In addition, as a newly public company, we have begun, and will continue, to incur significant accounting, legal and other expenses that we did not incur as a private company. To achieve profitability, we will need to either increase our revenue sufficiently to offset these higher expenses or significantly reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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

We rely on non-redundant data centers and cloud computing providers to deliver our SaaS solutions. Any disruption of service from these providers could harm our business.
We manage our platform and serve all of our customers from third-party data center facilities and cloud computing providers that are non-redundant, meaning that the data centers and providers are currently not configured as backup for each other. While we engineer and architect the actual computer and storage systems upon which our platform runs, we do not control the operation of the facilities at which they are deployed.
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

Our data centers and cloud computing providers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, cyber attacks and similar events. The occurrence of a natural disaster or an act of terrorism, or vandalism or other misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in the availability of our SaaS solutions or impair their functionality. Our business, growth prospects and operating results would also be harmed if our customers and potential customers are not confident that our solutions are reliable.
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
Cybersecurity incidents could harm our business and negatively impact our financial results.
Cybersecurity incidents could endanger the confidentiality, integrity and availability of our information resources and the information we collect, use, store and disclose. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. We believe that we take reasonable steps to protect the security, integrity and confidentiality of the information we collect, use, store, and disclose, but there is no guarantee that inadvertent (for example, software bugs or other technical malfunctions, employee error or malfeasance, or other factors) or unauthorized data access will not occur despite our efforts. Any unauthorized access or use of information, virus or similar breach or disruption to our, our customers’, or our partners’ systems and security measures could result in disrupted operations, loss of information, damage to our reputation and customer relationships, early termination of our contracts and other business losses, indemnification of our customers, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, financial penalties, litigation, regulatory investigations, and other significant liabilities.
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

Prior to our IPO in May 2013, there was no public market for our common stock. Although our common stock is listed on the New York Stock Exchange, or NYSE, we cannot assure you that an active trading market for our shares will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all.
The trading price of the shares of our common stock has been and is likely to continue to be volatile.
Since our IPO, our stock price has been volatile. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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
We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements and we may in the future discover additional weaknesses that require improvement. In addition, our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

In January 2014, the holders of certain warrants to purchase common stock executed cashless exercises and received an aggregate of 664,058 shares of common stock in exchange for the warrants. The issuance of these securities was exempt from registration under Section 3(a)(9) of the Securities Act.

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

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (File No. 001-35940), filed with the Securities and Exchange Commission on May 29, 2013).

3.2
Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K (File No. 001-35940), filed with the Securities and Exchange Commission on May 29, 2013).

4.1
Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.2 of the Company's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on May 9, 2013).

31.1	*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema Document

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

CHANNELADVISOR CORPORATION

Date:	May 5, 2014	By:	/s/ John F. Baule
John F. Baule
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

Exhibit No.		Document

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (File No. 001-35940), filed with the Securities and Exchange Commission on May 29, 2013).

3.2
Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K (File No. 001-35940), filed with the Securities and Exchange Commission on May 29, 2013).

4.1
Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.2 of the Company's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on May 9, 2013).

31.1	*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema Document

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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