Form 10-Q
period 2014-06-30
CHANNELADVISOR CORP
filed 2014-08-04
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 24, 2014 was 24,734,994.

CHANNELADVISOR CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ChannelAdvisor Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,118	$104,406
Accounts receivable, net of allowance of $786 and $561 as of June 30, 2014 and December 31, 2013, respectively	12,747	13,951
Prepaid expenses and other current assets	4,543	3,571
Total current assets	102,408	121,928
Property and equipment, net	14,904	9,088
Goodwill	16,106	16,106
Intangible assets, net	473	670
Restricted cash	686	685
Other assets	212	309
Total assets	$134,789	$148,786
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$784	$4,237
Accrued expenses	7,015	7,492
Deferred revenue	16,499	14,093
Other current liabilities	2,457	1,723
Total current liabilities	26,755	27,545
Long-term capital leases, net of current portion	2,579	1,558
Other long-term liabilities	2,294	1,903
Total liabilities	31,628	31,006
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,670,074 and 23,643,872 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	25	24
Additional paid-in capital	222,381	218,330
Accumulated other comprehensive loss	(168)	(471)
Accumulated deficit	(119,077)	(100,103)
Total stockholders’ equity	103,161	117,780
Total liabilities and stockholders’ equity	$134,789	$148,786
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$20,770	$15,976	$40,108	$30,898
Cost of revenue	6,419	4,469	12,151	8,415
Gross profit	14,351	11,507	27,957	22,483
Operating expenses:
Sales and marketing	14,435	9,292	28,266	17,082
Research and development	4,262	2,910	8,309	5,891
General and administrative	5,165	2,801	10,173	5,142
Total operating expenses	23,862	15,003	46,748	28,115
Loss from operations	(9,511)	(3,496)	(18,791)	(5,632)
Other (expense) income:
Interest expense, net	(47)	(1,489)	(102)	(2,087)
Other income, net	3	2	—	14
Total other (expense) income	(44)	(1,487)	(102)	(2,073)
Loss before income taxes	(9,555)	(4,983)	(18,893)	(7,705)
Income tax expense	49	14	81	21
Net loss	$(9,604)	$(4,997)	$(18,974)	$(7,726)
Net loss per share:
Basic and diluted	$(0.39)	$(0.56)	$(0.78)	$(1.52)
Weighted average common shares outstanding:
Basic and diluted	24,602,089	8,847,309	24,393,260	5,094,552
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(9,604)	$(4,997)	$(18,974)	$(7,726)
Other comprehensive loss:
Foreign currency translation adjustments	208	(98)	303	(158)
Total comprehensive loss	$(9,396)	$(5,095)	$(18,671)	$(7,884)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2013	23,643,872	$24	$218,330	$(471)	$(100,103)	$117,780
Cashless exercise of common stock warrants	664,058	1	(1)	—	—	—
Exercise of stock options	362,144	—	1,285	—	—	1,285
Stock-based compensation expense	—	—	2,767	—	—	2,767
Net loss	—	—	—	—	(18,974)	(18,974)
Foreign currency translation adjustments	—	—	—	303	—	303
Balance, June 30, 2014	24,670,074	$25	$222,381	$(168)	$(119,077)	$103,161
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(18,974)	$(7,726)
Adjustments to reconcile net loss to cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	2,652	1,733
Bad debt expense	741	90
Change in fair value of preferred stock warrants	—	1,052
Accretion of debt discount	—	303
Stock-based compensation expense	2,767	959
Non-cash rent expense	453	124
Other items, net	112	16
Changes in assets and liabilities:
Accounts receivable	380	111
Prepaid expenses and other assets	(890)	120
Accounts payable and accrued expenses	(3,610)	989
Deferred revenue	2,261	2,836
Cash and cash equivalents (used in) provided by operating activities	(14,108)	607
Cash flows from investing activities
Purchases of property and equipment	(5,324)	(752)
Payment of internal-use software development costs	(629)	(674)
Cash and cash equivalents used in investing activities	(5,953)	(1,426)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	86,095
Repayment of debt and capital leases	(734)	(667)
Payment of deferred offering costs	—	(2,023)
Proceeds from exercise of stock options	1,285	804
Cash and cash equivalents provided by financing activities	551	84,209
Effect of currency exchange rate changes on cash and cash equivalents	222	(206)
Net (decrease) increase in cash and cash equivalents	(19,288)	83,184
Cash and cash equivalents, beginning of period	104,406	10,865
Cash and cash equivalents, end of period	$85,118	$94,049
Supplemental disclosure of cash flow information
Cash paid for interest	$165	$769
Cash paid for income taxes, net	$46	$67
Supplemental disclosure of noncash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$91,150
Conversion of preferred stock warrants to common stock warrants	$—	$3,632
Deferred offering costs included in accounts payable and accrued expenses	$—	$537
Capital lease obligations entered into for the purchase of fixed assets	$2,431	$1,454
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of the Business
ChannelAdvisor Corporation (“ChannelAdvisor” or the “Company”) was incorporated in the state of Delaware and capitalized in June 2001. The Company began operations in July 2001. ChannelAdvisor is a provider of software-as-a-service, or SaaS, solutions that allow retailers and manufacturers to integrate, manage and monitor their merchandise sales across hundreds of online channels. The Company is headquartered in Morrisville, North Carolina and has international offices in England, Ireland, Germany, Australia, Hong Kong, Brazil and China.
2. Significant Accounting Policies
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2014.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which provides new guidance for revenue recognition. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. ASU 2014-09 will be effective for the Company beginning January 1, 2017 and early adoption is not permitted. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

The Company has reviewed other new accounting pronouncements that were issued as of June 30, 2014 and does not believe that these pronouncements are applicable to the Company, nor will they have a material impact on its financial position or results of operations.
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
Fair Value of Financial Instruments
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their respective fair values due to their short-term nature. As of June 30, 2014 and December 31, 2013, the Company did not have any assets or liabilities measured at fair value on a recurring or non-recurring basis.

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
The Company did not have any customers that individually comprised a significant concentration of its accounts receivable as of June 30, 2014 and December 31, 2013, or a significant concentration of its revenue for the three and six months ended June 30, 2014 and 2013.
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
Other receivables of $0.3 million and $1.7 million are included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.
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

Amortization expense associated with the Company's intangible assets was $0.1 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively.
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
Software development costs of $0.2 million and $0.3 million related to creating internally developed software and implementing software purchased for internal use were capitalized during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively, and are included in property and equipment in the accompanying condensed consolidated balance sheets. Amortization expense related to capitalized internally developed software was $48,000 and $23,000 for the three months ended June 30, 2014 and 2013, respectively, and $0.1 million and $38,000 for the six months ended June 30, 2014 and 2013, respectively, and is included in cost of revenue or general and administrative expense in the accompanying condensed consolidated statements of operations, depending upon the nature of the software development project. The net book value of capitalized internally developed software was $0.5 million and $0.3 million as of June 30, 2014 and December 31, 2013, respectively.

Software development costs of $0.3 million and $1.8 million related to configuring and implementing hosted third-party software applications that the Company will use in its business operations were capitalized during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively, and are included in property and equipment in the accompanying condensed consolidated balance sheets. Amortization expense related to hosted third-party software applications was $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively, and is included in general and administrative expense in the accompanying condensed consolidated statements of operations. There was no amortization expense for the three and six months ended June 30, 2013. The net book value of hosted third-party software applications was $1.8 million and $1.7 million as of June 30, 2014 and December 31, 2013, respectively.
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
The Company’s income tax provision for the three and six months ended June 30, 2014 and 2013 reflects its estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. For the three and six months ended June 30, 2014 and 2013, the Company’s effective tax rate differs from the federal statutory rate primarily due to changes in the valuation allowance and nondeductible expenses.
For the three and six months ended June 30, 2014 and 2013, the Company had net operating loss (“NOL”) carryforwards, the benefit of which is dependent on the Company’s ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. In addition, the maximum annual use of the NOL carryforwards is limited in certain situations after changes in stock ownership occur.
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
The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options. The use of the option valuation model requires the input of the Company's stock price, as well as highly subjective assumptions, including the expected life of the option and the expected stock price volatility based on peer companies. Additionally, the recognition of expense requires the estimation of the number of awards that will ultimately vest and the number of awards that will ultimately be forfeited.
Following the Company’s initial public offering (“IPO”) in May 2013, the fair value of the Company's common stock, for purposes of determining the grant date fair value of option and RSU awards, has been determined by using the closing market price per share of common stock as quoted on the New York Stock Exchange on the date of grant.
3. Commitments and Contingencies
In June 2014, the Company assigned its previous lease of office space in the United Kingdom to a third party pursuant to an assignment agreement and a transfer agreement. In accordance with the assignment agreement, the Company is not required to collect any payments from the third party and therefore will not recognize any revenue associated with this assignment. All payments associated with the assigned lease will be made directly by the third party to the lessor and appropriate regulatory authorities. However, the Company has guaranteed the lease payments through the remainder of the lease term, which is until February 2022. As of June 30, 2014, the remaining lease payments under this lease totaled $2.7 million. This amount represents the maximum potential liability for future payments under the guarantee and will decrease over time as payments are made by the third party. In the event of default, the indemnity clauses in the transfer agreement govern the Company's ability to pursue and recover damages incurred. A loss of $0.1 million has been recognized during the three and six months ended June 30, 2014 associated with the assigned lease, which has been accounted for as a lease termination. As of June 30, 2014, the Company does not anticipate any default by the third party. Therefore, no liability associated with this transaction has been recorded on its condensed consolidated balance sheet as of June 30, 2014.

4. Warrants
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
In January 2014, the holders of certain warrants to purchase common stock executed cashless exercises and received 664,058 shares of common stock in exchange for the warrants. As of June 30, 2014 and December 31, 2013, warrants to purchase 6,901 and 986,784 shares of common stock remained outstanding, respectively.
5. Equity Incentive Plan and Stock-Based Compensation
In May 2013, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which the Company initially reserved 1,250,000 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2013 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, RSUs, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2014 through January 1, 2023, by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Accordingly, on January 1, 2014 the number of shares reserved for issuance under the 2013 Plan increased by 1,182,194 shares. As of June 30, 2014, 1,582,860 shares remained available for future grant under the 2013 Plan. As a result of the adoption of the 2013 Plan, no further grants may be made under the former 2001 Stock Plan, although outstanding awards under the 2001 Stock Plan continue to vest in accordance with their terms until exercised, forfeited or expired.
Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$142	$71	$190	$118
Sales and marketing	735	158	911	293
Research and development	232	105	298	175
General and administrative	1,028	196	1,368	373
	$2,137	$530	$2,767	$959

Stock Option Awards

The following table summarizes the assumptions used for estimating the fair value of stock options granted for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	0.9% - 2.0%	*	0.4% - 2.0%	0.3% - 1.2%
Expected term (years)	6.25	*	6.06 - 6.25	5.00 - 6.25
Expected volatility	46% - 55%	*	43% - 56%	51% - 59%
Dividend yield	0%	*	0%	0%
* No stock options were granted during the three months ended June 30, 2013.

The following table summarizes the stock option activity for the six months ended June 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding options as of January 1, 2014	2,068,641	$6.95
Granted	57,500	35.50
Exercised	(387,494)	3.47
Forfeited	(50,600)	11.86
Expired	(78)	25.00
Outstanding options as of June 30, 2014	1,687,969	$8.57	7.70	$30,959
Exercisable as of June 30, 2014	801,600	$4.62	6.82	$17,435
Vested and expected to vest as of June 30, 2014	1,534,694	$8.30	7.63	$28,517

The weighted average grant date fair value for the Company's stock options was $8.80 per share for stock options granted during the three months ended June 30, 2014 and $14.54 and $3.68 per share for stock options granted during the six months ended June 30, 2014 and 2013, respectively.

The total fair value of stock options vested during the three months ended June 30, 2014 and 2013 was $0.4 million and $0.3 million, respectively. The total fair value of stock options vested during the six months ended June 30, 2014 and 2013 was $0.7 million, and $0.4 million, respectively.

The total compensation cost related to nonvested stock options not yet recognized as of June 30, 2014 was $2.0 million and will be recognized over a weighted average period of approximately 1.7 years.

The aggregate intrinsic value of stock options exercised was $4.0 million and $0.3 million during the three months ended June 30, 2014 and 2013, respectively, and $12.7 million and $1.0 million during the six months ended June 30, 2014 and 2013, respectively.

Restricted Stock Units

The following table summarizes the RSU activity for the six months ended June 30, 2014:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested RSUs as of January 1, 2014	—	$—
Granted	657,374	26.40
Vested	—	—
Forfeited	(1,700)	21.74
Unvested RSUs as of June 30, 2014	655,674	$26.41

The total unrecognized compensation cost related to the RSUs as of June 30, 2014 was $12.8 million and will be recognized over a weighted average period of approximately 2.3 years.

6. Net Loss Per Share
The Company uses the two-class method to compute net loss per share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. During the three and six months ended June 30, 2013, certain shares issued as a result of the early exercise of options, which are subject to repurchase by the Company, were entitled to receive non-forfeitable dividends during the vesting period and as a result were considered participating securities.
Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, RSUs and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three and six months ended June 30, 2014 and 2013, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three and six months ended June 30, 2014 and 2013:

	Three and Six Months Ended June 30,
	2014	2013
Warrants to purchase common stock	6,901	1,635,729
Stock options	1,687,969	2,521,062
Common stock subject to repurchase	—	65,000
RSUs	655,674	—
7. Segment and Geographic Information
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
Substantially all assets were held in the United States during the six months ended June 30, 2014 and 2013. The following table summarizes revenue by geography for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Domestic	$15,693	$12,632	$30,998	$24,330
International	5,077	3,344	9,110	6,568
Total revenue	$20,770	$15,976	$40,108	$30,898

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
We sell subscriptions to our SaaS solutions primarily through our direct sales force. Our customers include the online businesses of traditional retailers, online retailers and brand manufacturers, as well as advertising agencies that use our solutions on behalf of their retailer clients. As of June 30, 2014, we had over 2,600 core customers worldwide, including 31% of the top 500 U.S. Internet retailers, as identified by Internet Retailer magazine based on their 2013 online sales.
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
We face a variety of challenges and risks, which we will need to address and manage as we pursue our growth strategy. In particular, we will need to continue to innovate in the face of a rapidly changing and increasingly fragmented e-commerce landscape if we are to remain competitive, and we will need to effectively manage our growth, especially related to our international expansion.

Although e-commerce continues to expand as retailers and manufacturers continue to increase their online sales, it is also becoming more complex and fragmented due to the hundreds of channels available to retailers and manufacturers and the rapid pace of change and innovation across those channels. In order to gain consumers’ attention in a more crowded and competitive online marketplace, many retailers and an increasing number of manufacturers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of large online retailers, and as a result we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth. As of June 30, 2014, we supported 37 marketplaces, up from 35 at December 31, 2013.

We believe the growth in e-commerce globally presents an opportunity for retailers and manufacturers to engage in international sales. However, country-specific marketplaces are often the market share leaders in their regions, as is the case for Alibaba in Asia and MercadoLibre in much of Latin America. In order to help our customers capitalize on this potential market opportunity, and to address our customers’ needs with respect to cross-border trade, during 2013 and thus far in 2014, we have expanded our presence in the Asia-Pacific and Latin America regions through the opening of offices in China and Brazil. Doing business overseas involves substantial challenges, including management attention and resources needed to adapt to multiple languages, cultures, laws and commercial infrastructure, as further described in this report under the caption “Risks Related to our International Operations.” While we do not expect our growth in China to have a material impact on our overall revenue in 2014, we expect it to be a major growth driver over the long-term. For the year ending December 31, 2014, we expect to invest between $2 million and $6 million related to the expansion of our business in China.

Our senior management continuously focuses on these and other trends and challenges, and we believe that our culture of innovation and our history of growth and expansion will contribute to the success of our business. We cannot, however, assure you that we will be successful in addressing and managing the many challenges and risks that we face.
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
Number of Core Customers
The number of customers subscribing to our solutions is a primary determinant of our core revenue. We refer to the customers who subscribe to any of our solutions, other than the non-core, legacy products described above, as our core customers. The number of core customers was 2,673 and 2,135 as of June 30, 2014 and 2013, respectively.
Average Revenue per Core Customer
The average revenue generated by our core customers is the other primary determinant of our core revenue. We calculate this metric by dividing our total core revenue for a particular period by the average monthly number of core customers during the period, which is calculated by taking the sum of the number of core customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per core customer in absolute dollars on a rolling twelve-month basis, but we may also calculate percentage changes in average revenue per core customer on a quarterly basis in order to help us evaluate our period-over-period performance. Our average revenue per core customer increased 5.2% to $31,160 for the twelve months ended June 30, 2014 as compared to $29,607 for the twelve months ended June 30, 2013.
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
For each of the twelve months ended June 30, 2014 and 2013, our subscription dollar retention rate exceeded 100%.
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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(9,604)	$(4,997)	$(18,974)	$(7,726)
Adjustments:
Interest expense, net	47	1,489	102	2,087
Income tax expense	49	14	81	21
Depreciation and amortization expense	1,318	933	2,652	1,733
Total adjustments	1,414	2,436	2,835	3,841
EBITDA	(8,190)	(2,561)	(16,139)	(3,885)
Stock-based compensation expense	2,137	530	2,767	959
Adjusted EBITDA	$(6,053)	$(2,031)	$(13,372)	$(2,926)

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
The following table shows the percentage of our total revenue attributable to fixed subscription fees plus implementation fees, as compared to the percentage attributable to variable subscription fees, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(as a percentage of total revenue)
Fixed subscription fees plus implementation fees	75.6%	67.5%	74.3%	66.4%
Variable subscription fees	24.4	32.5	25.7	33.6
Total revenue	100.0%	100.0%	100.0%	100.0%

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
General and administrative expense. General and administrative expense consists primarily of salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation. Additional expenses include consulting and professional fees, insurance, bad debt expense, other corporate expenses and travel, as well as costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, directors’ and officers’ liability insurance, increased professional services and an enhanced investor relations function now that we are a public company.
Other Income (Expense)
Other income (expense) consists primarily of interest income and interest expense. Interest income represents interest received on our cash and cash equivalents. During the three and six months ended June 30, 2014, interest expense consisted primarily of interest on our capital leases. During the three and six months ended June 30, 2013, interest expense consisted primarily of the interest incurred on outstanding borrowings under our credit facilities and subordinated loan, the accretion of the debt discount on our subordinated loan, changes in the fair value of our preferred stock warrant liability and interest on our capital leases.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended June 30, 2014, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2014.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which provides new guidance for revenue recognition. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. ASU 2014-09 will be effective for us beginning January 1, 2017 and early adoption is not permitted. We are currently evaluating the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

We have reviewed other new accounting pronouncements that were issued as of June 30, 2014 and do not believe that these pronouncements are applicable to us, nor will they have a material impact on our financial position or results of operations.

Results of Operations
Comparison of the Three Months Ended June 30, 2014 and 2013
The following table presents our results of operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$20,770	100.0%	$15,976	100.0%	$4,794	30.0%
Cost of revenue	6,419	30.9	4,469	28.0	1,950	43.6
Gross profit	14,351	69.1	11,507	72.0	2,844	24.7
Operating expenses:
Sales and marketing	14,435	69.5	9,292	58.2	5,143	55.3
Research and development	4,262	20.5	2,910	18.2	1,352	46.5
General and administrative	5,165	24.9	2,801	17.5	2,364	84.4
Total operating expenses	23,862	114.9	15,003	93.9	8,859	59.0
Loss from operations	(9,511)	(45.8)	(3,496)	(21.9)	(6,015)	172.1
Other (expense) income:
Interest expense, net	(47)	(0.2)	(1,489)	(9.3)	1,442	(96.8)
Other income, net	3	—	2	—	1	50.0
Total other (expense) income	(44)	(0.2)	(1,487)	(9.3)	1,443	(97.0)
Loss before income taxes	(9,555)	(46.0)	(4,983)	(31.2)	(4,572)	91.8
Income tax expense	49	0.2	14	0.1	35	250.0
Net loss	$(9,604)	(46.2)%	$(4,997)	(31.3)%	$(4,607)	92.2

Revenue

	Three Months Ended June 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Revenue	$20,770	$15,976	$4,794	30.0%

The increase in revenue for the three months ended June 30, 2014 was mainly driven by an increase in our core revenue, which is discussed below, and the expansion of our international operations. The growth in core revenue was partially offset by a $0.1 million, or 29.7%, decrease in our non-core revenue over the same period, as the products associated with our non-core, legacy acquisitions became a less significant part of our overall business focus.
Our revenue from international operations of $5.1 million, or 24.4% of total revenue, for the three months ended June 30, 2014 increased from $3.3 million, or 20.9% of total revenue, for the three months ended June 30, 2013. The increase in revenue from our international operations was primarily attributable to an increase in the number of international customers. During the three months ended June 30, 2014, we continued our expansion in the Asia-Pacific and Latin America regions.
Core Revenue

	Three Months Ended June 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Core revenue	$20,451	$15,522	$4,929	31.8%
Percentage of total revenue	98.5%	97.2%
Non-core revenue	$319	$454	$(135)	(29.7)%
Percentage of total revenue	1.5%	2.8%
Total revenue	$20,770	$15,976	$4,794	30.0%
The growth in core revenue was primarily attributable to a 25.2% increase in the number of core customers using our platform at June 30, 2014 as compared to June 30, 2013. The increase in core customers accounted for 83.8% of the increase in core revenue during the three months ended June 30, 2014.
In addition, we experienced a 4.1% increase in the average revenue per core customer during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, which accounted for 16.2% of the increase in core revenue during the period. The increase in the average revenue per core customer was primarily attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the year. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per core customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they become more active by contributing a higher amount of GMV and/or subscribing to additional solutions on our platform.
Cost of revenue

	Three Months Ended June 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$6,419	$4,469	$1,950	43.6%
Percentage of total revenue	30.9%	28.0%

The increase in cost of revenue was primarily attributable to a $1.1 million increase in salaries and personnel-related costs, as we increased the number of employees providing services to our expanding customer base and supporting our platform infrastructure from 122 at June 30, 2013 to 151 at June 30, 2014. We also experienced a $0.6 million charge in translation costs associated with a short-term initiative designed to expand our customers' presence in certain European countries. Lastly, we experienced a $0.3 million increase in co-location facility costs and depreciation expense associated with equipment for our data centers.

Operating Expenses
Sales and marketing

	Three Months Ended June 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$14,435	$9,292	$5,143	55.3%
Percentage of total revenue	69.5%	58.2%
The increase in sales and marketing expense was primarily attributable to a $4.9 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. The number of full-time sales and marketing employees increased from 239 at June 30, 2013 to 365 at June 30, 2014. In addition, we experienced a $0.1 million increase in our marketing and advertising expenses, promotional event programs and travel costs. The increase in sales and marketing expense as a percentage of revenue for the three months ended June 30, 2014 reflects our strategy of adding sales and marketing professionals and expanding our marketing activities in order to continue to grow our business.
Research and development

	Three Months Ended June 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Research and development	$4,262	$2,910	$1,352	46.5%
Percentage of total revenue	20.5%	18.2%

The increase in research and development expense was primarily attributable to a $1.3 million increase in salaries and personnel-related costs associated with an increase in research and development personnel. The number of full-time research and development employees increased from 74 at June 30, 2013 to 107 at June 30, 2014.
General and administrative

	Three Months Ended June 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
General and administrative	$5,165	$2,801	$2,364	84.4%
Percentage of total revenue	24.9%	17.5%

The increase in general and administrative expense was primarily attributable to a $1.8 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business and obligations as a newly public company. The number of full-time general and administrative employees increased from 44 at June 30, 2013 to 65 at June 30, 2014. Bad debt expense increased $0.3 million due to our revenue growth and an increase in the number of our customers. In addition, we experienced a $0.1 million increase in professional fees related to legal, consulting and audit and tax services.

Results of Operations
Comparison of the Six Months Ended June 30, 2014 and 2013
The following table presents our results of operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$40,108	100.0%	$30,898	100.0%	$9,210	29.8%
Cost of revenue	12,151	30.3	8,415	27.2	3,736	44.4
Gross profit	27,957	69.7	22,483	72.8	5,474	24.3
Operating expenses:
Sales and marketing	28,266	70.5	17,082	55.3	11,184	65.5
Research and development	8,309	20.7	5,891	19.1	2,418	41.0
General and administrative	10,173	25.4	5,142	16.6	5,031	97.8
Total operating expenses	46,748	116.6	28,115	91.0	18,633	66.3
Loss from operations	(18,791)	(46.9)	(5,632)	(18.2)	(13,159)	233.6
Other (expense) income:
Interest expense, net	(102)	(0.3)	(2,087)	(6.8)	1,985	(95.1)
Other income, net	—	—	14	—	(14)	(100.0)
Total other (expense) income	(102)	(0.3)	(2,073)	(6.8)	1,971	(95.1)
Loss before income taxes	(18,893)	(47.2)	(7,705)	(25.0)	(11,188)	145.2
Income tax expense	81	0.2	21	0.1	60	285.7
Net loss	$(18,974)	(47.4)%	$(7,726)	(25.1)%	$(11,248)	145.6

Revenue

	Six Months Ended June 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Revenue	$40,108	$30,898	$9,210	29.8%

The increase in revenue for the six months ended June 30, 2014 was mainly driven by an increase in our core revenue, which is discussed below, and the expansion of our international operations. The growth in core revenue was partially offset by a $0.3 million, or 28.9%, decrease in our non-core revenue over the same period, as the products associated with our non-core, legacy acquisitions became a less significant part of our overall business focus.
Our revenue from international operations of $9.1 million, or 22.7% of total revenue, for the six months ended June 30, 2014 increased from $6.6 million, or 21.3% of total revenue, for the six months ended June 30, 2013. The increase in revenue from our international operations was primarily attributable to an increase in the number of international customers. During the six months ended June 30, 2014, we continued our expansion in the Asia-Pacific and Latin America regions.

Core Revenue

	Six Months Ended June 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Core revenue	$39,415	$29,923	$9,492	31.7%
Percentage of total revenue	98.3%	96.8%
Non-core revenue	$693	$975	$(282)	(28.9)%
Percentage of total revenue	1.7%	3.2%
Total revenue	$40,108	$30,898	$9,210	29.8%
The growth in core revenue was primarily attributable to a 25.2% increase in the number of core customers using our platform at June 30, 2014 as compared to June 30, 2013. The increase in core customers accounted for 84.6% of the increase in core revenue during the six months ended June 30, 2014.
In addition, we experienced a 3.9% increase in the average revenue per core customer during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, which accounted for 15.4% of the increase in core revenue during the period.
Cost of revenue

	Six Months Ended June 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$12,151	$8,415	$3,736	44.4%
Percentage of total revenue	30.3%	27.2%

The increase in cost of revenue was primarily attributable to a $2.4 million increase in salaries and personnel-related costs associated with an increase in the number of employees providing services to our expanding customer base and supporting our platform infrastructure. In addition, we experienced a $0.7 million increase in co-location facility costs and depreciation expense associated with equipment for our data centers and a $0.6 million charge in translation costs associated with a short-term initiative designed to expand our customers' presence in certain European countries. We also experienced a $0.1 million increase in credit card vendor transaction fees.
Operating Expenses
Sales and marketing

	Six Months Ended June 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$28,266	$17,082	$11,184	65.5%
Percentage of total revenue	70.5%	55.3%

The increase in sales and marketing expense was primarily attributable to a $8.7 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. In addition, we experienced a $2.0 million increase in our marketing and advertising expenses, promotional event programs and travel costs. We also experienced a $0.3 million increase in recruiting and placement costs associated with hiring sales and marketing professionals. The increase in sales and marketing expense as a percentage of revenue for the six months ended June 30, 2014 reflects our strategy of adding sales and marketing professionals and expanding our marketing activities in order to continue to grow our business.

Research and development

	Six Months Ended June 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Research and development	$8,309	$5,891	$2,418	41.0%
Percentage of total revenue	20.7%	19.1%

The increase in research and development expense was primarily attributable to a $2.2 million increase in salaries and personnel-related costs associated with an increase in research and development personnel.
General and administrative

	Six Months Ended June 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
General and administrative	$10,173	$5,142	$5,031	97.8%
Percentage of total revenue	25.4%	16.6%

The increase in general and administrative expense was primarily attributable to a $3.0 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business and obligations as a newly public company. We experienced a $0.9 million increase in professional fees related to legal, consulting and audit and tax services. Bad debt expense increased $0.7 million due to our revenue growth and an increase in the number of our customers. In addition, we experienced a $0.5 million increase in other general administrative costs necessary to support the overall growth in our business.

Liquidity and Capital Resources
Sources of Liquidity
Prior to our IPO in May 2013, we funded our operations primarily through cash from operating activities, bank and subordinated debt borrowings and private placements of our redeemable convertible preferred stock.
We have a loan and security agreement with a lender, which was most recently amended in September 2013. The agreement, as amended, includes a revolving line of credit of up to $6.0 million and an equipment line of credit of up to $1.0 million. At June 30, 2014, we did not have any amounts outstanding under either the revolving line of credit or the equipment line of credit.
The revolving line of credit has a current term through September 2014 and requires interest-only payments to be made monthly on any outstanding advances at the lender’s prime rate, which was 3.25% at June 30, 2014, plus 1%. Borrowings under the equipment line of credit, which matured on June 1, 2014, accrued interest at a rate of 6.5% per annum and were payable in 36 monthly installments from the date of each respective borrowing. The loans are collateralized by all of our assets, excluding our intellectual property, although we may not encumber our intellectual property without the consent of the lender. Under the terms of this agreement, we are required to meet and maintain specified financial and nonfinancial covenants. As of June 30, 2014, we were in compliance with all such covenants.

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

Upon the closing of the IPO, certain warrants that would otherwise have expired were automatically net exercised into shares of redeemable convertible preferred stock. All then-outstanding shares of the redeemable convertible preferred stock, including the shares issued upon the cashless exercise of the warrants, were automatically converted into an aggregate of 13,401,499 shares of common stock. The remaining warrants to purchase redeemable convertible preferred stock outstanding as of the closing of the IPO automatically converted into warrants to purchase 216,491 shares of common stock, and the preferred stock warrant liability was reclassified to additional paid-in capital as of May 29, 2013. See Note 4 to our condensed consolidated financial statements for additional details regarding these warrants.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash (used in) provided by:
Operating activities	$(14,108)	$607
Investing activities	(5,953)	(1,426)
Financing activities	551	84,209

Operating Activities
For the six months ended June 30, 2014, our cash used in operating activities of $14.1 million consisted of a net loss of $19.0 million and $1.9 million of cash used in changes in working capital, partially offset by $6.7 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $2.8 million, depreciation and amortization expense of $2.7 million, bad debt expense of $0.7 million and deferred rent of $0.5 million. The decrease in cash resulting from changes in working capital primarily consisted of a decrease in accounts payable and accrued expenses of $3.6 million, primarily driven by timing of payments to our vendors and accrued bonuses and commissions related to the year ended December 31, 2013 that were paid in the first quarter of 2014, and an increase in prepaid expenses and other assets of $0.9 million. These decreases in cash were partially offset by an increase in operating cash flow due to an increase in deferred revenue of $2.3 million as a result of an increased number of customers prepaying for subscription services and a decrease in accounts receivable of $0.4 million as a result of increased cash collections during the period.

For the six months ended June 30, 2013, our cash provided by operating activities of $0.6 million consisted of a net loss of $7.7 million, offset by $4.3 million in adjustments for non-cash items and $4.0 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $1.7 million, change in fair value of preferred stock warrants of $1.1 million, non-cash stock compensation expense of $1.0 million and accretion of debt discount of $0.3 million. The increase in cash resulting from changes in working capital primarily consisted of an increase in deferred revenue of $2.8 million as a result of an increased number of customers prepaying for subscription services, and an increase in accounts payable and accrued expenses of $1.0 million, primarily driven by increased operating costs during the period.

Investing Activities
For the six months ended June 30, 2014, cash used in investing activities was $6.0 million, consisting of $5.3 million for the purchase of property and equipment and $0.6 million for the payment of internal-use software development costs.

For the six months ended June 30, 2013, cash used in investing activities was $1.4 million, consisting of $0.8 million for the purchase of property and equipment and $0.7 million for the payment of internal-use software development costs.

Financing Activities
For the six months ended June 30, 2014, cash provided by financing activities was $0.6 million, consisting of $1.3 million in cash received upon the exercise of stock options, partially offset by $0.7 million in repayment of capital leases.

For the six months ended June 30, 2013, net cash provided by financing activities was $84.2 million, consisting primarily of $86.1 million of proceeds from our IPO, net of underwriting discounts and commissions but before offering expenses, and $0.8 million in cash received upon the exercise of stock options. These amounts were partially offset by $2.0 million in payments of costs related to our IPO that had been deferred and $0.7 million in repayment of debt and capital leases.

Contractual Obligations
During the six months ended June 30, 2014, we entered into new leases for office space in England and China and also assigned our previous lease for office space in England to a third party. Additionally, we have also entered into capital leases pertaining to servers and software to support our production and disaster recovery environments. As a result, we have updated below our disclosure of annual commitments for our operating and capital lease obligations. There have been no significant changes to the other contractual obligations presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$26,839	$2,583	$10,134	$8,954	$5,168
Capital lease obligations	4,998	1,790	2,986	222	—
Total	$31,837	$4,373	$13,120	$9,176	$5,168

Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage the risks described below.
Foreign Currency Exchange Risk
With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar denominated operating expenses in the United Kingdom, Europe, Australia, Brazil, China and Hong Kong. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our expenses denominated in foreign currencies, a 10% change in foreign exchange rates would have only a minimal impact on our results of operations for the three and six months ended June 30, 2014. The majority of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue.
Interest Rate Risk
We are only marginally exposed to interest rate risk through our portfolio of cash and cash equivalents. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We incurred net losses of $20.6 million and $19.0 million during the year ended December 31, 2013 and the six months ended June 30, 2014, respectively, and we had an accumulated deficit of $119.1 million as of June 30, 2014. We anticipate that our operating expenses will increase substantially in the foreseeable future as we invest in increased sales and marketing and research and development efforts. As a result, we can provide no assurance as to whether or when we will achieve profitability. In addition, as a newly public company, we have begun, and will continue, to incur significant accounting, legal and other expenses that we did not incur as a private company. To achieve profitability, we will need to either increase our revenue sufficiently to offset these higher expenses or significantly reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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

None

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

CHANNELADVISOR CORPORATION

Date:	August 4, 2014	By:	/s/ John F. Baule
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