Form 10-Q
period 2014-09-30
CHANNELADVISOR CORP
filed 2014-11-06
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 28, 2014 was 24,889,830.

CHANNELADVISOR CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ChannelAdvisor Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,280	$104,406
Accounts receivable, net of allowance of $504 and $561 as of September 30, 2014 and December 31, 2013, respectively	12,466	13,951
Prepaid expenses and other current assets	4,509	3,571
Total current assets	99,255	121,928
Property and equipment, net	13,646	9,088
Goodwill	16,106	16,106
Intangible assets, net	374	670
Restricted cash	635	685
Other assets	250	309
Total assets	$130,266	$148,786
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,361	$4,237
Accrued expenses	8,029	7,492
Deferred revenue	16,441	14,093
Other current liabilities	2,526	1,723
Total current liabilities	28,357	27,545
Long-term capital leases, net of current portion	2,171	1,558
Other long-term liabilities	2,624	1,903
Total liabilities	33,152	31,006
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,853,614 and 23,643,872 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	25	24
Additional paid-in capital	225,457	218,330
Accumulated other comprehensive loss	(287)	(471)
Accumulated deficit	(128,081)	(100,103)
Total stockholders’ equity	97,114	117,780
Total liabilities and stockholders’ equity	$130,266	$148,786
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$20,966	$16,620	$61,074	$47,518
Cost of revenue	6,018	4,555	18,169	12,971
Gross profit	14,948	12,065	42,905	34,547
Operating expenses:
Sales and marketing	13,865	9,316	42,131	26,398
Research and development	4,263	2,991	12,572	8,882
General and administrative	5,677	3,499	15,850	8,641
Total operating expenses	23,805	15,806	70,553	43,921
Loss from operations	(8,857)	(3,741)	(27,648)	(9,374)
Other (expense) income:
Interest expense, net	(55)	(520)	(157)	(2,606)
Other income, net	(86)	4	(86)	17
Total other (expense) income	(141)	(516)	(243)	(2,589)
Loss before income taxes	(8,998)	(4,257)	(27,891)	(11,963)
Income tax expense	6	35	87	56
Net loss	$(9,004)	$(4,292)	$(27,978)	$(12,019)
Net loss per share:
Basic and diluted	$(0.36)	$(0.20)	$(1.14)	$(1.13)
Weighted average common shares outstanding:
Basic and diluted	24,793,869	21,588,578	24,528,263	10,652,921
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(9,004)	$(4,292)	$(27,978)	$(12,019)
Other comprehensive loss:
Foreign currency translation adjustments	(119)	(38)	184	(196)
Total comprehensive loss	$(9,123)	$(4,330)	$(27,794)	$(12,215)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2013	23,643,872	$24	$218,330	$(471)	$(100,103)	$117,780
Cashless exercise of common stock warrants	664,058	1	(1)	—	—	—
Exercise of stock options	545,684	—	1,827	—	—	1,827
Stock-based compensation expense	—	—	5,301	—	—	5,301
Net loss	—	—	—	—	(27,978)	(27,978)
Foreign currency translation adjustments	—	—	—	184	—	184
Balance, September 30, 2014	24,853,614	$25	$225,457	$(287)	$(128,081)	$97,114
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(27,978)	$(12,019)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	4,393	2,619
Bad debt expense	993	221
Change in fair value of preferred stock warrants	—	1,052
Accretion of debt discount	—	449
Stock-based compensation expense	5,301	1,433
Other items, net	107	18
Changes in assets and liabilities:
Accounts receivable	603	(1,503)
Prepaid expenses and other assets	(869)	63
Restricted cash	51	—
Accounts payable and accrued expenses	(1,668)	2,404
Deferred revenue	2,238	4,227
Cash and cash equivalents used in operating activities	(16,829)	(1,036)
Cash flows from investing activities
Purchases of property and equipment	(5,400)	(1,990)
Payment of internal-use software development costs	(820)	(962)
Cash and cash equivalents used in investing activities	(6,220)	(2,952)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	86,095
Repayment of debt and capital leases	(1,049)	(919)
Payment of deferred offering costs	—	(2,474)
Proceeds from exercise of stock options	1,827	879
Cash and cash equivalents provided by financing activities	778	83,581
Effect of currency exchange rate changes on cash and cash equivalents	145	(171)
Net (decrease) increase in cash and cash equivalents	(22,126)	79,422
Cash and cash equivalents, beginning of period	104,406	10,865
Cash and cash equivalents, end of period	$82,280	$90,287
Supplemental disclosure of cash flow information
Cash paid for interest	$228	$1,138
Cash paid for income taxes, net	$53	$89
Supplemental disclosure of noncash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$91,150
Conversion of preferred stock warrants to common stock warrants	$—	$3,632
Deferred offering costs included in accounts payable and accrued expenses	$—	$108
Accrued capital expenditures	$—	$526
Capital lease obligations entered into for the purchase of fixed assets	$2,431	$1,454
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
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2014.
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

The Company has reviewed other new accounting pronouncements that were issued as of September 30, 2014 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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
Fair Value of Financial Instruments
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their respective fair values due to their short-term nature. As of September 30, 2014 and December 31, 2013, the Company did not have any assets or liabilities measured at fair value on a recurring or non-recurring basis.

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
The Company did not have any customers that individually comprised a significant concentration of its accounts receivable as of September 30, 2014 and December 31, 2013, or a significant concentration of its revenue for the three and nine months ended September 30, 2014 and 2013.
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
Other receivables of $1.3 million and $1.7 million are included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.
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
Amortization expense associated with the Company's intangible assets was $0.1 million for each of the three months ended September 30, 2014 and 2013 and $0.3 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively.
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
Software development costs of $0.4 million and $0.3 million related to creating internally developed software and implementing software purchased for internal use were capitalized during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, and are included in property and equipment in the accompanying condensed consolidated balance sheets. Amortization expense related to capitalized internally developed software was $0.1 million and $24,000 for the three months ended September 30, 2014 and 2013, respectively, and $0.1 million for each of the nine months ended September 30, 2014 and 2013, and is included in cost of revenue or general and administrative expense in the accompanying condensed consolidated statements of operations, depending upon the nature of the software development project. The net book value of capitalized internally developed software was $0.6 million and $0.3 million as of September 30, 2014 and December 31, 2013, respectively.

Software development costs of $0.3 million and $1.8 million related to configuring and implementing hosted third-party software applications that the Company will use in its business operations were capitalized during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, and are included in property and equipment in the accompanying condensed consolidated balance sheets. Amortization expense related to hosted third-party software applications was $0.2 million and $8,000 for the three months ended September 30, 2014 and 2013, respectively, and $0.5 million and $8,000 for the nine months ended September 30, 2014 and 2013, respectively, and is included in general and administrative expense in the accompanying condensed consolidated statements of operations. The net book value of hosted third-party software applications was $1.6 million and $1.7 million as of September 30, 2014 and December 31, 2013, respectively.
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
The Company’s income tax provision for the three and nine months ended September 30, 2014 and 2013 reflects its estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. For the three and nine months ended September 30, 2014 and 2013, the Company’s effective tax rate differs from the federal statutory rate primarily due to changes in the valuation allowance and nondeductible expenses.
For the three and nine months ended September 30, 2014 and 2013, the Company had net operating loss (“NOL”) carryforwards, the benefit of which is dependent on the Company’s ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. In addition, the maximum annual use of the NOL carryforwards is limited in certain situations, such as a change in stock ownership.
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

3. Commitments and Contingencies
In June 2014, the Company assigned its previous lease of office space in the United Kingdom to a third party pursuant to an assignment agreement and a transfer agreement. In accordance with the assignment agreement, the Company is not required to collect any payments from the third party and therefore will not recognize any revenue associated with this assignment. All payments associated with the assigned lease will be made directly by the third party to the lessor and appropriate regulatory authorities. However, the Company has guaranteed the lease payments through the remainder of the lease term, which is until February 2022. As of September 30, 2014, the remaining lease payments under this lease totaled $4.2 million. This amount represents the maximum potential liability for future payments under the guarantee and will decrease over time as payments are made by the third party. In the event of default, the indemnity clauses in the transfer agreement govern the Company's ability to pursue and recover damages incurred. During the nine months ended September 30, 2014, the Company recorded a loss of $0.1 million associated with the assigned lease, which has been accounted for as a lease termination. As of September 30, 2014, the Company does not anticipate any default by the third party. Therefore, no liability associated with this transaction has been recorded on the Company's condensed consolidated balance sheet as of September 30, 2014.
In August 2014, the Company entered into a lease agreement for the lease of office space to replace the Company's current corporate headquarters. The building containing the leased space is being constructed, and the lease term will commence on the date that the construction of the leased premises is substantially complete, which is targeted to be October 15, 2015. In the event that the commencement date is delayed beyond October 15, 2015, certain adjustments will be made to the Company's rent obligations under the lease. The initial term of the lease agreement is for seven years following the lease commencement date, and the Company may elect to renew the lease term for two additional five-year periods, subject to certain conditions and notice obligations set forth in the lease agreement. Minimum annual rental payments will be $3.2 million the first lease year, and are scheduled to increase each lease year by 2.75%. Beginning January 1, 2017, the Company will also be obligated to pay its proportionate share of the landlord's operating expenses for the building, subject to certain limitations. Additional information regarding the terms of the lease agreement is set forth in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2014.

4. Warrants
In 2007 and 2008, the Company issued warrants to purchase 1,616,113 shares of common stock, of which 958,019 and 658,094 have exercise prices per share of $16.00 and $10.96, respectively. The 2007 warrants expired in 2014 and the 2008 warrants expire in 2015. Unexpired warrants may be exercised in whole or in part at any time and include a cashless exercise feature, which allows the holder to receive fewer shares of common stock in exchange for the warrant rather than paying cash to exercise.
In January 2014, the holders of certain of these warrants to purchase common stock executed cashless exercises and received 664,058 shares of common stock in exchange for the warrants. As of September 30, 2014 and December 31, 2013, warrants to purchase 3,743 and 986,784 shares of common stock remained outstanding, respectively.
5. Equity Incentive Plan and Stock-Based Compensation
In May 2013, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which the Company initially reserved 1,250,000 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2013 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, RSUs, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2014 through January 1, 2023, by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Accordingly, on January 1, 2014 the number of shares reserved for issuance under the 2013 Plan increased by 1,182,194 shares. As of September 30, 2014, 1,548,033 shares remained available for future grant under the 2013 Plan. As a result of the adoption of the 2013 Plan, no further grants may be made under the former 2001 Stock Plan, although outstanding awards under the 2001 Stock Plan continue to vest in accordance with their terms until exercised, forfeited or expired.

Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$183	$41	$373	$159
Sales and marketing	922	146	1,833	439
Research and development	286	89	584	264
General and administrative	1,143	198	2,511	571
	$2,534	$474	$5,301	$1,433

Stock Option Awards

The following table summarizes the assumptions used for estimating the fair value of stock options granted for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	1.0% - 1.9%	0.3% - 1.7%	0.4% - 2.0%	0.3% - 1.7%
Expected term (years)	6.25	6.06 - 6.25	6.06 - 6.25	5.00 - 6.25
Expected volatility	46% - 54%	49% - 58%	43% - 56%	49% - 59%
Dividend yield	0%	0%	0%	0%

The following table summarizes the stock option activity for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding options as of January 1, 2014	2,068,641	$6.95
Granted	62,300	34.03
Exercised	(546,651)	3.38
Forfeited	(65,244)	13.26
Expired	(309)	25.00
Outstanding options as of September 30, 2014	1,518,737	$9.07	7.61	$13,673
Exercisable as of September 30, 2014	762,182	$5.57	6.88	$8,645
Vested and expected to vest as of September 30, 2014	1,383,891	$8.80	7.54	$12,732

The weighted average grant date fair value for the Company's stock options was $6.51 and $10.56 per share for stock options granted during the three months ended September 30, 2014 and 2013, respectively, and $13.92 and $4.73 per share for stock options granted during the nine months ended September 30, 2014 and 2013, respectively.

The total fair value of stock options vested was $0.4 million and $0.2 million during the three months ended September 30, 2014 and 2013, respectively, and $1.1 million and $0.6 million during the nine months ended September 30, 2014 and 2013, respectively.

The total compensation cost related to nonvested stock options not yet recognized as of September 30, 2014 was $1.6 million and will be recognized over a weighted average period of approximately 1.6 years.

The aggregate intrinsic value of stock options exercised was $2.6 million and $0.7 million during the three months ended September 30, 2014 and 2013, respectively, and $15.3 million and $1.7 million during the nine months ended September 30, 2014 and 2013, respectively.

Restricted Stock Units

The following table summarizes the RSU activity for the nine months ended September 30, 2014:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested RSUs as of January 1, 2014	—	$—
Granted	704,144	25.98
Vested	—	—
Forfeited	(12,280)	21.74
Unvested RSUs as of September 30, 2014	691,864	$26.05

The total unrecognized compensation cost related to the RSUs as of September 30, 2014 was $11.4 million and will be recognized over a weighted average period of approximately 2.1 years.

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
Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, RSUs and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the three and nine months ended September 30, 2014 and 2013, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three and nine months ended September 30, 2014 and 2013:

	Three and Nine Months Ended September 30,
	2014	2013
Warrants to purchase common stock	3,743	1,625,728
Stock options	1,518,737	2,569,393
Common stock subject to repurchase	—	65,000
RSUs	691,864	—

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
Substantially all assets were held in the United States during the nine months ended September 30, 2014 and 2013. The following table summarizes revenue by geography for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Domestic	$16,222	$13,147	$47,220	$37,477
International	4,744	3,473	13,854	10,041
Total revenue	$20,966	$16,620	$61,074	$47,518

8. Subsequent Events
On October 31, 2014, the Company’s wholly owned subsidiary ChannelAdvisor UK Limited (“ChannelAdvisor UK”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which ChannelAdvisor UK acquired all of the issued and outstanding shares of E-Tale Holdings Limited, a private limited company organized under the laws of England and Wales (“E-Tale”).  Under the Purchase Agreement, ChannelAdvisor UK paid to the shareholders of E-Tale a cash purchase price of $8.2 million, which amount is subject to adjustment as set forth in the Purchase Agreement. A portion of the purchase price has been placed into escrow to secure the indemnification obligations of E-Tale’s shareholders until April 30, 2016.  In addition to the purchase price paid at the closing, ChannelAdvisor UK may be obligated to pay up to $4.0 million to the E-Tale shareholders upon the achievement of specified financial targets set forth in the Purchase Agreement. The initial accounting of the business combination is incomplete as of the issuance date of these financial statements. Therefore, the Company is unable to determine or disclose the acquisition date fair value of the assets acquired and liabilities assumed.

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
We sell subscriptions to our SaaS solutions primarily through our direct sales force. Our customers include the online businesses of traditional retailers, online retailers and brand manufacturers, as well as advertising agencies that use our solutions on behalf of their retailer clients. As of September 30, 2014, we had approximately 2,800 core customers worldwide, including 32% of the top 500 U.S. internet retailers, as identified by Internet Retailer magazine based on their 2013 online sales.
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

Although e-commerce continues to expand as retailers and manufacturers continue to increase their online sales, it is also becoming more complex and fragmented due to the hundreds of channels available to retailers and manufacturers and the rapid pace of change and innovation across those channels. In order to gain consumers’ attention in a more crowded and competitive online marketplace, many retailers and an increasing number of manufacturers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of large online retailers, and as a result we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth. As of September 30, 2014, we supported 40 marketplaces, up from 35 at December 31, 2013.

We believe the growth in e-commerce globally presents an opportunity for retailers and manufacturers to engage in international sales. However, country-specific marketplaces are often the market share leaders in their regions, as is the case for Alibaba in Asia and MercadoLibre in much of Latin America. In order to help our customers capitalize on this potential market opportunity, and to address our customers’ needs with respect to cross-border trade, during 2013 and thus far in 2014, we have expanded our presence in the Asia-Pacific and Latin America regions through the opening of offices in China and Brazil. Doing business overseas involves substantial challenges, including management attention and resources needed to adapt to multiple languages, cultures, laws and commercial infrastructure, as further described in this report under the caption “Risks Related to our International Operations.” While we do not expect our growth in China to have a material impact on our overall revenue in 2014, we expect it to be a major growth driver over the long-term. For the year ending December 31, 2014, we expect to invest between $4 million and $5 million related to the expansion of our business in China.

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
Number of Core Customers
The number of customers subscribing to our solutions is a primary determinant of our core revenue. We refer to the customers who subscribe to any of our solutions, other than the non-core, legacy products described above, as our core customers. The number of core customers was 2,781 and 2,287 as of September 30, 2014 and 2013, respectively.
Average Revenue per Core Customer
The average revenue generated by our core customers is the other primary determinant of our core revenue. We calculate this metric by dividing our total core revenue for a particular period by the average monthly number of core customers during the period, which is calculated by taking the sum of the number of core customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per core customer in absolute dollars on a rolling twelve-month basis, but we may also calculate percentage changes in average revenue per core customer on a quarterly basis in order to help us evaluate our period-over-period performance. Our average revenue per core customer increased 4.2% to $31,375 for the twelve months ended September 30, 2014 as compared to $30,113 for the twelve months ended September 30, 2013.
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
For each of the twelve months ended September 30, 2014 and 2013, our subscription dollar retention rate exceeded 100%.
Adjusted EBITDA
Adjusted EBITDA represents our earnings before interest expense, income tax expense and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item. We believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with U.S. GAAP.
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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(9,004)	$(4,292)	$(27,978)	$(12,019)
Adjustments:
Interest expense, net	55	520	157	2,606
Income tax expense	6	35	87	56
Depreciation and amortization expense	1,741	886	4,393	2,619
Total adjustments	1,802	1,441	4,637	5,281
EBITDA	(7,202)	(2,851)	(23,341)	(6,738)
Stock-based compensation expense	2,534	474	5,301	1,433
Adjusted EBITDA	$(4,668)	$(2,377)	$(18,040)	$(5,305)

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
The following table shows the percentage of our total revenue attributable to fixed subscription fees plus implementation fees, as compared to the percentage attributable to variable subscription fees, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(as a percentage of total revenue)
Fixed subscription fees plus implementation fees	78.6%	70.4%	75.8%	67.8%
Variable subscription fees	21.4	29.6	24.2	32.2
Total revenue	100.0%	100.0%	100.0%	100.0%

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
Other Income (Expense)
Other income (expense) consists primarily of interest income and interest expense. Interest income represents interest received on our cash and cash equivalents. During the three and nine months ended September 30, 2014, interest expense consisted primarily of interest on our capital leases. During the three and nine months ended September 30, 2013, interest expense consisted primarily of the interest incurred on outstanding borrowings under our credit facilities and subordinated loan, the accretion of the debt discount on our subordinated loan and interest on our capital leases. During the nine months ended September 30, 2013, interest expense also included changes in the fair value of our preferred stock warrant liability.
Other income (expense) also includes the net effect of foreign currency revaluation gains and losses.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended September 30, 2014, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2014.

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

We have reviewed other new accounting pronouncements that were issued as of September 30, 2014 and do not believe that these pronouncements are applicable to us, or that they will have a material impact on our financial position or results of operations.

Results of Operations
Comparison of the Three Months Ended September 30, 2014 and 2013
The following table presents our results of operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$20,966	100.0%	$16,620	100.0%	$4,346	26.1%
Cost of revenue	6,018	28.7	4,555	27.4	1,463	32.1
Gross profit	14,948	71.3	12,065	72.6	2,883	23.9
Operating expenses:
Sales and marketing	13,865	66.1	9,316	56.1	4,549	48.8
Research and development	4,263	20.3	2,991	18.0	1,272	42.5
General and administrative	5,677	27.1	3,499	21.1	2,178	62.2
Total operating expenses	23,805	113.5	15,806	95.2	7,999	50.6
Loss from operations	(8,857)	(42.2)	(3,741)	(22.6)	(5,116)	136.8
Other (expense) income:
Interest expense, net	(55)	(0.3)	(520)	(3.1)	465	(89.4)
Other income, net	(86)	(0.4)	4	—	(90)	*
Total other (expense) income	(141)	(0.7)	(516)	(3.1)	375	(72.7)
Loss before income taxes	(8,998)	(42.9)	(4,257)	(25.7)	(4,741)	111.4
Income tax expense	6	—	35	0.2	(29)	(82.9)
Net loss	$(9,004)	(42.9)%	$(4,292)	(25.9)%	$(4,712)	109.8

* = not meaningful

Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Revenue	$20,966	$16,620	$4,346	26.1%

The increase in revenue for the three months ended September 30, 2014 was mainly driven by an increase in our core revenue, which is discussed below, and the expansion of our international operations. The growth in core revenue was partially offset by a $0.1 million, or 30.2%, decrease in our non-core revenue over the same period, as the products associated with our non-core, legacy acquisitions became a less significant part of our overall business focus.
Our revenue from international operations of $4.7 million, or 22.6% of total revenue, for the three months ended September 30, 2014 increased from $3.5 million, or 20.9% of total revenue, for the three months ended September 30, 2013. The increase in revenue from our international operations was primarily attributable to an increase in the number of international customers. During the three months ended September 30, 2014, we continued our expansion in the Asia-Pacific and Latin America regions.
Core Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Core revenue	$20,686	$16,219	$4,467	27.5%
Percentage of total revenue	98.7%	97.6%
Non-core revenue	$280	$401	$(121)	(30.2)%
Percentage of total revenue	1.3%	2.4%
Total revenue	$20,966	$16,620	$4,346	26.1%
The growth in core revenue was primarily attributable to a 21.6% increase in the number of core customers using our platform at September 30, 2014 as compared to September 30, 2013. The increase in core customers accounted for 82.1% of the increase in core revenue during the three months ended September 30, 2014.
In addition, we experienced a 4.0% increase in the average revenue per core customer during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase in the average revenue per core customer during the three months ended September 30, 2014 accounted for 17.9% of the increase in core revenue during the period. The increase in the average revenue per core customer was primarily attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the year. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per core customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they become more active by contributing a higher amount of GMV and/or subscribing to additional solutions on our platform.
Cost of Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$6,018	$4,555	$1,463	32.1%
Percentage of total revenue	28.7%	27.4%

The increase in cost of revenue was primarily attributable to a $0.9 million increase in salaries and personnel-related costs, as we increased the number of employees providing services to our expanding customer base and supporting our platform infrastructure from 129 at September 30, 2013 to 150 at September 30, 2014. During the three months ended September 30, 2014, we also experienced a $0.5 million increase in co-location facility costs and depreciation expense associated with equipment for our data centers.
Operating Expenses
Sales and marketing

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$13,865	$9,316	$4,549	48.8%
Percentage of total revenue	66.1%	56.1%
The increase in sales and marketing expense was primarily attributable to a $4.2 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. The number of full-time sales and marketing employees increased from 259 at September 30, 2013 to 375 at September 30, 2014. In addition, we experienced a $0.3 million increase in our marketing and advertising expenses, promotional event programs and travel costs. The increase in sales and marketing expense as a percentage of revenue for the three months ended September 30, 2014 reflects our strategy of adding sales and marketing professionals and expanding our marketing activities in order to continue to grow our business.
Research and development

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Research and development	$4,263	$2,991	$1,272	42.5%
Percentage of total revenue	20.3%	18.0%

The increase in research and development expense was primarily attributable to a $1.3 million increase in salaries and personnel-related costs associated with an increase in research and development personnel. The number of full-time research and development employees increased from 80 at September 30, 2013 to 100 at September 30, 2014.
General and administrative

	Three Months Ended September 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
General and administrative	$5,677	$3,499	$2,178	62.2%
Percentage of total revenue	27.1%	21.1%

The increase in general and administrative expense was primarily attributable to a $1.8 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business and obligations as a public company. The number of full-time general and administrative employees increased from 48 at September 30, 2013 to 63 at September 30, 2014. Bad debt expense increased by $0.2 million due to our revenue growth and an increase in the number of our customers. In addition, we experienced a $0.2 million increase in other general administrative costs necessary to support the overall growth in our business.

Results of Operations
Comparison of the Nine Months Ended September 30, 2014 and 2013
The following table presents our results of operations for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$61,074	100.0%	$47,518	100.0%	$13,556	28.5%
Cost of revenue	18,169	29.7	12,971	27.3	5,198	40.1
Gross profit	42,905	70.3	34,547	72.7	8,358	24.2
Operating expenses:
Sales and marketing	42,131	69.0	26,398	55.6	15,733	59.6
Research and development	12,572	20.6	8,882	18.7	3,690	41.5
General and administrative	15,850	26.0	8,641	18.2	7,209	83.4
Total operating expenses	70,553	115.6	43,921	92.5	26,632	60.6
Loss from operations	(27,648)	(45.3)	(9,374)	(19.8)	(18,274)	194.9
Other (expense) income:
Interest expense, net	(157)	(0.3)	(2,606)	(5.5)	2,449	(94.0)
Other income, net	(86)	(0.1)	17	—	(103)	*
Total other (expense) income	(243)	(0.4)	(2,589)	(5.5)	2,346	(90.6)
Loss before income taxes	(27,891)	(45.7)	(11,963)	(25.3)	(15,928)	133.1
Income tax expense	87	0.1	56	0.1	31	55.4
Net loss	$(27,978)	(45.8)%	$(12,019)	(25.4)%	$(15,959)	132.8

* = not meaningful

Revenue

	Nine Months Ended September 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Revenue	$61,074	$47,518	$13,556	28.5%

The increase in revenue for the nine months ended September 30, 2014 was mainly driven by an increase in our core revenue, which is discussed below, and the expansion of our international operations. The growth in core revenue was partially offset by a $0.4 million, or 29.3%, decrease in our non-core revenue over the same period, as the products associated with our non-core, legacy acquisitions became a less significant part of our overall business focus.
Our revenue from international operations of $13.9 million, or 22.7% of total revenue, for the nine months ended September 30, 2014 increased from $10.0 million, or 21.1% of total revenue, for the nine months ended September 30, 2013. The increase in revenue from our international operations was primarily attributable to an increase in the number of international customers. During the nine months ended September 30, 2014, we continued our expansion in the Asia-Pacific and Latin America regions.

Core Revenue

	Nine Months Ended September 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Core revenue	$60,101	$46,142	$13,959	30.3%
Percentage of total revenue	98.4%	97.1%
Non-core revenue	$973	$1,376	$(403)	(29.3)%
Percentage of total revenue	1.6%	2.9%
Total revenue	$61,074	$47,518	$13,556	28.5%
The growth in core revenue was primarily attributable to a 21.6% increase in the number of core customers using our platform at September 30, 2014 as compared to September 30, 2013. The increase in core customers accounted for 83.7% of the increase in core revenue during the nine months ended September 30, 2014.
In addition, we experienced a 3.9% increase in the average revenue per core customer during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in the average revenue per core customer during the nine months ended September 30, 2014 accounted for 16.3% of the increase in core revenue during the period.
Cost of Revenue

	Nine Months Ended September 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$18,169	$12,971	$5,198	40.1%
Percentage of total revenue	29.7%	27.3%

The increase in cost of revenue was primarily attributable to a $3.3 million increase in salaries and personnel-related costs associated with an increase in the number of employees providing services to our expanding customer base and supporting our platform infrastructure. In addition, we experienced a $1.1 million increase in co-location facility costs and depreciation expense associated with equipment for our data centers. During the nine months ended September 30, 2014, we also incurred a $0.6 million charge for translation costs associated with a short-term initiative designed to expand our customers' presence in certain European countries. Lastly, we experienced a $0.2 million increase in credit card vendor transaction fees.
Operating Expenses
Sales and marketing

	Nine Months Ended September 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$42,131	$26,398	$15,733	59.6%
Percentage of total revenue	69.0%	55.6%

The increase in sales and marketing expense was primarily attributable to a $12.8 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. In addition, we experienced a $2.3 million increase in our marketing and advertising expenses, promotional event programs and travel costs. We also experienced a $0.4 million increase in recruiting and placement costs associated with hiring sales and marketing professionals. The increase in sales and marketing expense as a percentage of revenue for the nine months ended September 30, 2014 reflects our strategy of adding sales and marketing professionals and expanding our marketing activities in order to continue to grow our business.

Research and development

	Nine Months Ended September 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Research and development	$12,572	$8,882	$3,690	41.5%
Percentage of total revenue	20.6%	18.7%

The increase in research and development expense was primarily attributable to a $3.5 million increase in salaries and personnel-related costs associated with an increase in research and development personnel. We also experienced a $0.1 million increase in recruiting and placement costs associated with hiring research and development professionals.
General and administrative

	Nine Months Ended September 30,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
General and administrative	$15,850	$8,641	$7,209	83.4%
Percentage of total revenue	26.0%	18.2%

The increase in general and administrative expense was primarily attributable to a $4.8 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business and obligations as a newly public company. Bad debt expense increased by $0.9 million due to our revenue growth and an increase in the number of our customers. We experienced a $0.9 million increase in professional fees related to legal, consulting and audit and tax services. In addition, we experienced a $0.7 million increase in other general administrative costs necessary to support the overall growth in our business.

Liquidity and Capital Resources
Sources of Liquidity
Prior to our IPO in May 2013, we funded our operations primarily through cash from operating activities, bank and subordinated debt borrowings and private placements of our redeemable convertible preferred stock.
We have a loan and security agreement with a bank, which was last amended on September 17, 2014. Under the loan and security agreement, as amended, we have a borrowing capacity under a revolving line of credit in the amount of $10.0 million. The revolving line of credit has a term through September 17, 2016 and requires interest-only payments to be made monthly on any outstanding advances at the bank's prime rate, which was 3.25% at September 30, 2014, plus 0.25%. We are also obligated to pay an unused facility fee in the amount of 0.15% per year on any unused borrowing capacity. At September 30, 2014, we did not have any amounts outstanding under the revolving line of credit. We previously had an equipment line of credit of up to $1.0 million with the same bank, although the equipment line of credit expired in June 2014.
The revolving line of credit is collateralized by all of our assets, excluding our intellectual property, although we may not encumber our intellectual property without the consent of the bank. Under the terms of the loan and security agreement, we are required to meet and maintain specified financial and nonfinancial covenants. As of September 30, 2014, we were in compliance with all such covenants.
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

Upon the closing of the IPO, certain warrants that would otherwise have expired were automatically net exercised into shares of redeemable convertible preferred stock. All then-outstanding shares of the redeemable convertible preferred stock, including the shares issued upon the cashless exercise of the warrants, were automatically converted into an aggregate of 13,401,499 shares of common stock upon the closing of the IPO. The remaining warrants to purchase redeemable convertible preferred stock outstanding as of the closing of the IPO automatically converted into warrants to purchase 216,491 shares of common stock, and the preferred stock warrant liability was reclassified to additional paid-in capital as of May 29, 2013. See Note 4 to our condensed consolidated financial statements included in this quarterly report for additional details regarding these warrants.

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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash (used in) provided by:
Operating activities	$(16,829)	$(1,036)
Investing activities	(6,220)	(2,952)
Financing activities	778	83,581

Operating Activities
For the nine months ended September 30, 2014, our cash used in operating activities of $16.8 million consisted of a net loss of $28.0 million, partially offset by $10.8 million in adjustments for non-cash items and $0.4 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $5.3 million, depreciation and amortization expense of $4.4 million and bad debt expense of $1.0 million. The increase in cash resulting from changes in working capital primarily consisted of an increase in deferred revenue of $2.2 million as a result of an increased number of customers prepaying for subscription services, and a decrease in accounts receivable of $0.6 million as a result of increased cash collections during the period. These increases were partially offset by decreases in operating cash flow due to a decrease in accounts payable and accrued expenses of $1.7 million, primarily driven by timing of payments to our vendors and accrued bonuses and commissions related to the year ended December 31, 2013 that were paid in the first quarter of 2014, and an increase in prepaid expenses and other assets of $0.9 million.
For the nine months ended September 30, 2013, our net cash used in operating activities of $1.0 million consisted of a net loss of $12.0 million, partially offset by $5.8 million in adjustments for non-cash items and $5.2 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $2.6 million, non-cash stock compensation expense of $1.4 million, change in fair value of preferred stock warrants of $1.1 million, which was reclassified to additional paid-in capital upon the closing of our IPO, and accretion of debt discount of $0.4 million. The increase in cash resulting from changes in working capital primarily consisted of an increase in deferred revenue of $4.2 million as a result of an increased number of customers prepaying for subscription services, and an increase in accounts payable and accrued expenses of $2.4 million, primarily driven by increased operating costs during the period. These increases were partially offset by decreases in operating cash flow due to a $1.5 million increase in accounts receivable, primarily driven by increased revenue during the year as we continued to expand our operations, both domestically and internationally.

Investing Activities
For the nine months ended September 30, 2014, cash used in investing activities was $6.2 million, consisting of $5.4 million for the purchase of property and equipment and $0.8 million for the payment of internal-use software development costs.
For the nine months ended September 30, 2013, cash used in investing activities was $3.0 million, consisting of $2.0 million for the purchase of property and equipment and $1.0 million for the payment of internal-use software development costs.

Financing Activities
For the nine months ended September 30, 2014, cash provided by financing activities was $0.8 million, consisting of $1.8 million in cash received upon the exercise of stock options, partially offset by $1.0 million used for the repayment of capital leases.
For the nine months ended September 30, 2013, net cash provided by financing activities was $83.6 million, consisting of $86.1 million of proceeds from our IPO, net of underwriting discounts and commissions but before offering expenses, and $0.9 million in cash received upon the exercise of stock options. These amounts were partially offset by $2.5 million in payments for costs related to our IPO that had been deferred and $0.9 million for repayment of debt and capital leases.

Contractual Obligations
On August 15, 2014, we entered into a lease agreement for the lease of office space to replace our current corporate headquarters. The lease term will commence on the date that construction of the leased premises is substantially complete, which is targeted to be October 15, 2015. The initial term of the lease agreement is for seven years following the lease commencement date, and we may elect to renew the lease term for two additional five-year periods, subject to certain conditions and notice obligations set forth in the lease agreement.
Additionally, during the nine months ended September 30, 2014, we entered into new leases for office space in England and China and also assigned our previous lease for office space in England to a third party. We have also entered into capital leases pertaining to servers and software to support our production and disaster recovery environments.
As a result of the lease agreements entered into during the nine months ended September 30, 2014, the following table updates our commitments for operating and capital lease obligations from those presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$49,584	$2,937	$20,248	$20,326	$6,073
Capital lease obligations	4,555	2,283	2,161	111	—
Total	$54,139	$5,220	$22,409	$20,437	$6,073

Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Foreign Currency Exchange Risk
With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar denominated operating expenses in the United Kingdom, Europe, Australia, Brazil, China and Hong Kong. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our expenses denominated in foreign currencies, a 10% change in foreign exchange rates would have only a minimal impact on our results of operations for the three and nine months ended September 30, 2014. The majority of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We incurred net losses of $20.6 million and $28.0 million during the year ended December 31, 2013 and the nine months ended September 30, 2014, respectively, and we had an accumulated deficit of $128.1 million as of September 30, 2014. We anticipate that our operating expenses will increase substantially in the foreseeable future as we invest in increased sales and marketing and research and development efforts. As a result, we can provide no assurance as to whether or when we will achieve profitability. In addition, as a newly public company, we have begun, and will continue, to incur significant accounting, legal and other expenses that we did not incur as a private company. To achieve profitability, we will need to either increase our revenue sufficiently to offset these higher expenses or significantly reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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

10.1	* +	Schedule of Compensation for Non-Employee Directors, adopted effective as of July 1, 2014.

10.2	*	Office lease, dated as of August 15, 2014, by and between the Registrant and Duke Realty Limited Partnership.

10.3	*
Eleventh Amendment to Loan and Security Agreement, dated as of September 17, 2014, by and among the Registrant, MerchandisingAdvisor Corporation, CA Marketplaces, Inc., ChannelAdvisor UK Limited, CA Washington, LLC and Silicon Valley Bank.

31.1	*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

+	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANNELADVISOR CORPORATION

Date:	November 6, 2014	By:	/s/ John F. Baule
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

10.1	* +	Schedule of Compensation for Non-Employee Directors, adopted effective as of July 1, 2014.

10.2	*	Office lease, dated as of August 15, 2014, by and between the Registrant and Duke Realty Limited Partnership.

10.3	*
Eleventh Amendment to Loan and Security Agreement, dated as of September 17, 2014, by and among the Registrant, MerchandisingAdvisor Corporation, CA Marketplaces, Inc., ChannelAdvisor UK Limited, CA Washington, LLC and Silicon Valley Bank.

31.1	*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

+	Management contract or compensatory plan.