Form 10-K
period 2014-12-31
CHANNELADVISOR CORP
filed 2015-02-26
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 001-35940
CHANNELADVISOR CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	56-2257867
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2701 Aerial Center Parkway Morrisville, NC	27560
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (919) 228-4700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_____________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes     ☒   No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐   Yes     ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes     ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

The aggregate market value of ChannelAdvisor Corporation voting and non-voting common equity held by non-affiliates as of June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $26.36 as reported on the New York Stock Exchange on that date was $567,605,162.

At February 11, 2015, 24,928,232 shares of ChannelAdvisor Corporation Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. "Business," Part I, Item 1A. "Risk Factors,” and Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	the growth of the e-commerce industry and the software-as-a-service, or SaaS, enterprise application software market in general and particularly in our markets;

•	the expected growth of advertising dollars spent on paid search and gross merchandise value, or GMV, sold on comparison shopping websites;

•	consumer adoption of mobile devices and usage for commerce;

•	the growth of social networking and commerce applications;

•	our growth strategy; and

•	our beliefs about our capital expenditure requirements and that our capital resources will be sufficient to meet our anticipated cash requirements through at least the next 12 months.
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

PART I
ITEM 1. BUSINESS
Overview
We are a leading provider of SaaS solutions that enable our retailer and manufacturer customers to integrate, manage and optimize their merchandise sales across hundreds of online channels. Through our platform, we enable our customers to connect with new and existing sources of demand for their products, including e-commerce marketplaces, such as eBay, Amazon, Newegg and Sears, search engines and comparison shopping websites, such as Google, Microsoft’s Bing, and Nextag, and emerging channels, such as Facebook and Pinterest. Our suite of solutions, accessed through a standard web browser, provides our customers with a single, integrated user interface to manage their product listings, inventory availability, pricing optimization, search terms, data analytics and other critical functions across these channels. We also offer a Where to Buy solution that allows branded manufacturers to send visitors to their website directly to authorized resellers and to gain insight into consumer behavior. Our proprietary cloud-based technology platform delivers significant breadth, scalability and flexibility. In 2014, our customers processed approximately $5.7 billion in GMV through our platform.
We serve customers across a wide range of industries and geographies. As of December 31, 2014, we had over 2,800 customers worldwide, including 32% of the top 500 U.S. internet retailers, as ranked by Internet Retailer magazine based on 2013 sales, up from 16% of the top 500 U.S. internet retailers, based on 2007 sales, as of December 31, 2007. Our customers include both traditional and online retailers.
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
We address these challenges by offering retailers and manufacturers SaaS solutions that enable them to integrate, manage and optimize their merchandise sales on our platform across these disparate online channels, as well as with our Where to Buy solution. We generate the majority of our revenue from our customers’ access to and usage of our SaaS solutions, which are organized into modules. Each module integrates with a particular type of channel, such as third-party marketplaces, digital marketing websites and authorized reseller websites, or supports specific online functionality aimed at customers wanting to establish their own e-commerce presence or enhance the effectiveness of their existing storefronts, such as creating webstores or employing rich media solutions on their websites. Using our solutions, customers can:
•connect with new channels and more easily integrate with channels they already use;
•access emerging online sources of consumer demand, such as social networks and mobile devices;
•adapt to the frequently changing policies and requirements of each channel;
•manage real-time inventory allocation and availability across channels;
•implement dynamic pricing and promotion strategies across channels;

•efficiently manage, evaluate and optimize customer traffic to their own e-commerce websites;
•more easily sell into new geographic territories worldwide;

•	provide a seamless consumer journey from manufacturer websites to the e-commerce sites of authorized resellers;

•	reduce dependence on in-house information technology staff and avoid significant up-front capital expenses; and

•	access in real-time the latest product and software upgrades that we regularly release on our SaaS platform to keep up with the rapid pace of change and innovation in the market.
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

•
Growth of additional online consumer touch points.    As consumers have moved more of their shopping and product discovery online, paid search and comparison shopping sites, as well as branded manufacturer websites, have emerged as key influencers and important points of product research for consumers making purchase decisions.

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
The ChannelAdvisor Solution
Our suite of SaaS solutions allows our customers to more easily integrate, manage and optimize their online sales across hundreds of available channels through a single, integrated platform. Our suite of solutions includes a number of individual offerings, or modules. Each module integrates with a particular type of channel, such as third-party marketplaces, digital marketing websites or authorized reseller websites, or supports specific online functionality aimed at customers wanting to establish their own e-commerce presence or enhance the effectiveness of their existing online storefronts, such as creating webstores or employing rich media solutions on their websites.
Using our cloud-based platform, customers can connect to multiple, disparate channels through a single, user-friendly solution instead of separately integrating with each channel. We provide a single code base and multi-tenant architecture for our platform customers, which means that all platform customers operate on the same version of our software and we do not customize our products for individual platform customers. We provide our customers with access to new and existing online channels and new sources of demand for their products, which can ultimately lead to increased revenue for our customers.

The following diagram illustrates our comprehensive cloud-based technology platform:

The ChannelAdvisor Platform
Solutions
Digital Marketing
Google
Bing
Yahoo!
PriceGrabber.com
Shopzilla
Pinterest
and More
Marketplaces
eBay
Rakuten.com
Sears
Newegg
MercadoLivre
Amazon
Trade Me
Tmall
Tesco
and More
Enhancements
Webstores Amplifier
Rich Media
Shopify
Bigcommerce
Retailers
Branded Manufacturers
PRODUCT DATA
ORDERS
Automate
Optimize
Expand
channeladvisor
BIDS & ADS
TRAFFIC
ORDERS
LISTINGS
ORDERS
CONTENT
channeladvisor
Where to Buy
TRAFFIC
Selling Channels
Retailers
Channel Partners
Resellers

We believe our suite of solutions offers the following key benefits for our customers:

•
Single, fully integrated solution.    Through our SaaS platform, we provide our platform customers with a single web-based interface as the central location for them to control, analyze and manage their online sales across hundreds of available channels and multiple geographies. This unified view enables our customers to more cost-effectively manage product listings, inventory availability, pricing optimization, search terms, data analytics and other critical functions across channels based on the customer’s specified rules and performance metrics in order to drive traffic and increase revenue.

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

•
Scalable technology platform.    In 2014, our customers processed approximately $5.7 billion in GMV through our platform. We believe that the scalability of our platform allows us to quickly and efficiently support an increasing number of product listings and transactions processed through our platform as we add new customers, integrate new channels and accommodate seasonal surges in consumer demand.

•
Flexibility to adapt and instantaneous access to our most up-to-date capabilities.     Channels are frequently updating their product information requirements, policies, merchandising strategies and integration specifications, requiring customers to frequently revise their product listings, attributes, business rules and possibly even their overall online business strategies. Without the ability to quickly adapt to these changes, customers risk losing revenue. Through our single code base and multi-tenant architecture, we provide platform customers the latest channel updates through regular product upgrades. When we develop and deploy new features, functions and capabilities, or make changes to keep up with the changing priorities and requirements of each channel, our customers simultaneously benefit from those new capabilities and changes.

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

•
Inventory and order management.    We provide a platform for our customers to upload and modify their product catalog data, monitor inventory stock levels and create a single inventory feed that serves multiple available online channels. Managing inventory and order data is the foundation for much of the customer activity on our platform. We offer a variety of ways for customers to enter and modify product data, including through a sophisticated user interface, file exchange and application programming interfaces, or APIs. Our inventory system is capable of scaling across thousands of customers during critical selling periods, such as the year-end holiday season. The flexibility of the system allows each customer to customize the inventory data specific to its products, such as size, color, height and width, and to vary the format of the data to meet the specific requirements of each channel. Our platform provides various features that allow a customer to list products on multiple channels while mitigating the risk of overselling. These features include the ability to allocate inventory across channels, set buffer quantities to avoid overselling and receive automatic updates based on changes to the customer’s inventory.

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

•
Business rules and templates.    Our platform offers tools that enable a customer to develop and manage sophisticated business rules and product listing templates that automatically determine how and when the product will be displayed in each channel. Through a single interface, a platform customer can utilize these tools to customize product listing descriptions across various channels using different attributes, such as price, time of day and competitive dynamics. For example, a consumer electronics retailer can automatically advertise tens of thousands of products on multiple channels while ensuring real-time accuracy of product availability, optimizing price and managing to specific margin thresholds, all at an individual product level.

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

•
Proprietary reporting and analytics.    We provide proprietary reporting and analytics capabilities that allow our customers to view general product performance and trends affecting their consumer base across multiple channels and to obtain detailed performance data at a channel or stock-keeping unit level that can be used in a particular online sales campaign. Our dashboards highlight sales trends, top performing products, seller reputation and repricing activity, among other key performance indicators. The dashboards also alert customers to issues or errors, such as data that is in a form inconsistent with the requirements of a particular channel. These capabilities provide actionable insights that allow customers to revise their business rules and listings on a real-time basis with the goal of improving their sales and profitability.

•
Developer ecosystem.    We offer third-party developers of complementary e-commerce solutions access to our platform through APIs. These APIs enable these third-party developers to build connections to our platform that meet their specific needs without requiring us to offer customized software code to them. We currently provide APIs to approximately 220 third-party developers who have integrated their solutions with ours. For example, our API integrates our platform with online storefronts provided by Demandware, another provider of SaaS e-commerce solutions, to further streamline our joint customers’ e-commerce operations.
Individual Modules
We offer our software suite to customers through a series of modules. Generally, each of our modules is priced individually and is integrated with our platform’s underlying inventory management system, templates, rules and reporting systems. The primary modules we offer are:

•	Marketplaces. Our Marketplaces module connects customers to third-party marketplaces, including Amazon, Best Buy, eBay, La Redoute, Newegg, Sears.com, Tesco and TradeMe.

•
Digital Marketing. Our Digital Marketing module connects customers to comparison shopping websites such as Google Shopping, Nextag and PriceGrabber, allows customers to advertise products on search engines such as Google, Bing and Yahoo! and connects customers to social commerce sites such as Facebook, Polyvore and Pinterest. Our Digital Marketing module also includes Flex Feeds, which allow customers to generate and send customized product data feeds to their partners, such as affiliate networks, retargeting vendors, personalization vendors and product review platforms.

•
Where to Buy. Our Where to Buy solution allows brands to provide their website visitors with up-to-date information about the authorized resellers that carry their products and the availability of those products. This gives consumers an easy way to find and purchase branded products from an authorized reseller of their choice. The solution improves the consumer experience and helps brands gain a better understanding of consumer behavior through detailed data about the flow of traffic between the brand and retailer.

We also offer two additional modules aimed at customers that want to establish their own e-commerce storefronts or to enhance the effectiveness of their existing storefronts.

•
Webstores Amplifier.    Our Webstores Amplifier module allows customers to connect their product data to a webstore platform such as Shopify and BigCommerce. This connection enables product data on their website to be synchronized with the product catalog data entered in ChannelAdvisor. Additionally, order and post-transaction information is synchronized with their ChannelAdvisor account.

•
Rich Media.    Our Rich Media module provides enhanced media asset management, image zoom, color swatching and video capabilities and is targeted to customers seeking to enhance product merchandising and their consumers’ online experience on their e-commerce websites, thereby improving conversion rates.

Our Customers
As of December 31, 2014, we had over 2,800 core customers worldwide, including retail and manufacturer customers across many consumer product categories, and served 32% of the Internet Retailer Top 500 based on 2013 sales. For the year ended December 31, 2014, our ten largest customers in the aggregate accounted for 6.2% of our total revenue. No single customer accounted for more than 2% of our total revenue during the year ended December 31, 2014.

The following chart provides a breakdown of our core customer base as of December 31, 2014 by retail category:
The following chart shows the breakdown of our core customer base as of December 31, 2014 by geography:
The percentages in the charts above reflect the number of core customers in the specified categories. We assign each customer to one of the retail categories shown in the first chart based on the primary category of merchandise it sells or promotes online, even though some customers may sell merchandise in more than one category. We categorize U.S. and international customers based on their billing address.

We also classify our platform customers into self-service accounts and managed-service accounts. Self-service customers operate our software themselves, while managed-service customers generally outsource most or all of the management of one or more channels to our professional services team, which then operates our software on the customer’s behalf based on instructions provided to us by the customer. Our self-service customers account for a majority of our revenue.
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
We physically host our platform in three secure third-party data center facilities located in North America. We deploy both hardware we own and hardware we lease, including servers, networking systems and storage systems, in these data center facilities. We use hardware and software virtualization to maximize the utilization we achieve from our hardware systems. The data center facilities are biometrically secured, environmentally controlled and redundantly powered. We employ system security, including firewalls, encryption technology and antivirus software, and we conduct regular system tests and vulnerability and intrusion assessments. In the event of failure, we have engineered our systems with backup and recovery capabilities designed to provide for business continuity within each data center. We also make use of third-party cloud-based systems, such as content delivery networks, to push some of our storage and processing into the cloud.
Research and Development
Our research and development efforts are focused on enhancing the architecture of our technology platform, creating additional functionality for our customers, enhancing our external developer APIs and maintaining and extending the various points of integration we have to the online channels we support. As of December 31, 2014, we had a total of 102 employees engaged in research and development functions.
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
We have two patent applications pending in the United States and one patent application pending in Brazil. We expect to apply for additional patents to protect our intellectual property as appropriate. We own U.S., European Union and Australian trademark registrations for ChannelAdvisor and have trademark registrations pending in other countries.
In addition to the foregoing, we have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment-of-inventions agreements with employees, independent contractors, consultants and companies with which we conduct business.
Backlog
Backlog represents the total committed subscription fees to be received under our customer contracts that has not yet been recognized as revenue. As of December 31, 2014 and 2013, our backlog was approximately $43.4 million and $38.2 million, respectively. As described in this report, our customer contracts usually have a term of one year, and therefore the substantial majority of our backlog is expected to be recognized as revenue within the one-year contract term. However, because revenue for any period is a function of revenue recognized from deferred revenue and backlog under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, our backlog at the beginning of any period is not necessarily indicative of our future performance. Our presentation of backlog may differ from other companies in our industry.
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
Employees
As of December 31, 2014, we had 683 employees, most of whom are located in the United States. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights. We consider our relationship with our employees to be good.
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
We incurred net losses of $34.5 million and $20.6 million during the years ended December 31, 2014 and 2013, respectively, and we had an accumulated deficit of $134.6 million as of December 31, 2014. We anticipate that our operating expenses will increase substantially in the foreseeable future as we invest in increased sales and marketing and research and development efforts. As a result, we can provide no assurance as to whether or when we will achieve profitability. In addition, as we became a public company in 2013, we will continue to incur significant accounting, legal and other expenses that we did not incur as a private company. To achieve profitability, we will need to either increase our revenue sufficiently to offset these higher expenses or significantly reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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
Our growth depends in part on the success of our strategic relationships with third parties.
We anticipate that we will continue to depend on our relationships with various third parties, including marketplaces and technology and content providers, in order to grow our business. Identifying, negotiating and documenting relationships with these third parties may require significant time and resources as does integrating their content and technology with our solutions. If the third-party content or technology integrated with our solutions is not well received by our customers, our brand and reputation could be negatively affected. Our agreements with third-party business partners are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. If and to the extent that any of these third parties compete with us, it could hurt our growth prospects.

If the e-commerce market does not grow, or grows more slowly than we expect, particularly on the channels that our solutions support, demand for our online channel management solutions could be adversely affected.
For our existing customers and potential customers to be willing to subscribe to our solutions, the internet must continue to be accepted and widely used for selling merchandise. As e-commerce continues to evolve, regulation by federal, state or foreign agencies may increase. Any regulation imposing greater fees for internet use or restricting information exchanged over the internet could result in a decline in the use of the internet, which could harm our business.
In addition, if consumer utilization of our primary e-commerce channels, such as Amazon, eBay and Google, does not grow or grows more slowly than we expect, demand for our solutions would be adversely affected, our revenue would be negatively impacted and our ability to pursue our growth strategy and become profitable would be compromised.
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

We may have to develop alternative systems to collect user revenue data if users block cookies or regulations introduce barriers to collecting cookie data. In addition, third parties may develop technology or policies to harvest user data, including through next-generation web browsers or other means, which could subsequently prevent us from directly importing data to our systems. We may not be able to develop adequate alternatives to cookie data collection, which could negatively impact our ability to reliably measure GMV.
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
We have adopted a pricing model under which a portion of the subscription fees we receive from most of our customers is variable, based on the amount of our customers’ GMV processed through our platform that exceeds a specified amount established by contract, which we refer to as variable subscription fees. Most of our customer contracts include this variable subscription fee component. If sales by our customers processed through our platform were to decline, or if more of our customers require fully fixed pricing terms that do not provide for any variability based on their GMV processed through our platform, our revenue and margins could decline.
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

Our business and growth objectives also may be hindered if our efforts to expand our sales team do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel or if our new sales personnel are unable to achieve expected productivity levels in a reasonable period of time, we may not be able to significantly increase our revenue and grow our business.
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
Cybersecurity incidents could endanger the confidentiality, integrity and availability of our information resources and the information we collect, use, store and disclose. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. We believe that we take reasonable steps to protect the security, integrity and confidentiality of the information we collect, use, store, and disclose, but there is no guarantee that inadvertent or unauthorized data access will not occur despite our efforts. For example, we could be impacted by software bugs or other technical malfunctions, as well as employee error or malfeasance. Any unauthorized access or use of information, virus or similar breach or disruption to our, our customers’, or our partners’ systems and security measures could result in disrupted operations, loss of information, damage to our reputation and customer relationships, early termination of our contracts and other business losses, indemnification of our customers, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, financial penalties, litigation, regulatory investigations, and other significant liabilities, any of which could materially harm our business.
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
In addition, in the past, stockholders have initiated class action lawsuits against technology companies following periods of volatility in the market prices of these companies’ stock. In January 2015, two purported class action complaints were filed alleging violations of the federal securities laws against a group of defendants including us and certain of our current executive officers. We are currently evaluating the claims asserted in these two matters. These cases, and additional litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Action of 2010, and the rules and regulations of the NYSE. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting and perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. This requires that we incur substantial professional fees and internal costs to our accounting and finance functions and that we expend significant management efforts.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES

Our principal offices occupy approximately 67,000 square feet of leased office space in Morrisville, North Carolina pursuant to a lease agreement that expires in September 2021. In August 2014, we entered into a lease agreement for the lease of approximately 137,000 square feet of office space to replace our current corporate headquarters. The building containing the leased space is being constructed, and the lease term will commence on the date that the construction of the leased premises is substantially complete, which is targeted to be October 2015. Refer to Part II, Item 8. "Note 6 - Commitments and Contingencies" of this Annual Report for additional information.

We also maintain sales, service, support or research and development offices in Seattle, Washington; London, England; Limerick, Ireland; Berlin, Germany; Melbourne, Australia; Sydney, Australia; Sao Paulo, Brazil; Shanghai, China; and Shenzhen, China.

We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
ITEM 3. LEGAL PROCEEDINGS
Dice v. ChannelAdvisor Corporation et al. and Gracia v. ChannelAdvisor Corporation et al. On January 23, 2015, plaintiff Justin Dice filed a purported class action complaint in the U.S. District Court for the Southern District of New York, alleging violations of the federal securities laws against us and certain of our executive officers. Plaintiff alleges that the defendants engaged in a fraudulent scheme to artificially inflate the price of our common stock by making false and misleading statements to investors concerning our financial guidance for the fourth quarter of 2014. On January 26, 2015, plaintiff David Gracia also filed a purported class action complaint in in the U.S. District Court for the Southern District of New York, in which Plaintiff brings the same claims, against the same named defendants, as in the action brought by Mr. Dice. The complaint names us and certain of our executive officers. We are currently evaluating the claims asserted in these two matters.
In addition, from time to time, we are subject to litigation and claims arising in the ordinary course of business but except as stated above, we are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock commenced trading on the NYSE under the symbol "ECOM" on May 23, 2013. Prior to our IPO, there was no public market for our common stock.
The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NYSE:

	2013 *		2014
	High	Low	High	Low
First quarter			$49.90	$35.41
Second quarter	$19.77	$14.25	$39.36	$19.11
Third quarter	$41.25	$15.16	$27.16	$15.31
Fourth quarter	$44.08	$31.90	$22.47	$11.83

* Beginning on May 23, 2013.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between May 23, 2013, the date on which our common stock began trading on the New York Stock Exchange, and December 31, 2014, with the comparative cumulative total return of such amount on (i) the Dow Jones Industrial Average Total Return and (ii) the NASDAQ Computer Index over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends. The graph assumes our closing sales price on May 23, 2013 of $18.44 per share as the initial value of our common stock.
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
Stockholders
As of February 11, 2015, there were 107 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the Securities and Exchange Commission on May 23, 2013. During the period from the closing of the IPO through December 31, 2014, we used the proceeds from the IPO as follows: approximately $27.9 million to fund operations, approximately $16.5 million for debt and capital lease repayments, approximately $10.9 million for capital expenditures and approximately $8.0 million for the acquisition of E-Tale Holdings Limited, or E-Tale.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Parties
None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 is derived from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Consolidated statement of operations data:
Revenue	$84,901	$68,004	$53,587	$43,570	$36,688
Cost of revenue	24,220	18,088	14,749	12,248	12,164
Gross profit	60,681	49,916	38,838	31,322	24,524
Operating expenses:
Sales and marketing	55,829	37,458	24,326	19,106	14,867
Research and development	16,585	12,669	10,109	8,842	8,416
General and administrative	22,275	14,154	8,252	6,551	6,111
Total operating expenses	94,689	64,281	42,687	34,499	29,394
Loss from operations	(34,008)	(14,365)	(3,849)	(3,177)	(4,870)
Total other (expense) income	(465)	(6,060)	(1,154)	(636)	258
Loss before income taxes	(34,473)	(20,425)	(5,003)	(3,813)	(4,612)
Income tax expense (benefit)	41	203	(70)	51	112
Net loss	$(34,514)	$(20,628)	$(4,933)	$(3,864)	$(4,724)
Net loss per share—basic and diluted	$(1.40)	$(1.51)	$(4.23)	$(3.45)	$(4.77)
Weighted average shares of common stock outstanding used in computing net loss per share—basic and diluted	24,619,714	13,695,804	1,164,942	1,120,902	989,780
Stock-based compensation expense included above:
Cost of revenue	$533	$204	$64	$15	$21
Sales and marketing	2,911	607	224	16	59
Research and development	864	348	105	58	38
General and administrative	3,673	940	245	111	216
Other financial data:
Adjusted EBITDA(1)	$(19,532)	$(8,532)	$(277)	$(910)	$(422)
 ____________________________

(1)
We define adjusted EBITDA as net loss plus or (minus): income tax expense (benefit), interest expense, depreciation and amortization, stock-based compensation, acquisition-related costs and loss on extinguishment of debt. Please see “—Adjusted EBITDA” for more information and for a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States, or GAAP.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$68,366	$104,406	$10,865	$4,998	$6,939
Accounts receivable, net	14,619	13,951	9,571	7,677	6,235
Restricted cash	633	685	687	886	890
Total assets	127,047	148,786	48,022	35,777	36,029
Long-term debt, including current portion	—	—	10,972	4,826	5,330
Series A and Series C warrants liability	—	—	3,235	592	331
Total liabilities	33,399	31,006	33,706	17,217	13,973
Total redeemable convertible preferred stock	—	—	90,495	90,413	90,363
Additional paid-in capital	228,370	218,330	3,584	2,932	2,684
Total stockholders’ equity (deficit)	93,648	117,780	(76,179)	(71,853)	(68,307)

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
Because of these and other limitations, you should consider adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net loss	$(34,514)	$(20,628)	$(4,933)	$(3,864)	$(4,724)
Adjustments:
Interest expense, net	209	2,960	1,185	642	486
Income tax expense (benefit)	41	203	(70)	51	112
Depreciation and amortization expense	6,264	3,722	2,903	2,061	3,370
Total adjustments, net	6,514	6,885	4,018	2,754	3,968
EBITDA	(28,000)	(13,743)	(915)	(1,110)	(756)
Stock-based compensation expense	7,981	2,099	638	200	334
Acquisition-related costs	487	—	—	—	—
Loss on extinguishment of debt	—	3,112	—	—	—
Adjusted EBITDA	$(19,532)	$(8,532)	$(277)	$(910)	$(422)

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
Overview
We are a leading provider of software-as-a-service, or SaaS, solutions that enable our retailer and manufacturer customers to integrate, manage and optimize their merchandise sales across hundreds of online channels. Through our platform, we enable our customers to connect with new and existing sources of demand for their products, including e-commerce marketplaces, such as eBay, Amazon and Newegg, search engines and comparison shopping websites, such as Google, Bing, Nextag and Sears, and emerging channels, such as Facebook and Pinterest. Our suite of solutions, accessed through a standard web browser, provides our customers with a single, integrated user interface to manage their product listings, inventory availability, pricing optimization, search terms, data analytics and other critical functions across these channels. We also offer a Where to Buy solution that allows branded manufacturers to send visitors to their website directly to authorized resellers and to gain insight into consumer behavior. Our proprietary cloud-based technology platform delivers significant breadth, scalability and flexibility to our customers. In 2014, our customers processed approximately $5.7 billion in gross merchandise value, or GMV, through our platform.
We sell subscriptions to our SaaS solutions primarily through our direct sales force. Our customers include the online businesses of traditional retailers, online retailers and branded manufacturers, as well as advertising agencies that use our solutions on behalf of their retailer clients. As of December 31, 2014, we had over 2,800 core customers worldwide, including 32% of the top 500 U.S. internet retailers, as identified by Internet Retailer magazine based on their 2013 online sales.
We operate in one segment and derive a majority of our revenue from our customers’ access to and usage of our SaaS solutions, which are organized into modules. Each module integrates with a particular type of channel, such as third-party marketplaces, digital marketing websites and authorized reseller websites, or supports a specific online functionality, such as creating webstores or employing rich media solutions on their websites. The majority of our revenue is derived from subscription fees paid to us by our customers for access to and usage of our SaaS solutions for a specified contract term, which is usually one year. A portion of the subscription fee is typically fixed and is based on a specified minimum amount of GMV that a customer expects to process through our platform. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV processed through our platform in excess of the customer’s specified minimum GMV amount. We also receive implementation fees, which may include fees for providing launch assistance and training.
We have grown our total revenue from $53.6 million for the year ended December 31, 2012 to $84.9 million for the year ended December 31, 2014, a compound annual growth rate of 25.9%. Our revenue growth has been driven primarily by an increase in the number of core customers utilizing our solutions and an increase in the average revenue per core customer, as well as by an increase in the amount of our customers’ GMV processed through our platform. During 2014, 22.0% of our core revenue and 22.5% of our total revenue was derived from customers located outside of the United States. We currently offer the same solutions internationally as we do in the United States, and we intend to continue expanding our international operations.
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
We face a variety of challenges and risks, which we will need to address and manage as we pursue our growth strategy. In particular, we will need to continue to innovate in the face of a rapidly changing e-commerce landscape if we are to remain competitive, and we will need to effectively manage our growth, especially related to our international expansion. In addition, as consumer preferences potentially shift from smaller retailers, we need to continue to add large retailers and branded manufacturers as profitable customers. These customers generally pay a lower percentage of GMV as fees based on the high volume of their GMV processed through the platform. We continue to focus our efforts on increasing value for our customers to support higher rates.

Although e-commerce continues to expand as retailers and manufacturers continue to increase their online sales, it is also becoming more complex and fragmented due to the hundreds of channels available to retailers and manufacturers and the rapid pace of change and innovation across those channels. In order to gain consumers’ attention in a more crowded and competitive online marketplace, many retailers and an increasing number of manufacturers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of large online retailers, and as a result we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth. As of December 31, 2014, we supported 41 marketplaces, up from 35 at December 31, 2013.

We believe the growth in e-commerce globally presents an opportunity for retailers and manufacturers to engage in international sales. However, country-specific marketplaces are often the market share leaders in their regions, as is the case for Alibaba in Asia and MercadoLibre in much of Latin America. In order to help our customers capitalize on this potential market opportunity, and to address our customers’ needs with respect to cross-border trade, during 2013 and 2014, we have expanded our presence in the Asia-Pacific and Latin America regions through the opening of two offices in China, an office in Brazil and an additional office in Australia. Doing business overseas involves substantial challenges, including management attention and resources needed to adapt to multiple languages, cultures, laws and commercial infrastructure, as further described in this report under the caption “Risks Related to our International Operations.”

Our senior management continuously focuses on these and other trends and challenges, and we believe that our culture of innovation and our history of growth and expansion will contribute to the success of our business. We cannot, however, assure you that we will be successful in addressing and managing the many challenges and risks that we face.
Key Financial and Operating Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our performance and project our future performance. These metrics aid us in developing and refining our growth strategies and making strategic decisions. We discuss revenue, gross margin and the components of net loss in the section below entitled “—Components of Operating Results.” In addition, we utilize other key metrics as described below.
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
Number of Core Customers
The number of customers subscribing to our solutions is a primary determinant of our core revenue. We refer to the customers who subscribe to any of our solutions, other than the non-core, legacy products described above, as our core customers. The number of core customers was 2,841, 2,429 and 1,928 as of December 31, 2014, 2013 and 2012, respectively.
Average Revenue per Core Customer
The average revenue generated by our core customers is the other primary determinant of our core revenue. We calculate this metric by dividing our total core revenue for a particular period by the average monthly number of core customers during the period, which is calculated by taking the sum of the number of core customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per core customer in absolute dollars on a rolling twelve-month basis, but we may also calculate percentage changes in average revenue per core customer on a quarterly basis in order to help us evaluate our period-over-period performance. Our average revenue per core customer was $31,400, $30,670 and $28,050 for the years ended December 31, 2014, 2013 and 2012, respectively.

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
For each of the twelve months ended December 31, 2014, 2013 and 2012, our subscription dollar retention rate exceeded 100%.
Adjusted EBITDA
Adjusted EBITDA represents our earnings before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted to eliminate stock-based compensation expense, acquisition-related costs and loss on extinguishment of debt. We believe that excluding these expenses in calculating adjusted EBITDA provides our management with a useful measure for period-to-period comparisons of our business. However, adjusted EBITDA is not a measure calculated in accordance with GAAP. Please refer to Item 6. "Selected Financial Data—Adjusted EBITDA” in this Annual Report for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measurement, for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.
Adjusted EBITDA should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner that we do. We prepare adjusted EBITDA to eliminate the impact of stock-based compensation expense, acquisition-related costs and loss on extinguishment of debt, which we do not consider indicative of our operating performance. We encourage you to evaluate these adjustments, the reasons we consider them appropriate and the material limitations of using non-GAAP measures as described in Item 6. "Selected Financial Data—Adjusted EBITDA.”
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
Because our customer contracts generally contain both fixed and variable pricing components, changes in GMV between periods do not translate directly or linearly into changes in our revenue. We use customized pricing structures for each of our customers depending upon the individual situation of the customer. For example, some customers may commit to a higher specified minimum GMV amount per month in exchange for a lower fixed percentage fee on that committed GMV. In addition, the percentage fee assessed on the variable GMV in excess of the committed minimum for each customer is typically higher than the fee on the fixed, committed portion. As a result, our overall revenue could increase or decrease even without any change in overall GMV between periods, depending on which customers generated the GMV. In addition, changes in GMV from month to month for any individual customer that are below the specified minimum amount would have no effect on our revenue from that customer, and each customer may alternate between being over the committed amount or under it from month to month. For these reasons, while GMV is an important qualitative and long-term directional indicator, we do not regard it as a useful quantitative measurement of our historic revenues or as a predictor of future revenues.
The following table shows the percentage of our total revenue attributable to fixed subscription fees plus implementation fees, as compared to the percentage attributable to variable subscription fees, for each of the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(as a percentage of total revenue)
Fixed subscription fees plus implementation fees	74.4%	66.8%	61.4%
Variable subscription fees	25.6	33.2	38.6
Total revenue	100.0%	100.0%	100.0%
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
General and administrative expense.    General and administrative expense consists primarily of salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation. Additional expenses include consulting and professional fees, insurance, bad debt expense, investor relations, other corporate expenses and travel, as well as costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies.
Other Income (Expense)
Other income (expense) consists primarily of the loss on the extinguishment of our subordinated loan for the year ended December 31, 2013, interest income and interest expense. Interest income represents interest received on our cash and cash equivalents. During the year ended December 31, 2014, interest expense consisted primarily of interest on our capital leases. During the year ended December 31, 2013, interest expense consisted primarily of the interest incurred on outstanding borrowings, the accretion of the debt discount on our subordinated loan prior to extinguishment, the amortization of deferred financing costs, interest on our capital leases and, prior to the closing of our IPO on May 29, 2013, changes in the fair value of our preferred stock warrant liability.
Other income (expense) also includes the net effect of foreign currency revaluation gains and losses.
Income Tax Expense (Benefit)
Income tax expense (benefit) consists of U.S. federal, state and foreign income taxes. We incurred income tax expense for the years ended December 31, 2014 and 2013 and an income tax benefit for the year ended December 31, 2012.

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

	Year Ended December 31,
	2014		2013		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$84,901	100.0%	$68,004	100.0%	$16,897	24.8%
Cost of revenue	24,220	28.5	18,088	26.6	6,132	33.9
Gross profit	60,681	71.5	49,916	73.4	10,765	21.6
Operating expenses:
Sales and marketing	55,829	65.8	37,458	55.1	18,371	49.0
Research and development	16,585	19.5	12,669	18.6	3,916	30.9
General and administrative	22,275	26.2	14,154	20.8	8,121	57.4
Total operating expenses	94,689	111.5	64,281	94.5	30,408	47.3
Loss from operations	(34,008)	(40.0)	(14,365)	(21.1)	(19,643)	136.7
Other (expense) income:
Loss on extinguishment of debt	—	—	(3,112)	(4.6)	3,112	*
Interest expense, net	(209)	(0.2)	(2,960)	(4.4)	2,751	(92.9)
Other income, net	(256)	(0.3)	12	0.0	(268)	*
Total other (expense) income	(465)	(0.5)	(6,060)	(9.0)	5,595	(92.3)
Loss before income taxes	(34,473)	(40.5)	(20,425)	(30.1)	(14,048)	68.8
Income tax expense	41	—	203	0.3	(162)	(79.8)
Net loss	$(34,514)	(40.5)%	$(20,628)	(30.4)%	$(13,886)	67.3
* = not meaningful
Revenue

	Year Ended December 31,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Revenue	$84,901	$68,004	$16,897	24.8%
The increase in revenue for the year ended December 31, 2014 was mainly driven by an increase in our core revenue, which is discussed below, and the expansion of our international operations. This growth in core revenue was partially offset by a $0.5 million, or 30.0%, decrease in our non-core revenue over the same period, as the products associated with our non-core, legacy acquisitions became a less significant part of our overall business focus.
Our revenue from international operations of $19.1 million, or 22.5% of total revenue, for the year ended December 31, 2014 increased from $14.2 million, or 20.8% of total revenue, for the year ended December 31, 2013. The increase in revenue from our international operations was primarily attributable to an increase in the number of international customers. During 2014, we continued our expansion in the Asia-Pacific and Latin America regions.

Core Revenue

	Year Ended December 31,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Core revenue	$83,648	$66,215	$17,433	26.3%
Percentage of total revenue	98.5%	97.4%
Non-core revenue	$1,253	$1,789	$(536)	(30.0)%
Percentage of total revenue	1.5%	2.6%
Total revenue	$84,901	$68,004	$16,897	24.8%
The growth in core revenue was primarily attributable to a 17.0% increase in the number of core customers using our platform at December 31, 2014 as compared to December 31, 2013. The increase in core customers accounted for 88.8% of the increase in core revenue during the year ended December 31, 2014.
In addition, we experienced a 2.4% increase in the average revenue per core customer during the year ended December 31, 2014 as compared to the year ended December 31, 2013, which accounted for 11.2% of the increase in core revenue during the period. The increase in the average revenue per core customer was primarily attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the year. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per core customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they generate a higher amount of GMV from which we derive revenue and in some cases they may subscribe to additional modules on our platform, thereby increasing our subscription revenue.
Cost of Revenue

	Year Ended December 31,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$24,220	$18,088	$6,132	33.9%
Percentage of total revenue	28.5%	26.6%

The increase in cost of revenue was primarily attributable to a $4.0 million increase in salaries and personnel-related costs, as we increased the number of employees providing services to our expanding customer base and supporting our platform infrastructure from 144 at December 31, 2013 to 159 at December 31, 2014. In addition, we experienced a $1.6 million increase in co-location facility costs and depreciation expense associated with equipment for our data centers. During the year ended December 31, 2014, we also incurred a $0.6 million charge for translation costs associated with a short-term initiative designed to expand our customers' presence in certain European countries.
Operating Expenses
Sales and marketing

	Year Ended December 31,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$55,829	$37,458	$18,371	49.0%
Percentage of total revenue	65.8%	55.1%
The increase in sales and marketing expense was primarily attributable to a $16.3 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. The number of full-time sales and marketing employees increased from 301 at December 31, 2013 to 361 at December 31, 2014. In addition, we experienced a $1.7 million increase in our marketing and advertising expenses, promotional event programs and travel costs and a $0.3 million increase in recruiting and placement costs associated with hiring sales and marketing professionals. The increase in sales and marketing expense as a percentage of revenue for the year ended December 31, 2014 reflects the implementation of our strategy of adding sales and marketing professionals and expanding our marketing activities in order to continue to grow our business.
Research and development

	Year Ended December 31,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
Research and development	$16,585	$12,669	$3,916	30.9%
Percentage of total revenue	19.5%	18.6%
The increase in research and development expense was primarily attributable to a $4.0 million increase in salaries and personnel-related costs associated with an increase in research and development personnel. The number of full-time research and development employees increased from 93 at December 31, 2013 to 102 at December 31, 2014.
General and administrative

	Year Ended December 31,		Period-to-Period Change
	2014	2013	Amount	Percentage
	(dollars in thousands)
General and administrative	$22,275	$14,154	$8,121	57.4%
Percentage of total revenue	26.2%	20.8%

The increase in general and administrative expense was primarily attributable to a $5.6 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business and fulfill our obligations as a public company as well as an increase in stock-based compensation expense. The number of full-time general and administrative employees increased from 56 at December 31, 2013 to 61 at December 31, 2014. Bad debt expense increased by $1.0 million due to our revenue growth and an increase in the number of our customers. We also experienced a $0.7 million increase in professional fees related to legal, consulting, audit and tax services to support our growing business and fulfill our obligations as a public company. Lastly, we incurred transaction costs related to the acquisition of E-Tale of $0.5 million during the year ended December 31, 2014. See Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report for additional information regarding this acquisition.

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

The growth in core revenue was primarily attributable to a 26.0% increase in the number of core customers using our platform at December 31, 2013 as compared to December 31, 2012. The increase in core customers accounted for 62.3% of the increase in core revenue during the year ended December 31, 2013.
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
We have a loan and security agreement with a bank, which was last amended on September 17, 2014. Under the loan and security agreement, as amended, we have a borrowing capacity under a revolving line of credit in the amount of $10.0 million. The revolving line of credit has a term through September 17, 2016 and requires interest-only payments to be made monthly on any outstanding advances at the bank's prime rate, which was 3.25% at December 31, 2014, plus 0.25%. We are also obligated to pay an unused facility fee in the amount of 0.15% per year on any unused borrowing capacity. At December 31, 2014, we did not have any amounts outstanding under the revolving line of credit. We previously had an equipment line of credit of up to $1.0 million with the same bank, although the equipment line of credit expired in June 2014.
The revolving line of credit is collateralized by all of our assets, excluding our intellectual property, although we may not encumber our intellectual property without the consent of the bank. Under the terms of the loan and security agreement, we are required to meet and maintain specified financial and nonfinancial covenants. As of December 31, 2014, we were in compliance with all such covenants.
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
Working Capital
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated:

	As of and for the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash and cash equivalents	$68,366	$104,406	$10,865
Accounts receivable, net of allowance	14,619	13,951	9,571
Working capital	60,666	94,383	3,006
Cash (used in) provided by:
Operating activities	(21,535)	(5,314)	1,191
Investing activities	(14,851)	(5,218)	(2,094)
Financing activities	361	104,164	6,806
Our cash at December 31, 2014 was held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts and short-term money market accounts that are currently providing only a minimal return.
Of our total cash and cash equivalents, approximately 4% was held outside of the United States at December 31, 2014. Our international operations primarily consist of selling and marketing functions supported by our U.S. operations, and we are dependent on our U.S. operations for our international working capital needs. If our cash and cash equivalents held outside of the United States were ever needed for our operations inside the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. We currently intend to permanently reinvest these foreign amounts outside the United States, and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. operations.
Cash Flows
Operating Activities
Our cash flows from operating activities are largely driven by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the amount of customers using our platform and the amount and timing of customer payments. Our cash flows from operations are affected by the seasonality of our business as noted above. As a result, we experience variations in the timing of invoicing and the receipt of payments from our customers.
For the year ended December 31, 2014, our cash used in operating activities of $21.5 million consisted of a net loss of $34.5 million and $2.7 million of cash used in changes in working capital, partially offset by $15.7 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $8.0 million, depreciation and amortization expense of $6.3 million and bad debt expense of $1.3 million. The decrease in cash resulting from changes in working capital primarily consisted of a decrease in accounts payable and accrued expenses of $2.7 million, primarily driven by timing of payments to our vendors. Further, we experienced an increase in accounts receivable of $1.4 million as a result of increased revenue and customer growth and an increase in prepaid expenses and other assets of $1.1 million due to prepayments of general corporate expenses that we did not incur in 2013. These decreases in cash were partially offset by an increase in operating cash flow due to an increase in deferred revenue of $2.4 million as a result of an increased number of customers prepaying for subscription services.
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
Investing Activities
Our cash flows from investing activities generally consist of acquisitions, capitalized expenditures to create internally developed software and implement software purchased for internal use, and purchases of property and equipment to support the expansion of our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
For the year ended December 31, 2014, net cash used in investing activities was $14.9 million, consisting of $8.0 million paid for the acquisition of E-Tale, net of cash acquired, as well as $6.0 million for the purchase of property and equipment and $0.8 million for the payment of internal-use software development costs.
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
Financing Activities
Our cash flows from financing activities consist of proceeds from issuance of our common stock, as well as proceeds from and payments on debt obligations entered into to fund our operations. In addition, our cash flows from financing activities include proceeds from the exercises of stock options and common stock warrants.
For the year ended December 31, 2014, net cash provided by financing activities was $0.4 million, consisting of $2.1 million in cash received upon the exercise of stock options, partially offset by $1.7 million used for the repayment of capital leases.
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
Operating and Capital Expenditure Requirements
Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash balances, which include the net proceeds from our public offerings, will be sufficient to meet our cash requirements for at least the next 12 months. During this period, we expect our capital expenditure requirements to be approximately $10.0 million to $12.0 million, which will primarily consist of computer hardware, purchased software and furniture and office equipment.
Contractual Obligations
Our principal commitments consist of non-cancelable leases for our office space and computer equipment and purchase commitments for our co-location and other support services. Our operating lease obligations exclude the impact of future expected sublease income. The following table summarizes these contractual obligations at December 31, 2014. Future events could cause actual payments to differ from these estimates.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$48,723	$3,976	$19,369	$18,922	$6,456
Capital lease obligations	3,992	1,887	2,105	—	—
Purchase commitments	2,808	2,059	749	—	—
Total	$55,523	$7,922	$22,223	$18,922	$6,456
Because we are unable to reasonably estimate the timing of settlements and any future payments related to uncertain tax positions, such liabilities are not included in the above table. However, as of December 31, 2014, we have recognized a total of $0.1 million related to such liabilities, which are included in other long-term liabilities in our consolidated balance sheets included in this Annual Report.
On January 26, 2015, we entered into a sublease agreement to lease a portion of our office space in London, England through December 2018. We anticipate receiving $0.6 million in annual rental payments during the term of the sublease agreement, based on the exchange rate as of December 31, 2014.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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

Revenue Recognition and Deferred Revenue
We derive the majority of our revenue from subscription fees paid to us by our customers for access to and usage of our SaaS platform for a specified contract term, which is typically one year. A portion of the subscription fee is typically fixed and is based on a specified minimum amount of GMV that a customer expects to process through our platform over the contract term. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV processed through our platform in excess of the customer’s specified minimum GMV amount. We also receive implementation fees, which may include fees for providing launch assistance and training. Customers do not have the contractual right to take possession of our software at any time.
Accounts Receivable and Allowances for Doubtful Accounts
Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts that we maintain for estimated losses expected to result from the inability of some customers to make payments as they become due. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, our actual collection experience has not varied significantly from our estimates, due primarily to our collection policies and the financial strength of our customers. However, adverse changes in general economic conditions could affect our allowance estimates, collectibility of accounts receivable, cash flows and results of operations. At December 31, 2014, our allowance for doubtful accounts was 4.4% of our gross accounts receivable. A hypothetical 1% increase or decrease in the value of our allowance for doubtful accounts receivable as of December 31, 2014 would have resulted in an increase or decrease of $0.2 million to our pre-tax net loss for the year ended December 31, 2014.
Business Combinations
We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Transaction and integration costs are expensed as incurred. Any excess of the acquisition price over the estimated fair value of net assets acquired is recorded as goodwill.
Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are inherently uncertain and subject to refinement and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items periodically based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
Goodwill
We test goodwill for impairment annually on December 31 or more frequently if events or changes in business circumstances indicate the asset might be impaired. Under Accounting Standards Update (ASU) No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount. The qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events, changes in circumstances and after-tax cash flows.
If the qualitative factors indicate that the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, then we do not consider the assigned goodwill to be impaired. However, if the qualitative factors indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we then test goodwill for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s carrying value, step two is performed to measure the amount of the impairment, if any. In the second step, the fair value of goodwill is determined by deducting the fair value of the reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if the reporting unit had just been acquired and the fair value was being initially allocated. If we determine that the carrying value of goodwill exceeds the implied fair value, we would record an impairment charge in the period in which the determination is made. As of December 31, 2014, we concluded that there was no impairment of goodwill.
In connection with the acquisition of E-Tale in October 2014, we recorded a $5.4 million increase in goodwill. See Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report for information regarding the purchase price allocation and recording of goodwill in connection with this acquisition.
Stock-Based Compensation
Stock-based compensation awards, which include stock options and restricted stock units, or RSUs, are measured at fair value at each grant date. Prior to our IPO, we considered what we believed to be comparable publicly traded companies, discounted free cash flows, and an analysis of our enterprise value in estimating the fair value of our common stock. We recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. Options generally vest quarterly over a four-year period. RSUs generally vest annually over a four year period.
The determination of the fair value of stock options is affected by a number of variables, including estimates of the fair value of our common stock, expected stock price volatility, risk-free interest rate and the expected life of the award. We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. Black-Scholes and other option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Refer to Note 10 to our consolidated financial statements appearing elsewhere in this Annual Report for the assumptions used for estimating the fair value of stock options granted to employees.
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

Following our IPO, the fair value of our common stock, for purposes of determining the grant date fair value of option and RSU awards, has been determined by using the closing market price per share of our common stock as quoted on the New York Stock Exchange on the date of grant.
Our estimate of pre-vesting forfeitures, or forfeiture rate, is based on our historical experience and is reviewed on an annual basis, at a minimum. The estimated forfeiture rate is applied to the total estimated fair value of the awards to compute the stock-based compensation expense, net of pre-vesting forfeitures, to be recognized in our consolidated statements of operations. A hypothetical increase of 1% in our forfeiture rate assumption would have resulted in a $0.2 million decrease in stock-based compensation expense for the year ended December 31, 2014. A hypothetical decrease of 1% in our forfeiture rate assumption would have resulted in a $0.1 million increase in stock-based compensation expense for the year ended December 31, 2014.
Stock-based compensation expense is expected to increase in 2015 compared to 2014 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees.
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
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report for a full description of recent accounting pronouncements.
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
We may be subject to interest rate risk in connection with borrowings under our revolving line of credit, which are subject to a variable interest rate. As of December 31, 2014, we did not have any borrowings outstanding under our revolving line of credit. Any debt we incur in the future may also bear interest at variable rates.
Foreign Currency Exchange Risk
With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Historically, our primary exposures have been related to non-U.S. dollar denominated operating expenses in the United Kingdom, Europe, Australia, Brazil, China and Hong Kong. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our expenses denominated in foreign currencies, a 10% change in foreign exchange rates would have had only a minimal impact on our results of operations for the year ended December 31, 2014. The majority of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ChannelAdvisor Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of ChannelAdvisor Corporation and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChannelAdvisor Corporation and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Raleigh, North Carolina
February 26, 2015

ChannelAdvisor Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$68,366	$104,406
Accounts receivable, net of allowance of $673 and $561 as of December 31, 2014 and 2013, respectively	14,619	13,951
Prepaid expenses and other current assets	4,940	3,571
Total current assets	87,925	121,928
Property and equipment, net	12,603	9,088
Goodwill	21,518	16,106
Intangible assets, net	4,083	670
Restricted cash	633	685
Other assets	285	309
Total assets	$127,047	$148,786
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$564	$4,237
Accrued expenses	7,292	7,492
Deferred revenue	16,840	14,093
Other current liabilities	2,563	1,723
Total current liabilities	27,259	27,545
Long-term capital leases, net of current portion	2,014	1,558
Other long-term liabilities	4,126	1,903
Total liabilities	33,399	31,006
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and 2013, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,915,510 and 23,643,872 shares issued and outstanding as of December 31, 2014 and 2013, respectively	25	24
Additional paid-in capital	228,370	218,330
Accumulated other comprehensive loss	(130)	(471)
Accumulated deficit	(134,617)	(100,103)
Total stockholders’ equity	93,648	117,780
Total liabilities and stockholders’ equity	$127,047	$148,786
The accompanying notes are an integral part of these consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue	$84,901	$68,004	$53,587
Cost of revenue	24,220	18,088	14,749
Gross profit	60,681	49,916	38,838
Operating expenses:
Sales and marketing	55,829	37,458	24,326
Research and development	16,585	12,669	10,109
General and administrative	22,275	14,154	8,252
Total operating expenses	94,689	64,281	42,687
Loss from operations	(34,008)	(14,365)	(3,849)
Other (expense) income:
Loss on extinguishment of debt	—	(3,112)	—
Interest expense, net	(209)	(2,960)	(1,185)
Other income, net	(256)	12	31
Total other (expense) income	(465)	(6,060)	(1,154)
Loss before income taxes	(34,473)	(20,425)	(5,003)
Income tax expense (benefit)	41	203	(70)
Net loss	$(34,514)	$(20,628)	$(4,933)
Net loss per share:
Basic and diluted	$(1.40)	$(1.51)	$(4.23)
Weighted average common shares outstanding:
Basic and diluted	24,619,714	13,695,804	1,164,942
The accompanying notes are an integral part of these consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
 (in thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(34,514)	$(20,628)	$(4,933)
Other comprehensive loss:
Foreign currency translation adjustments	341	(182)	(45)
Total comprehensive loss	$(34,173)	$(20,810)	$(4,978)
The accompanying notes are an integral part of these consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
 (in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance, January 1, 2012	1,140,569	$1	$2,932	$(244)	$(74,542)	$(71,853)
Repurchase and retirement of common stock	(25,000)	—	(193)	—	—	(193)
Exercise of stock options	124,624	—	222	—	—	222
Accretion of issuance costs on redeemable convertible preferred stock	—	—	(15)	—	—	(15)
Stock-based compensation expense	—	—	638	—	—	638
Net loss	—	—	—	—	(4,933)	(4,933)
Foreign currency translation adjustments	—	—	—	(45)	—	(45)
Balance, December 31, 2012	1,240,193	1	3,584	(289)	(79,475)	(76,179)
Conversion of redeemable convertible preferred stock to common stock	13,401,499	13	91,137	—	—	91,150
Conversion of redeemable convertible preferred stock warrants to common stock warrants	—	—	3,632	—	—	3,632
Issuance of common stock from public offerings, net of issuance costs	7,612,500	8	113,840	—	—	113,848
Exercise of common stock warrants	662,362	1	1,591	—	—	1,592
Exercise of stock options	727,318	1	2,447	—	—	2,448
Stock-based compensation expense	—	—	2,099	—	—	2,099
Net loss	—	—	—	—	(20,628)	(20,628)
Foreign currency translation adjustments	—	—	—	(182)	—	(182)
Balance, December 31, 2013	23,643,872	24	218,330	(471)	(100,103)	117,780
Exercise of common stock warrants	664,058	1	(1)	—	—	—
Exercise of stock options	607,580	—	2,060	—	—	2,060
Stock-based compensation expense	—	—	7,981	—	—	7,981
Net loss	—	—	—	—	(34,514)	(34,514)
Foreign currency translation adjustments	—	—	—	341	—	341
Balance, December 31, 2014	24,915,510	$25	$228,370	$(130)	$(134,617)	$93,648
The accompanying notes are an integral part of these consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(34,514)	$(20,628)	$(4,933)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	6,264	3,722	2,903
Loss on extinguishment of debt	—	3,112	—
Bad debt expense	1,315	527	162
Change in fair value of preferred stock warrants	—	1,052	5
Accretion of debt discount	—	547	372
Non-cash stock-based compensation expense	7,981	2,099	638
Other items, net	142	5	66
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(1,407)	(4,917)	(1,966)
Prepaid expenses and other assets	(1,106)	(1,026)	(1,102)
Restricted cash	52	(1)	199
Accounts payable and accrued expenses	(2,709)	5,723	925
Deferred revenue	2,447	4,471	3,922
Net cash and cash equivalents (used in) provided by operating activities	(21,535)	(5,314)	1,191

Cash flows from investing activities
Purchases of property and equipment	(5,971)	(3,711)	(1,930)
Payment of internal-use software development costs	(846)	(1,507)	(164)
Acquisition, net of cash acquired	(8,034)	—	—
Net cash and cash equivalents used in investing activities	(14,851)	(5,218)	(2,094)

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting discounts and commissions	—	118,463	—
Proceeds from issuance of debt, net of debt issuance costs	—	—	9,873
Repayment of debt and capital leases	(1,699)	(14,230)	(1,548)
Payment of debt extinguishment costs	—	(1,200)	—
Payment of deferred offering costs	—	(2,909)	(1,548)
Proceeds from exercise of common stock warrants	—	1,592	—
Proceeds from exercise of stock options	2,060	2,448	222
Repurchase and retirement of common stock	—	—	(193)
Net cash and cash equivalents provided by financing activities	361	104,164	6,806

Effect of currency exchange rate changes on cash and cash equivalents	(15)	(91)	(36)
Net (decrease) increase in cash and cash equivalents	(36,040)	93,541	5,867
Cash and cash equivalents, beginning of year	104,406	10,865	4,998
Cash and cash equivalents, end of year	$68,366	$104,406	$10,865

Supplemental disclosure of cash flow information
Cash paid for interest	$273	$1,334	$614
Cash paid for income taxes, net	$53	$92	$64
Supplemental disclosure of non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$91,150	$—
Conversion of preferred stock warrants to common stock warrants	$—	$3,632	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$73	$743
Accrued capital expenditures	$—	$627	$—
Capital lease obligations entered into for the purchase of fixed assets	$2,431	$1,454	$2,014
Other acquisition consideration	$200	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of the Business
ChannelAdvisor Corporation (“ChannelAdvisor” or the “Company”) was incorporated in the state of Delaware and capitalized in June 2001. The Company began operations in July 2001. ChannelAdvisor is a provider of software-as-a-service ("SaaS") solutions that allow retailers and manufacturers to integrate, manage and monitor their merchandise sales across hundreds of online channels. The Company is headquartered in Morrisville, North Carolina and has offices in England, Ireland, Germany, Australia, Brazil and China.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which provides new guidance for revenue recognition. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. ASU 2014-09 will be effective for the Company beginning January 1, 2017 and early adoption is not permitted. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting  ("ASU 2014-17"). ASU 2014-17 gives acquired entities that are businesses or nonprofit activities the option to apply pushdown accounting in their separate company financial statements when an acquirer obtains control of them. In pushdown accounting, an acquired entity's separate company financial statements reflect the acquirer's new basis of accounting for the acquired entity's assets and liabilities. The guidance also allows any subsidiary of an acquired entity to apply pushdown accounting to its separate company financial statements, regardless of whether the acquired entity elects to apply pushdown accounting. ASU 2014-17 is effective immediately. The Company elected to apply pushdown accounting in connection with its recent acquisition and the adoption of this standard had no impact on its financial position and results of operations.
The Company has reviewed other new accounting pronouncements that were issued as of December 31, 2014 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on the Company's financial position or results of operations.

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, the useful lives of long-lived assets and other intangible assets, assumptions used for purposes of determining stock-based compensation, income taxes, the fair value of the Series A and Series C warrants and the Company’s common stock prior to the closing of the IPO, among others. Estimates and assumptions are also required to value assets acquired and liabilities assumed as well as contingent consideration, where applicable, in conjunction with business combinations. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.
Cash and Cash Equivalents

The Company considers all highly liquid investments maturing within ninety days or less at the time of purchase to be cash equivalents. Cash and cash equivalents are comprised of cash and money market funds. Due to the short-term nature and liquidity of these financial instruments, the carrying value of these assets approximates fair value.
Restricted Cash
Restricted cash represents cash that is not readily available for general purpose cash needs. As of December 31, 2014 and 2013, the Company had restricted cash of $0.6 million related to its operations in the United States. The majority of this amount has been used as collateral for potential chargebacks resulting from the Company’s processing of customers’ credit cards. The remaining restricted cash at December 31, 2014 and 2013 relates to cash set aside as a requirement for leasing the Company’s operating sites or for miscellaneous banking activity as required by the Company’s banks.
In addition, certain of the Company's foreign subsidiaries had nominal restricted cash balances as of December 31, 2014 and 2013.
Revenue Recognition and Deferred Revenue
The majority of the Company’s revenue is derived from subscription fees paid by customers for access to and usage of the Company’s cloud-based SaaS platform for a specified period of time, which is typically one year. A portion of the subscription fee is typically fixed and is based on a specified minimum amount of gross merchandise value (“GMV”) that a customer expects to process through the Company’s platform over the contract term. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV processed through the Company’s platform in excess of the customer’s specified minimum amount. In addition, other sources of revenue consist primarily of implementation fees, which may include fees for providing launch assistance and training. Implementation services are provided at the customer's option and are not essential to the functionality of the Company's platform, nor is the customer required to purchase these services in order to access the Company's platform. The Company also generates revenue from fixed subscription fees from its Where to Buy solution. These contacts are generally one year in duration. The Company recognizes revenue when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is reasonably assured and the amount of the fee to be paid by the customer is fixed or determinable. The Company’s contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of the Company’s software at any time.
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
The Company generally recognizes the fixed portion of subscription fees and implementation fees ratably over the contract term. Recognition begins when the customer has access to the Company’s platform or Where to Buy solution and transactions can be processed, provided all other revenue recognition criteria have been met. Some customers elect a managed-

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

service solution and contract with the Company to manage some or all aspects of the Company’s SaaS solutions on the customer’s behalf for a specified period of time, which is typically one year. Under these managed-service arrangements, customer transactions cannot be processed through the Company’s platform until the completion of the implementation services. As such, revenue is contingent upon the Company’s completion of the implementation services and recognition commences when transactions can be processed on the Company’s platform, provided all other revenue recognition criteria have been satisfied. At that time, the Company recognizes a pro-rata portion of the fees earned since the inception of the arrangement. The balance of the fees is recognized ratably over the remaining contract term.
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

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their respective fair values due to their short-term nature. Prior to the closing of the IPO on May 29, 2013, at which time certain Series C warrants were automatically net exercised and the remaining warrants converted into common stock warrants, the Company's Series A and Series C warrants were recorded at fair value. The Company recorded interest expense of $1.1 million and $5,000 for the years ended December 31, 2013 and 2012, respectively, related to the fair value adjustment of the warrants. Upon the closing of the IPO, the preferred stock warrant liability of $3.6 million was reclassified to additional paid-in capital.

The acquisition of E-Tale includes a contingent consideration arrangement that allows for adjustment of payments based upon achievement of specified quarterly revenue targets through June 2017. Contingent consideration is measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future.
Subsequent changes in the fair value of contingent consideration are recognized within general and administrative expenses in the Company’s consolidated statements of operations.

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The fair value of contingent consideration related to the E-Tale acquisition is based on a probability-weighted model in which the Company developed various scenarios for E-Tale’s projected quarterly revenue targets through June 2017. The Company discounted the expected future earn-out payment of each scenario to net present value using Level 3 inputs and assigned probabilities to achieving each scenario. A key assumption used in the measurement of fair value of contingent consideration included a discount rate of 24%. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Projected revenue is based on the Company’s internal projections and analysis of the current customer base and expected customer growth, target market and sales potential. As of December 31, 2014, the fair value of the contingent consideration was $0.6 million. Refer to Note 3, "Business Combinations" for additional information on the contingent consideration related to the E-Tale acquisition.
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
The Company did not have any customers that individually comprised a significant concentration of its accounts receivable as of December 31, 2014 and 2013, or a significant concentration of its revenue for the years ended December 31, 2014, 2013 and 2012.
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
The following table presents the changes in the Company’s allowance for doubtful accounts during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Balance at Beginning of Period	Additions Charged To Expense/ Against Revenue	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2014	$561	737	(625)	$673
Year ended December 31, 2013	$191	594	(224)	$561
Year ended December 31, 2012	$115	222	(146)	$191
Other Receivables
Under certain customer arrangements, the Company collects and remits monthly activity-based fees incurred on specific channels on the customers’ behalf. The Company records the amounts due from customers as a result of these arrangements as other receivables.
Other receivables of $1.3 million and $1.7 million are included in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2014 and 2013, respectively.
Property and Equipment
Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized. Depreciation and amortization is provided over the estimated useful lives of the related assets using the straight-line method.
The estimated useful lives for significant property and equipment categories are generally as follows:

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Purchased software, including internal-use software	3 years
Computer hardware	3 years
Furniture and office equipment	3 to 5 years
Leasehold improvements	Lesser of remaining lease term or useful life
Repairs and maintenance costs are expensed as incurred.
Identifiable Intangible Assets
The Company acquired intangible assets in connection with its business acquisitions. See Note 3 included in this Annual Report for information regarding intangible assets acquired in connection with the acquisition of E-Tale. These assets were recorded at their estimated fair values at the acquisition date and are being amortized over their respective estimated useful lives using the straight-line method. The estimated useful lives and amortization methodology used in computing amortization are as follows:

	Estimated Useful Lives	Amortization Methodology
Customer relationships	7 to 8 years	Straight-line
Acquired technology	7 years	Straight-line
Proprietary software	8 years	Straight-line
Trade names	3 years	Straight-line
Impairment of Long-Lived Assets
The Company reviews long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are not recoverable, the impairment to be recognized, if any, is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets or asset group. Assets held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2014 and 2013, management does not believe any long-lived assets are impaired and has not identified any assets as being held for sale.
Goodwill
Goodwill represents the excess of the aggregate of the fair value of consideration transferred in a business combination over the fair value of assets acquired, net of liabilities assumed. The Company recorded goodwill in connection with its business acquisitions. See Note 3 and Note 5 below for information regarding goodwill recorded in connection with the acquisition of E-Tale. Goodwill is not amortized, but is subject to an annual impairment test. The Company tests goodwill for impairment annually on December 31, or more frequently if events or changes in business circumstances indicate the asset might be impaired.
The Company has determined that it has a single, entity-wide reporting unit. The Company first assessed qualitative factors to determine whether it was more likely than not that the fair value of its single reporting unit was less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test under ASU No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment. If the qualitative factors had indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, the Company would have tested goodwill for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s carrying value, step two is performed to measure the amount of the impairment, if any. In the second step, the fair value of goodwill is determined by deducting the fair value of the reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if the reporting unit had just been acquired and the fair value was being initially allocated. If the carrying value of goodwill exceeds the implied fair value, an impairment charge would be recorded in the period the determination is made.

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As a result of the Company’s annual impairment test as of December 31, 2014 and 2013, goodwill was not considered impaired and, as such, no impairment charges were recorded.
Advertising Costs
The Company expenses advertising costs as incurred. The amount expensed during the years ended December 31, 2014, 2013 and 2012 was $6.3 million, $4.6 million and $2.1 million, respectively.
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
Software development costs of $0.4 million and $0.3 million related to creating internally developed software and implementing software purchased for internal use were capitalized during the years ended December 31, 2014 and 2013, respectively, and are included in property and equipment in the accompanying consolidated balance sheets. Amortization expense related to capitalized internally developed software was $0.2 million, $0.1 million and $20,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in cost of revenue or general and administrative expense in the accompanying consolidated statements of operations. The net book value of capitalized internally developed software was $0.6 million and $0.3 million at December 31, 2014 and 2013, respectively.
Software development costs of $0.3 million and $1.8 million related to configuring and implementing hosted third-party software applications that the Company will use in its business operations were capitalized during the years ended December 31, 2014 and 2013, respectively, and are included in property and equipment in the accompanying consolidated balance sheets. Amortization expense related to hosted third-party software applications was $0.7 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations. The net book value of hosted third-party software applications was $1.4 million and $1.7 million as of December 31, 2014 and 2013, respectively.
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
The Company applies the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the treatment for the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will be recognized if it is more likely than not to be sustained. The Company did not have any accrued interest or penalties associated with unrecognized tax positions as of December 31, 2014 and 2013.
Foreign Currency Translation
The functional currency of the Company’s non-U.S. operations is the local currency. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical rates in effect when the assets were acquired or obligations incurred. Revenue and expenses are translated into U.S. dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

comprehensive loss in stockholders’ equity. Gains and losses resulting from foreign currency transactions are recognized as other (expense) income.
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
Following the Company’s IPO in May 2013, the fair value of the Company's common stock, for purposes of determining the grant date fair value of option and RSU awards, has been determined by using the closing market price per share of common stock as quoted on the New York Stock Exchange on the date of grant.
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
Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period. Due to net losses for the years ended December 31, 2014, 2013 and 2012, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

3. Business Combination
On October 31, 2014, the Company’s wholly owned subsidiary, ChannelAdvisor UK Limited (“ChannelAdvisor UK”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which ChannelAdvisor UK acquired all of the issued and outstanding shares of E-Tale, a UK-based company that offers a global Where to Buy solution. ChannelAdvisor UK acquired E-Tale to expand its e-commerce support for branded manufacturers. The Where to Buy solution allows branded manufacturers to send visitors to their website directly to authorized resellers and to gain insight into consumer behavior.
Under the Purchase Agreement, ChannelAdvisor UK paid to the shareholders of E-Tale a cash purchase price of $8.2 million, which amount is subject to adjustment as set forth in the Purchase Agreement and discussed below. The cash consideration includes $1.0 million that has been placed into escrow to secure the indemnification obligations of E-Tale’s

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

shareholders until April 30, 2016. The aggregate purchase price totaled $9.0 million, which is comprised of $8.2 million of cash, $0.6 million for contingent consideration noted below and $0.2 million of other items.
In connection with the acquisition of E-Tale, ChannelAdvisor UK incurred an obligation to make contingent earn-out payments up to $4.0 million to the former shareholders of E-Tale, most of whom are now employees of the Company, based upon the achievement of specified quarterly revenue targets through June 2017. Pursuant to Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"), this contingent consideration is deemed to be part of the purchase price and is recorded as a liability based on the estimated fair value of the consideration ChannelAdvisor UK expects to pay as of the acquisition date. Refer to Note 2, "Significant Accounting Policies—Fair Value of Financial Instruments" for more information regarding the key assumptions used in determining the fair value of the contingent consideration. As of December 31, 2014, $0.6 million of contingent consideration was recorded as a liability on the Company's consolidated balance sheet.
The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805. Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated acquisition-date fair value. The purchase price allocation in conjunction with the acquisition of E-Tale is subject to change as additional information becomes available. Any adjustments will be made as soon as practicable, but not later than one year from the acquisition date.
The Company's preliminary allocation of the total purchase consideration is as follows (in thousands):

Cash	$124
Accounts receivable	506
Customer relationships	2,100
Acquired technology	1,700
Trade names	130
Deferred tax liability	(794)
Other assets/liabilities, net	(202)
Goodwill	5,412
Total purchase price	$8,976
The difference between the acquisition-date fair value of the consideration and the estimated fair value of the net assets acquired is recorded as goodwill. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including acquired workforce, as well as expected future synergies. Goodwill is not deductible for tax purposes.
During the year ended December 31, 2014, ChannelAdvisor UK incurred transaction costs in connection with the acquisition of $0.5 million, which are included in general and administrative expense in the accompanying consolidated statements of operations.
Comparative pro forma financial information for this acquisition has not been presented because the acquisition is not material to the Company’s consolidated results of operations.
4. Property and Equipment
Property and equipment consisted of the following as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Purchased software, including internal-use software	$9,366	$6,092
Computer hardware	16,125	12,886
Furniture and office equipment	3,473	3,012
Leasehold improvements	3,166	1,316
Construction in process	426	202
	32,556	23,508
Less: accumulated depreciation	(19,953)	(14,420)
	$12,603	$9,088
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $5.7 million, $3.1 million and $2.1 million, respectively.

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Goodwill and Intangible Assets
The following table shows the changes in the carrying amount of goodwill for the year ended December 31, 2014 (in thousands):

Balance as of January 1, 2014	$16,106
Goodwill attributable to the E-Tale acquisition	5,412
Balance as of December 31, 2014	$21,518
There were no changes to goodwill during the year ended December 31, 2013.
Intangible assets consisted of the following (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Customer relationships	$4,550	$(2,312)	$2,238	7.5
Acquired technology	1,700	(40)	1,660	7.0
Trade names	130	(7)	123	3.0
Proprietary software	710	(648)	62	8.0
Total	$7,090	$(3,007)	$4,083	7.4

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Customer relationships	$2,450	$(1,930)	$520	8.0
Trade names	400	(400)	—	5.0
Proprietary software	710	(560)	150	8.0
Total	$3,560	$(2,890)	$670	7.7
Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $0.5 million, $0.6 million and $0.8 million, respectively. As of December 31, 2014, expected amortization expense over the remaining intangible asset lives is as follows (in thousands):

2015	$837
2016	586
2017	579
2018	543
2019	543
Thereafter	995
Total	$4,083
6. Commitments and Contingencies
Operating and Capital Lease Commitments
The Company leases office facilities and certain equipment under non-cancelable operating and capital leases. Future minimum lease payments on capital leases and future payments on operating leases with remaining terms in excess of one year are as follows (in thousands):

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Operating Leases	Capital Leases
Year Ending December 31,
2015	$3,976	$1,887
2016	6,375	1,165
2017	6,459	717
2018	6,535	223
2019	5,768	—
Thereafter	19,610	—
Total minimum lease payments	$48,723	3,992
Less: imputed interest		(228)
Less: current portion		(1,750)
Capital lease obligations, net of current portion		$2,014
The gross book value of fixed assets under capital leases as of December 31, 2014 and 2013 was approximately $6.6 million and $4.2 million, respectively. The net book value of fixed assets under capital leases as of December 31, 2014 and 2013 was approximately $3.3 million and $2.7 million, respectively. Capital lease obligations are included in other current liabilities and long-term capital leases in the accompanying consolidated balance sheets. The amortization of fixed assets under capital leases is included in depreciation expense within cost of goods sold and operating expenses in the accompanying consolidated statements of operations.
Future minimum lease payments due under the non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets. As of December 31, 2014 and 2013, deferred rent related to these leases totaled $2.3 million and $1.2 million, respectively.
In January 2014, the Company entered into an agreement to lease office space in London, England. The lease agreement has an initial term of ten years, as well as a rent holiday period and an option to terminate the lease in January 2019. Minimum annual rental payments are £1.1 million ($1.7 million based on the exchange rate as of December 31, 2014), subject to a market rate rent review in January 2019.
In June 2014, the Company assigned its previous lease of office space in London, England to a third party pursuant to an assignment agreement and a transfer agreement. In accordance with the assignment agreement, the Company is not required to collect any payments from the third party and therefore will not recognize any revenue associated with this assignment. All payments associated with the assigned lease will be made directly by the third party to the lessor and appropriate regulatory authorities. However, the Company has guaranteed the lease payments through the remainder of the lease term, which is until February 2022. As of December 31, 2014, the remaining lease payments under this lease totaled £2.5 million ($3.9 million based on the exchange rate as of December 31, 2014). This amount represents the maximum potential liability for future payments under the guarantee and will decrease over time as payments are made by the third party. In the event of default, the indemnity clauses in the transfer agreement govern the Company's ability to pursue and recover damages incurred. During the year ended ended December 31, 2014, the Company recorded a loss of $0.1 million associated with the assigned lease, which has been accounted for as a lease termination. As of December 31, 2014, the Company does not anticipate any default by the third party. Therefore, no liability associated with this transaction has been recorded on the Company's consolidated balance sheet as of December 31, 2014.
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

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The lease agreement for the Company’s current headquarters, located in Morrisville, North Carolina, has a lease term through September 2021. As of December 31, 2014, total payments for the remaining term of the Morrisville lease were $8.6 million.
Total rent expense for the years ended December 31, 2014, 2013 and 2012 was $3.4 million, $1.8 million and $1.7 million, respectively.
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
7. Debt
In December 2009, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with a lender. The Loan and Security Agreement has been amended several times, most recently on September 17, 2014. The Loan and Security Agreement includes a revolving line of aggregate advances (the “Revolving Line of Credit”) totaling $10.0 million. The Revolving Line of Credit has a term through September 17, 2016 and requires interest-only payments to be made monthly on any outstanding advances during the term at the lender’s prime rate, which was 3.25% at December 31, 2014, plus 0.25%. The Company is also obligated to pay an unused facility fee in the amount of 0.15% per year on any unused borrowing capacity.
The Revolving Line of Credit is collateralized by all of the Company's assets, excluding its intellectual property, although the Company may not encumber its intellectual property without the consent of the bank. Under the terms of the Loan and Security Agreement, the Company is required to meet and maintain certain monthly and annual financial and nonfinancial covenants. As of December 31, 2014, the Company was in compliance with all such covenants.
As of December 31, 2014 and 2013, the Company had no amounts outstanding under the Loan and Security Agreement.
In March 2012, the Company signed a loan and security agreement (the "Subordinated Loan Agreement") with a subordinated lender, which was amended in October 2013. Borrowings under the Subordinated Loan Agreement accrued interest at an annual rate of 10.5%. During 2012, the Company borrowed $10.0 million under this Subordinated Loan Agreement. In November 2013, the Company entered into a payoff agreement with the lender pursuant to which the Company paid all amounts due and owing under the Subordinated Loan Agreement and terminated the Subordinated Loan Agreement. Under the payoff agreement, the Company paid the lender approximately $11.3 million, of which $1.2 million represented a fixed prepayment fee and other extinguishment costs. In connection with this prepayment, the Company recognized a pre-tax loss on extinguishment of debt of $3.1 million during year ended December 31, 2013, representing the difference between the par value and payoff amount of the loan, increased by the write-off of unamortized debt issuance costs and accelerated amortization of the remaining debt discount.
8. Income Taxes
The components of income (loss) before income taxes for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Domestic	$(36,053)	$(7,222)	$1,821
Foreign	1,580	(13,203)	(6,824)
Total loss before income taxes	$(34,473)	$(20,425)	$(5,003)
The provision for income tax expense (benefit) included the following for the years ended December 31, 2014, 2013 and 2012 (in thousands):

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	2014	2013	2012
Current:
Federal	$—	$22	$46
State	11	193	55
Foreign	8	—	(201)
Total	19	215	(100)
Deferred:
Federal	42	(26)	28
State	5	14	2
Foreign	(25)	—	—
Total	22	(12)	30
Total tax expense (benefit)	$41	$203	$(70)
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s net deferred tax assets (liabilities) as of December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Current:
Deferred tax assets:
Other assets	$1,615	$832	$585
Valuation allowance	(1,562)	(726)	(539)
Total deferred tax assets	53	106	46
Deferred tax liabilities:
Other liabilities	(57)	(71)	(11)
Net deferred tax (liability) asset, current	$(4)	$35	$35

Noncurrent:
Deferred tax assets:
Domestic tax loss carryforwards	$28,822	$18,898	$17,288
Foreign tax loss carryforwards	6,695	7,673	5,526
Stock-based compensation	2,546	—	—
Tax credits	658	78	57
Other assets	811	866	900
Valuation allowance	(38,700)	(26,206)	(22,040)
Total deferred tax assets	832	1,309	1,731
Deferred tax liabilities:
Fixed assets	622	1,149	1,214
Intangible assets	1,184	—	—
Other liabilities	—	383	752
Total deferred tax liabilities	1,806	1,532	1,966
Net deferred tax liability, noncurrent	$(974)	$(223)	$(235)
At December 31, 2014, 2013 and 2012, the Company had federal gross operating loss carryforwards of $99.3 million, $62.5 million and $46.3 million, respectively, which expire beginning in 2022. At December 31, 2014, 2013 and 2012, the Company had state net economic loss carryforwards of $104.2 million, $55.2 million and $45.1 million, respectively, which expire beginning in 2018. The Company’s federal and state net operating losses include $21.5 million of excess tax benefits related to deductions from the exercise of nonqualified stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, the benefits from these deductions will be recorded as adjustments to taxes payable

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

and additional paid-in-capital. At December 31, 2014, 2013 and 2012, the Company had U.S. federal income tax credit carryforwards of $0.8 million, $0.1 million and $0.1 million, respectively, which expire beginning in 2034. The utilization of the net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code and state and foreign tax laws. The Company is in the process of assessing any limitations, particularly related to net operating loss carryforwards from its acquired entities. At December 31, 2014, 2013 and 2012, the Company also had foreign net operating loss (“NOL”) carryforwards for use against future tax in those jurisdictions of $30.9 million, $25.1 million and $16.4 million, respectively. The majority of the Company's foreign net operating losses can be carried forward indefinitely.
A valuation allowance has been recognized to offset the deferred tax assets related to all NOL carryforwards. The total increase in valuation allowance of $13.3 million during the year ended December 31, 2014 was allocable to current operating activities. Two exceptions to the valuation allowance analysis are the deferred tax liability associated with an indefinite-lived intangible asset and the U.S. federal alternative minimum tax credit carryforward. The deferred tax liability associated with the indefinite-lived intangible asset cannot be used to support other deferred tax assets in arriving at the valuation allowance to be recorded. Since both the deferred tax liability and the deferred tax asset have indefinite lives, they offset each other to arrive at the net deferred tax liability.
The utilization of the loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. In addition, the maximum annual use of NOL carryforwards is limited in certain situations after changes in stock ownership occur.

Undistributed earnings of the Company’s foreign subsidiaries are indefinitely reinvested offshore and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. The cumulative amount of undistributed earnings of the Company’s non-U.S. subsidiaries was approximately $0.8 million for each of the years ended December 31, 2014, 2013 and 2012. The determination of the deferred tax liability, which requires complex analysis of international tax situations related to repatriation, is not practicable at this time. The Company is presently investing in international operations located in Europe, Asia, Australia and South America. The Company is funding the working capital needs of its foreign operations through its U.S. operations. In the future, the Company will utilize its foreign undistributed earnings, as well as continued funding from its U.S. operations, to support its continued foreign investment.
A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
U.S. statutory federal rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	4.8	1.6	(0.8)
Nondeductible expenses	(0.1)	(5.2)	(9.2)
Effect of foreign tax rate differential	0.6	(8.0)	(13.3)
Research and development credit	2.1	—	—
Change in valuation allowance	(39.7)	(22.4)	(6.6)
Other	(1.8)	(1.0)	(2.7)
Effective tax rate	(0.1)%	(1.0)%	1.4%
The nondeductible expenses during the year ended December 31, 2014 primarily related to stock compensation expense associated with incentive stock options and nondeductible transaction costs.
Effective January 1, 2009, the Company adopted Accounting Standards Codification Topic 740-10, Income Taxes ("ASC 740-10") associated with accounting for uncertainty in income taxes. These provisions provide a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return.

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table shows the changes in unrecognized tax benefits in accordance with ASC 740-10 for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Balance as of January 1,	$—	$—	$—
Increases related to current tax positions	149	—	—
Increases related to prior year tax positions	697	—	—
Decreases related to prior year tax positions	(64)	—	—
Balance as of December 31,	$782	$—	$—
Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that approximately $0.1 million of unrecognized tax benefits will reverse in the next twelve months. If the total unrecognized tax benefit was recognized, the effective tax rate would be affected by approximately $0.1 million. As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to the tax contingencies. The Company’s policy for recording interest and penalties is to record them as a component of provision for income taxes.
The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local tax examinations by tax authorities for years prior to 2011, although carryforward attributes that were generated prior to 2011 may still be adjusted upon examination by the Internal Revenue Service if they either have been or will be used in a future period. The Company is no longer subject to examination in foreign tax jurisdictions for tax periods 2009 and prior. No income tax returns are currently under examination by taxing authorities.
9. Warrants
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
During 2013, the holders of certain of these warrants to purchase common stock executed exercises and received 662,362 shares of common stock in exchange for the warrants.
During 2014, the holders of certain of these warrants to purchase common stock executed exercises and received 664,058 shares of common stock in exchange for the warrants. As of December 31, 2014 and 2013, warrants to purchase 3,743 and 986,784 shares of common stock remained outstanding, respectively.
10. Equity Incentive Plans and Stock-Based Compensation
In May 2013, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which the Company initially reserved 1,250,000 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2013 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2014 through January 1, 2023, by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Accordingly, on January 1, 2015 the number of shares reserved for issuance under the 2013 Plan increased by 1,245,775 shares. As of December 31, 2014, 1,303,344 shares remained available for future grant under the 2013 Plan. As a result of the adoption of the 2013 Plan, no further grants may be made under the former 2001 Stock Plan, although outstanding awards under the 2001 Stock Plan continue to vest in accordance with their terms until exercised, forfeited or expired.

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Stock-based compensation expense related to stock options is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Cost of revenue	$533	$204	$64
Sales and marketing	2,911	607	224
Research and development	864	348	105
General and administrative	3,673	940	245
	$7,981	$2,099	$638

Stock Option Awards
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
The following table summarizes the assumptions used for estimating the fair value of stock options granted for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Risk-free interest rate	0.3% - 2.0%	0.3% - 1.7%	0.1% - 0.9%
Expected term (years)	6.06 - 6.25	5.00 - 6.25	4.00 - 6.25
Expected volatility	43% - 56%	43% - 59%	49% - 60%
Dividend yield	0%	0%	0%
The following is a summary of the option activity for the year ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding balance at January 1, 2014	2,068,641	$6.95
Granted	62,600	33.95
Exercised	(608,794)	3.42
Forfeited	(93,620)	14.66
Expired	(3,470)	11.50
Outstanding balance at December 31, 2014	1,425,357	$9.12	7.38	$19,193
Exercisable at December 31, 2014	802,261	$6.24	6.79	$12,640
Vested and expected to vest at December 31, 2014	1,310,335	$8.85	7.32	$17,939

The weighted average grant date fair value for the Company's stock options granted during the years ended December 31, 2014, 2013, and 2012 was $13.88, $5.29 and $2.88 per share, respectively.

The total fair value of stock options vested during the years ended December 31, 2014, 2013 and 2012 was $1.5 million, $0.9 million and $0.4 million, respectively.

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The total compensation cost related to nonvested stock options not yet recognized as of December 31, 2014 was $1.1 million and will be recognized over a weighted average period of approximately 1.5 years.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2014, 2013, and 2012 was $16.0 million, $17.6 million and $0.7 million, respectively.

Restricted Stock Units

The following table summarizes the RSU activity for the year ended December 31, 2014:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested RSUs as of January 1, 2014	—	$—
Granted	983,514	21.07
Vested	(2,500)	43.83
Forfeited	(36,280)	21.41
Unvested RSUs as of December 31, 2014	944,734	$23.74

The total unrecognized compensation cost related to the RSUs as of December 31, 2014 was $12.9 million and will be recognized over a weighted average period of approximately 2.1 years.
11. Net Loss Per Share
Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Redeemable convertible preferred stock:
Series A	—	—	5,863,825
Series B	—	—	2,540,066
Series B-1	—	—	353,767
Series C	—	—	4,617,513
Warrants to purchase common stock	3,743	986,784	1,616,113
Warrants to purchase Series A redeemable convertible preferred stock	—	—	10,937
Warrants to purchase Series C redeemable convertible preferred stock	—	—	286,625
Stock options	1,425,357	2,068,641	2,202,712
RSUs	944,734	—	—
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
Substantially all assets were held in the United States during the years ended December 31, 2014 and 2013. The following table summarizes revenue by geography for the years ended December 31, 2014, 2013 and 2012 (in thousands):

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	2014	2013	2012
Revenue:
Domestic	$65,833	$53,832	$42,140
International	19,068	14,172	11,447
Total	$84,901	$68,004	$53,587

The Company's revenue from external customers based in the United Kingdom totaled approximately $11.4 million, $8.9 million and $7.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
13. Retirement Plan
The Company established the ChannelAdvisor Corporation 401(k) Profit Sharing Plan (the “Retirement Plan”), a contributory profit sharing plan, to cover all employees who qualify under the terms of the plan. Eligible employees may elect to contribute to the Retirement Plan up to 100% of their compensation, limited by the IRS-imposed maximum. The Company matches 50% of employee contributions up to 3% of base salary. Employer contributions were $0.5 million for the year ended December 31, 2014 and $0.3 million for each of the years ended December 31, 2013 and 2012.
14. Selected Quarterly Information (unaudited)

	Three Months Ended,
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share amounts)
Revenue	$19,338	$20,770	$20,966	$23,827
Gross profit	13,606	14,351	14,948	17,776
Loss from operations	(9,280)	(9,511)	(8,857)	(6,360)
Net loss	(9,370)	(9,604)	(9,004)	(6,536)
Net loss per share:
Basic and diluted	(0.39)	(0.39)	(0.36)	(0.26)

	Three Months Ended,
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share amounts)
Revenue	$14,922	$15,976	$16,620	$20,486
Gross profit	10,975	11,507	12,065	15,369
Loss from operations	(2,137)	(3,496)	(3,741)	(4,991)
Net loss	(2,730)	(4,997)	(4,292)	(8,609)
Net loss per share:
Basic and diluted	(2.10)	(0.56)	(0.20)	(0.38)
15. Subsequent Events
On January 26, 2015, the Company entered into an agreement to sublease a portion of its office space in London, England through December 2018. The Company anticipates receiving £0.4 million ($0.6 million based on the exchange rate as of December 31, 2014) in annual rental payments during the term of the sublease agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this Annual Report. The term "disclosure controls and procedures," as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2015 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2015 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2015 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2015 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2015 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2015 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

Exhibit Number	Description of Document

3.1
Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-35940), filed with the Securities and Exchange Commission on May 29, 2013).

3.2
Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-35940), filed with the Securities and Exchange Commission on May 29, 2013).

4.1
Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on May 9, 2013).

10.1
Loan and Security Agreement, dated as of December 23, 2009, as amended through July 26, 2012, by and among the Registrant, MerchandisingAdvisor Corporation, CA Marketplaces, Inc., ChannelAdvisor UK Limited, CA Washington LLC and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.2
Eighth Amendment to Loan and Security Agreement, dated as of June 17, 2013, by and between the Registrant and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on August 7, 2013).

10.3
Ninth Amendment to Loan and Security Agreement, dated as of July 16, 2013, by and between the Registrant and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on August 7, 2013).

10.4
Tenth Amendment to Loan and Security Agreement, dated as of September 16, 2013, by and between the Registrant and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on October 28, 2013).

10.5
Form of Warrant to Purchase Common Stock issued in Series C financing, dated as of April 2007, August 2008 and November 2008 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.6
Third Amended and Restated Investor Rights Agreement, dated as of April 26, 2007, as amended to date, by and among the Registrant and certain of its stockholders (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.7
Lease, dated as of June 29, 2005 and as amended through January 27, 2011, by and between the Registrant and Pizzagalli Properties, LLC (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.8
Fourth Amendment to Lease Agreement, dated as of January 31, 2013, by and between the Registrant and Aerial Center Realty Corp (incorporated herein by reference to Exhibit 10.11.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.9
Fifth Amendment to Lease Agreement, dated as of August 13, 2013, by and between the Registrant and Aerial Center Realty Corp (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on October 28, 2013).

10.10+
2001 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.11+
Form of Stock Option Agreement under 2001 Stock Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013)

10.12+
2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-188988), filed with the Securities and Exchange Commission on May 31, 2013).

10.13+
Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 26, 2013).

10.14+
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 26, 2013).

10.15+
Form of Letter Agreement with Timothy Williams and Timothy Buckley relating to accelerated vesting of stock options upon a change of control (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.16+
Form of Indemnification Agreement with non-employee directors (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.17+	Amended and Restated Executive Severance and Change of Control Letter Agreement, dated as of December 17, 2014, by and between the Registrant and David J. Spitz.

10.18+	Amended and Restated Executive Severance and Change of Control Letter Agreement, dated as of December 17, 2014, by and between the Registrant and John F. Baule.

10.19*
Master Services Agreement, dated as of June 29, 2005, by and between the Registrant and Hosted Solutions, LLC (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.20*
Master Space Agreement, dated as of January 28, 2011, by and between the Registrant and Quality Investment Properties Suwanee, LLC (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.21+
Schedule of Compensation for Non-Employee Directors, adopted effective as of July 1, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 6, 2014).

10.22
Office lease, dated as of August 15, 2014, by and between the Registrant and Duke Realty Limited Partnership (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 6, 2014).

10.23
Eleventh Amendment to Loan and Security Agreement, dated as of September 17, 2014, by and among the Registrant, MerchandisingAdvisor Corporation, CA Marketplaces, Inc., ChannelAdvisor UK Limited, CA Washington, LLC and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 6, 2014).

10.24+	Executive Severance and Change of Control Letter Agreement, dated as of December 17, 2014, by and between the Registrant and Diana S. Allen.

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on signature page hereto).

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1^	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

 _____________________________

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

CHANNELADVISOR CORPORATION

	By:	/s/ M. Scot Wingo
February 26, 2015		M. Scot Wingo Chief Executive Officer
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

Signature	Title	Date

/s/ M. Scot Wingo	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015
M. Scot Wingo

/s/ John F. Baule	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2015
John F. Baule

/s/ Timothy J. Buckley	Director	February 26, 2015
Timothy J. Buckley

/s/ Aris A. Buinevicius	Director	February 26, 2015
Aris A. Buinevicius

/s/ Robert C. Hower	Director	February 26, 2015
Robert C. Hower

/s/ Patrick J. Kerins	Director	February 26, 2015
Patrick J. Kerins

/s/ Timothy V. Williams	Director	February 26, 2015
Timothy V. Williams

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1
Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-35940), filed with the Securities and Exchange Commission on May 29, 2013).

3.2
Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-35940), filed with the Securities and Exchange Commission on May 29, 2013).

4.1
Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on May 9, 2013).

10.1
Loan and Security Agreement, dated as of December 23, 2009, as amended through July 26, 2012, by and among the Registrant, MerchandisingAdvisor Corporation, CA Marketplaces, Inc., ChannelAdvisor UK Limited, CA Washington LLC and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.2
Eighth Amendment to Loan and Security Agreement, dated as of June 17, 2013, by and between the Registrant and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on August 7, 2013).

10.3
Ninth Amendment to Loan and Security Agreement, dated as of July 16, 2013, by and between the Registrant and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on August 7, 2013).

10.4
Tenth Amendment to Loan and Security Agreement, dated as of September 16, 2013, by and between the Registrant and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on October 28, 2013).

10.5
Form of Warrant to Purchase Common Stock issued in Series C financing, dated as of April 2007, August 2008 and November 2008 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.6
Third Amended and Restated Investor Rights Agreement, dated as of April 26, 2007, as amended to date, by and among the Registrant and certain of its stockholders (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.7
Lease, dated as of June 29, 2005 and as amended through January 27, 2011, by and between the Registrant and Pizzagalli Properties, LLC (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.8
Fourth Amendment to Lease Agreement, dated as of January 31, 2013, by and between the Registrant and Aerial Center Realty Corp (incorporated herein by reference to Exhibit 10.11.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.9
Fifth Amendment to Lease Agreement, dated as of August 13, 2013, by and between the Registrant and Aerial Center Realty Corp (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on October 28, 2013).

10.10+
2001 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.11+
Form of Stock Option Agreement under 2001 Stock Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013)

10.12+
2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-188988), filed with the Securities and Exchange Commission on May 31, 2013).

10.13+
Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 26, 2013).

10.14+
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 26, 2013).

10.15+
Form of Letter Agreement with Timothy Williams and Timothy Buckley relating to accelerated vesting of stock options upon a change of control (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.16+
Form of Indemnification Agreement with non-employee directors (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.17+	Amended and Restated Executive Severance and Change of Control Letter Agreement, dated as of December 17, 2014, by and between the Registrant and David J. Spitz.

10.18+	Amended and Restated Executive Severance and Change of Control Letter Agreement, dated as of December 17, 2014, by and between the Registrant and John F. Baule.

10.19*
Master Services Agreement, dated as of June 29, 2005, by and between the Registrant and Hosted Solutions, LLC (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.20*
Master Space Agreement, dated as of January 28, 2011, by and between the Registrant and Quality Investment Properties Suwanee, LLC (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.21+
Schedule of Compensation for Non-Employee Directors, adopted effective as of July 1, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 6, 2014).

10.22
Office lease, dated as of August 15, 2014, by and between the Registrant and Duke Realty Limited Partnership (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 6, 2014).

10.23
Eleventh Amendment to Loan and Security Agreement, dated as of September 17, 2014, by and among the Registrant, MerchandisingAdvisor Corporation, CA Marketplaces, Inc., ChannelAdvisor UK Limited, CA Washington, LLC and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 6, 2014).

10.24+	Executive Severance and Change of Control Letter Agreement, dated as of December 17, 2014, by and between the Registrant and Diana S. Allen.

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on signature page hereto).

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1^	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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