Form 10-Q
period 2015-03-31
CHANNELADVISOR CORP
filed 2015-05-04
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on April 23, 2015 was 24,983,702.

CHANNELADVISOR CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ChannelAdvisor Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,888	$68,366
Accounts receivable, net of allowance of $1,011 and $673 as of March 31, 2015 and December 31, 2014, respectively	15,650	14,619
Prepaid expenses and other current assets	6,391	4,940
Total current assets	84,929	87,925
Property and equipment, net	11,967	12,603
Goodwill	21,374	21,518
Intangible assets, net	3,862	4,083
Restricted cash	573	633
Other assets	656	285
Total assets	$123,361	$127,047
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$854	$564
Accrued expenses	8,919	7,292
Deferred revenue	17,866	16,840
Other current liabilities	2,906	2,563
Total current liabilities	30,545	27,259
Long-term capital leases, net of current portion	1,693	2,014
Other long-term liabilities	4,503	4,126
Total liabilities	36,741	33,399
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,942,813 and 24,915,510 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	25	25
Additional paid-in capital	231,335	228,370
Accumulated other comprehensive loss	(1,167)	(130)
Accumulated deficit	(143,573)	(134,617)
Total stockholders’ equity	86,620	93,648
Total liabilities and stockholders’ equity	$123,361	$127,047
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenue	$22,590	$19,338
Cost of revenue (excluding depreciation)	5,368	4,967
Depreciation - Cost of revenue	1,048	765
Gross profit	16,174	13,606
Operating expenses:
Sales and marketing	15,358	13,637
Research and development	4,026	3,963
General and administrative	4,961	4,696
Depreciation and amortization	885	590
Total operating expenses	25,230	22,886
Loss from operations	(9,056)	(9,280)
Other (expense) income:
Interest expense, net	(44)	(55)
Other income (expense), net	6	(3)
Total other expense	(38)	(58)
Loss before income taxes	(9,094)	(9,338)
Income tax (benefit) expense	(138)	32
Net loss	$(8,956)	$(9,370)
Net loss per share:
Basic and diluted	$(0.36)	$(0.39)
Weighted average common shares outstanding:
Basic and diluted	24,930,451	24,182,110
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(8,956)	$(9,370)
Other comprehensive loss:
Foreign currency translation adjustments	(1,037)	95
Total comprehensive loss	$(9,993)	$(9,275)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2014	24,915,510	$25	$228,370	$(130)	$(134,617)	$93,648
Exercise of stock options	16,178	—	75	—	—	75
Stock-based compensation expense	—	—	2,890	—	—	2,890
Vesting of restricted stock	11,125	—	—	—	—	—
Net loss	—	—	—	—	(8,956)	(8,956)
Foreign currency translation adjustments	—	—	—	(1,037)	—	(1,037)
Balance, March 31, 2015	24,942,813	$25	$231,335	$(1,167)	$(143,573)	$86,620
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(8,956)	$(9,370)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	1,933	1,355
Bad debt expense	486	340
Stock-based compensation expense	2,890	630
Other items, net	34	(9)
Changes in assets and liabilities:
Accounts receivable	(2,883)	1,365
Prepaid expenses and other assets	(1,332)	205
Accounts payable and accrued expenses	2,708	(1,683)
Deferred revenue	965	699
Cash and cash equivalents used in operating activities	(4,155)	(6,468)
Cash flows from investing activities
Purchases of property and equipment	(548)	(3,399)
Payment of internal-use software development costs	(775)	(146)
Cash and cash equivalents used in investing activities	(1,323)	(3,545)
Cash flows from financing activities
Repayment of capital leases	(342)	(300)
Proceeds from exercise of stock options	75	799
Cash and cash equivalents (used in) provided by financing activities	(267)	499
Effect of currency exchange rate changes on cash and cash equivalents	267	70
Net decrease in cash and cash equivalents	(5,478)	(9,444)
Cash and cash equivalents, beginning of period	68,366	104,406
Cash and cash equivalents, end of period	$62,888	$94,962
Supplemental disclosure of cash flow information
Cash paid for interest	$36	$117
Cash paid for income taxes, net	$—	$(2)
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$—	$258
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of the Business
ChannelAdvisor Corporation (“ChannelAdvisor” or the “Company”) was incorporated in the state of Delaware and capitalized in June 2001. The Company began operations in July 2001. ChannelAdvisor is a provider of software-as-a-service, or SaaS, solutions that allow retailers and manufacturers to integrate, manage and monitor their merchandise sales across hundreds of online channels. The Company is headquartered in Morrisville, North Carolina and has international offices in England, Ireland, Germany, Australia, Brazil and China.
2. Significant Accounting Policies
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss, changes in stockholders’ equity and cash flows. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015.
Reclassification
Certain prior period amounts included on the condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. In order to gain further clarity and understanding of its operating results, the Company will now present depreciation and amortization expense separately on the condensed consolidated statements of operations. Previously, depreciation and amortization expense was included in cost of revenue and operating expenses. These reclassifications had no effect on the Company's reported gross profit and net loss for the three months ended March 31, 2014.
The table below summarizes these reclassifications (in thousands):

	Three Months Ended March 31, 2014
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue (excluding depreciation)	$5,732	$(765)	$4,967
Depreciation - Cost of revenue	—	765	765
Sales and marketing	13,831	(194)	13,637
Research and development	4,047	(84)	3,963
General and administrative	5,008	(312)	4,696
Depreciation and amortization	—	590	590
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which provides new guidance for revenue recognition. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. ASU 2014-09 will be effective for the Company beginning January 1, 2017 and early adoption is not permitted; however, in April 2015, the FASB proposed a one-year deferral of this new revenue standard. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.
The Company has reviewed other new accounting pronouncements that were issued as of March 31, 2015 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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
Cost of Revenue
Cost of revenue primarily consists of personnel and related costs, including salaries, bonuses, payroll taxes and stock-based compensation, co-location facility costs for the Company’s data centers, depreciation expense for computer equipment directly associated with generating revenue, credit card transaction fees and infrastructure maintenance costs. In addition, the Company allocates a portion of overhead, such as rent and employee benefits costs, to cost of revenue based on headcount.
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
The acquisition of E-Tale Holdings Limited ("E-Tale") on October 31, 2014 included a contingent consideration arrangement that allows for adjustment of payments based upon achievement of specified quarterly revenue targets through June 2017. Contingent consideration was measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved. The fair value is reported within non-current liabilities on the condensed consolidated balance sheets. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future. Subsequent changes in the fair value of contingent consideration are recognized within general and administrative expenses in the Company’s condensed consolidated statements of operations.
The fair value of contingent consideration related to the E-Tale acquisition is based on a probability-weighted model in which the Company developed various scenarios for E-Tale’s projected quarterly revenue targets through June 2017. The Company discounted the expected future earn-out payment of each scenario to net present value using Level 3 inputs and assigned probabilities to achieving each scenario. Key assumptions used in the measurement of fair value of contingent consideration include a discount rate of 24% as of March 31, 2015 and December 31, 2014. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Projected revenue is based on the Company’s internal projections and analysis of the current customer base and expected customer growth, target market and sales potential.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration for the three months ended March 31, 2015 (in thousands):

Three Months Ended March 31, 2015
Balance as of January 1, 2015	$618
Change in contingent consideration fair value	137
Balance as of March 31, 2015	$755
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

The Company did not have any customers that individually comprised a significant concentration of its accounts receivable as of March 31, 2015 and December 31, 2014, or a significant concentration of its revenue for the three months ended March 31, 2015 and 2014.
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
Other receivables of $1.6 million and $1.3 million are included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.
Identifiable Intangible Assets
The Company acquired intangible assets in connection with its business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are being amortized over their respective estimated useful lives using the straight-line method. The estimated useful lives and amortization methodology used in computing amortization are as follows:

	Estimated Useful Lives	Amortization Methodology
Customer relationships	7 to 8 years	Straight-line
Proprietary software	8 years	Straight-line
Acquired technology	7 years	Straight-line
Trade names	3 years	Straight-line
Amortization expense associated with the Company's intangible assets was $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.
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
Software development costs of $15,000 and $0.4 million related to creating internally developed software and implementing software purchased for internal use were capitalized during the three months ended March 31, 2015 and the year ended December 31, 2014, respectively, and are included in property and equipment in the accompanying condensed consolidated balance sheets. Amortization expense related to capitalized internally developed software was $0.1 million and $41,000 for the three months ended March 31, 2015 and 2014, respectively, and is included in cost of revenue or general and administrative expense in the accompanying condensed consolidated statements of operations, depending upon the nature of the software development project. The net book value of capitalized internally developed software was $0.5 million and $0.6 million as of March 31, 2015 and December 31, 2014, respectively.
Software development costs of $0.3 million related to configuring and implementing hosted third-party software applications that the Company will use in its business operations were capitalized during the year ended December 31, 2014. There were no amounts capitalized during the three months ended March 31, 2015. These costs are included in property and equipment in the accompanying condensed consolidated balance sheets. Amortization expense related to hosted third-party software applications was $0.2 million for each of the three months ended March 31, 2015 and 2014 and is included in general and administrative expense in the accompanying condensed consolidated statements of operations. The net book value of hosted third-party software applications was $1.2 million and $1.4 million as of March 31, 2015 and December 31, 2014, respectively.
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
The Company’s income tax provision for the three months ended March 31, 2015 and 2014 reflects its estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. For the three months ended March 31, 2015 and 2014, the Company’s effective tax rate differs from the federal statutory rate primarily due to changes in the valuation allowance and nondeductible expenses.
For the three months ended March 31, 2015 and 2014, the Company had net operating loss (“NOL”) carryforwards, the benefit of which is dependent on the Company’s ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. In addition, the maximum annual use of the NOL carryforwards is limited in certain situations, such as a change in stock ownership.
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
3. Business Combination
On October 31, 2014, the Company’s wholly owned subsidiary, ChannelAdvisor UK Limited (“ChannelAdvisor UK”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which ChannelAdvisor UK acquired all of the issued and outstanding shares of E-Tale, a UK-based company that offers a global Where to Buy solution (the "E-Tale Acquisition").
The initial aggregate purchase price associated with the E-Tale Acquisition totaled $9.0 million, which was comprised of $8.2 million of cash, $0.6 million for contingent consideration and $0.2 million of other items. During the three months ended March 31, 2015, the aggregate purchase price of the E-Tale Acquisition was adjusted by $0.1 million for post-closing working capital adjustments, in accordance with the Purchase Agreement. As a result, the adjusted purchase price at March 31, 2015 is $8.9 million. The purchase price allocation in conjunction with the E-Tale Acquisition is subject to change as additional information becomes available. Any adjustments will be made as soon as practicable, but not later than one year from the acquisition date.

Comparative pro forma financial information for the E-Tale Acquisition has not been presented because the acquisition is not material to the Company’s consolidated results of operations.

4. Goodwill
The following table shows the changes in the carrying amount of goodwill for the three months ended March 31, 2015 (in thousands):

Balance as of January 1, 2015	$21,518
Adjustment to E-Tale Acquisition purchase price	(144)
Balance as of March 31, 2015	$21,374
5. Guarantee
In June 2014, the Company assigned its previous lease of office space in London, England to a third party pursuant to an assignment agreement and a transfer agreement. In accordance with the assignment agreement, the Company is not required to collect any payments from the third party and therefore will not recognize any revenue associated with this assignment. All payments associated with the assigned lease will be made directly by the third party to the lessor and appropriate regulatory authorities. However, the Company has guaranteed the lease payments through the remainder of the lease term, which is until February 2022. As of March 31, 2015, the remaining lease payments under this lease totaled £2.4 million ($3.6 million based on the exchange rate as of March 31, 2015). This amount represents the maximum potential liability for future payments under the guarantee and will decrease over time as payments are made by the third party. In the event of default, the indemnity clauses in the transfer agreement govern the Company's ability to pursue and recover damages incurred. As of March 31, 2015, the Company does not anticipate any default by the third party. Therefore, no liability associated with this transaction has been recorded on the Company's condensed consolidated balance sheet as of March 31, 2015.
6. Equity Incentive Plan and Stock-Based Compensation
Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue (excluding depreciation)	$263	$48
Sales and marketing	1,147	176
Research and development	384	66
General and administrative	1,096	340
	$2,890	$630

Stock Option Awards

The following table summarizes the stock option activity for the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding options as of January 1, 2015	1,425,357	$9.12
Granted	137,500	11.40
Exercised	(15,931)	4.60
Forfeited	(6,545)	28.43
Expired	(1,302)	19.13
Outstanding options as of March 31, 2015	1,539,079	$9.28	7.41	$4,277
Exercisable as of March 31, 2015	877,645	$6.79	6.69	$3,795
Vested and expected to vest as of March 31, 2015	1,416,074	$9.02	7.33	$4,180

The total compensation cost related to nonvested stock options not yet recognized as of March 31, 2015 was $1.4 million and will be recognized over a weighted average period of approximately 1.7 years.

Restricted Stock Units

The following table summarizes the RSU activity for the three months ended March 31, 2015:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested RSUs as of January 1, 2015	944,734	$22.76
Granted	1,067,399	10.07
Vested	(8,625)	43.83
Forfeited	(10,285)	19.19
Unvested RSUs as of March 31, 2015	1,993,223	$15.89

The total unrecognized compensation cost related to the RSUs as of March 31, 2015 was $18.3 million and will be recognized over a weighted average period of approximately 2.2 years.

7. Net Loss Per Share
Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Warrants to purchase common stock	3,743	6,901
Stock options	1,539,079	1,857,485
RSUs	1,993,223	42,000
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

Substantially all assets were held in the United States during the three months ended March 31, 2015 and 2014. The following table summarizes revenue by geography for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Domestic	$17,620	$15,305
International	4,970	4,033
Total revenue	$22,590	$19,338

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2014, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015.
Overview
We are a leading provider of software-as-a-service, or SaaS, solutions that enable our retailer and manufacturer customers to integrate, manage and optimize their merchandise sales across hundreds of online channels. Through our platform, we enable our customers to connect with new and existing sources of demand for their products, including e-commerce marketplaces, such as eBay, Amazon, Newegg and Sears, search engines and comparison shopping websites, such as Google, Microsoft's Bing and Nextag, and emerging channels, such as Facebook and Pinterest. Our suite of solutions, accessed through a standard web browser, provides our customers with a single, integrated user interface to manage their product listings, inventory availability, pricing optimization, search terms, data analytics and other critical functions across these channels. We also offer a Where to Buy solution that allows branded manufacturers to send visitors to their website directly to authorized resellers and to gain insight into consumer behavior. Our proprietary cloud-based technology platform delivers significant breadth, scalability and flexibility to our customers.
We sell subscriptions to our SaaS solutions primarily through our direct sales force. Our customers include the online businesses of traditional retailers, online retailers and branded manufacturers, as well as advertising agencies that use our solutions on behalf of their retailer clients. As of March 31, 2015, we had over 2,800 customers worldwide, including 32% of the top 500 U.S. internet retailers, as identified by Internet Retailer magazine based on their 2014 online sales.
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
We face a variety of challenges and risks, which we will need to address and manage as we pursue our growth strategy. In particular, we will need to continue to innovate in the face of a rapidly changing e-commerce landscape if we are to remain competitive, and we will need to effectively manage our growth, especially related to our international expansion. In addition, as consumer preferences potentially shift from smaller retailers, we need to continue to add large retailers and branded manufacturers as profitable customers. These customers generally pay a lower percentage of GMV as fees to us based on the relatively higher volume of their GMV processed through our platform. We continue to focus our efforts on increasing value for our customers to support higher rates.

Although e-commerce continues to expand as retailers and manufacturers continue to increase their online sales, it is also becoming more complex and fragmented due to the hundreds of channels available to retailers and manufacturers and the rapid pace of change and innovation across those channels. In order to gain consumers’ attention in a more crowded and competitive online marketplace, many retailers and an increasing number of manufacturers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of large online retailers, and as a result we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth. As of March 31, 2015, we supported 47 marketplaces, up from 41 at December 31, 2014.

We believe the growth in e-commerce globally presents an opportunity for retailers and manufacturers to engage in international sales. However, country-specific marketplaces are often the market share leaders in their regions, as is the case for Alibaba in Asia and MercadoLibre in much of Latin America. In order to help our customers capitalize on this potential market opportunity, and to address our customers’ needs with respect to cross-border trade, over the past few years, we have expanded our presence in the Asia-Pacific and Latin America regions through the opening of two offices in China, an office in Brazil and an additional office in Australia. Doing business overseas involves substantial challenges, including management attention and resources needed to adapt to multiple languages, cultures, laws and commercial infrastructure, as further described in this report under the caption “Risks Related to our International Operations.”

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
Number of Customers
The number of customers subscribing to our solutions is a primary determinant of our revenue. The number of customers was 2,893 and 2,565 as of March 31, 2015 and 2014, respectively.  For these purposes, we include all customers who subscribe to at least one of our solutions, but except that we exclude customers who subscribe only to one of our legacy product offerings from prior to 2008 that are focused on solutions for lower-volume eBay sellers and which are no longer part of our strategic focus.
Average Revenue per Customer
The average revenue generated by our customers is the other primary determinant of our revenue. We calculate this metric by dividing our revenue for a particular period by the average monthly number of customers during the period, which is calculated by taking the sum of the number of customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per customer in absolute dollars on a rolling twelve-month basis, but we may also calculate percentage changes in average revenue per customer on a quarterly basis in order to help us evaluate our period-over-period performance. Our average revenue per customer increased 2.4% to $31,630 for the twelve months ended March 31, 2015 as compared to $30,883 for the twelve months ended March 31, 2014.
Subscription Dollar Retention Rate
We believe that our ability to retain our customers and expand the revenue they generate for us over time is an important component of our growth strategy and reflects the long-term value of our customer relationships. We measure our performance on this basis using a metric we refer to as our subscription dollar retention rate. We calculate this metric for a particular period by establishing the cohort of customers that had active contracts as of the end of the prior period. We then calculate our subscription dollar retention rate by taking the amount of fixed subscription revenue we recognized for the cohort in the period for which we are reporting the rate and dividing it by the fixed subscription revenue we recognized for the same cohort in the prior period. For this purpose, we do not include any variable subscription fees paid by our customers or any implementation fees.
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

For each of the twelve months ended March 31, 2015 and 2014, our subscription dollar retention rate exceeded 100%.
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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net loss	$(8,956)	$(9,370)
Adjustments:
Interest expense, net	44	55
Income tax (benefit) expense	(138)	32
Depreciation and amortization expense	1,933	1,355
Total adjustments	1,839	1,442
EBITDA	(7,117)	(7,928)
Stock-based compensation expense	2,890	630
Adjusted EBITDA	$(4,227)	$(7,298)

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
The following table shows the percentage of our total revenue attributable to fixed subscription fees plus implementation fees, as compared to the percentage attributable to variable subscription fees, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(as a percentage of total revenue)
Fixed subscription fees plus implementation fees	78.1%	72.8%
Variable subscription fees	21.9	27.2
Total revenue	100.0%	100.0%

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
Cost of Revenue (excluding depreciation)
Cost of revenue (excluding depreciation) primarily consists of salaries and personnel-related costs for employees providing services to our customers and supporting our platform infrastructure, including benefits, bonuses and stock-based compensation. Additional expenses include co-location facility costs for our data centers, infrastructure maintenance costs, fees we pay to credit card vendors in connection with our customers’ payments to us and other direct costs.  We plan to continue to expand our capacity to support our growth, which will result in higher cost of revenue in absolute dollars.
Depreciation - Cost of Revenue
Depreciation expense related to cost of revenue consists primarily of depreciation for computer equipment directly associated with generating revenue.

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
General and administrative expense. General and administrative expense consists primarily of salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation. Additional expenses include consulting and professional fees, insurance, bad debt expense, investor relations, directors' and officers' liability insurance, other corporate expenses and travel, as well as costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies.
Depreciation and amortization expense. Depreciation and amortization expense consists primarily of depreciation from property and equipment, equipment leased under capital leases and amortization of software development costs and intangible assets.
Other Income (Expense)
Other income (expense) consists primarily of interest income and interest expense. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of interest on our capital leases.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended March 31, 2015, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015.

Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for a full description of recent accounting pronouncements.

Results of Operations
Comparison of the Three Months Ended March 31, 2015 and 2014
The following table presents our results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$22,590	100.0%	$19,338	100.0%	$3,252	16.8%
Cost of revenue (excluding depreciation)	5,368	23.8	4,967	25.7	401	8.1
Depreciation - Cost of revenue	1,048	4.6	765	4.0	283	37.0
Gross profit	16,174	71.6	13,606	70.3	2,568	18.9
Operating expenses:
Sales and marketing	15,358	68.0	13,637	70.5	1,721	12.6
Research and development	4,026	17.8	3,963	20.5	63	1.6
General and administrative	4,961	22.0	4,696	24.3	265	5.6
Depreciation and amortization	885	3.9	590	3.1	295	50.0
Total operating expenses	25,230	111.7	22,886	118.4	2,344	10.2
Loss from operations	(9,056)	(40.1)	(9,280)	(48.1)	224	(2.4)
Other (expense) income:
Interest expense, net	(44)	(0.2)	(55)	(0.3)	11	(20.0)
Other (expense) income, net	6	—	(3)	—	9	*
Total other expense	(38)	(0.2)	(58)	(0.3)	20	(34.5)
Loss before income taxes	(9,094)	(40.3)	(9,338)	(48.4)	244	(2.6)
Income tax expense	(138)	(0.6)	32	0.2	(170)	*
Net loss	$(8,956)	(39.7)%	$(9,370)	(48.6)%	$414	(4.4)

* = not meaningful

Revenue

	Three Months Ended March 31,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Revenue	$22,590	$19,338	$3,252	16.8%

The increase in revenue for the three months ended March 31, 2015 was mainly driven by an increase in the number of customers using our platform, an increase in the average revenue per customer and the continued expansion of our international operations.
We experienced a 12.8% increase in the number of customers using our platform at March 31, 2015 as compared to March 31, 2014. The increase in customers accounted for 77.9% of the increase in revenue during the three months ended March 31, 2015.
In addition, we experienced a 3.4% increase in the average revenue per customer during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase in the average revenue per customer during the three months ended March 31, 2015 accounted for 22.1% of the increase in revenue during the period. The increase in the average revenue per customer was primarily attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the year. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they generate a higher amount of GMV from which we derive revenue and in some cases they may subscribe to additional modules on our platform, thereby increasing our subscription revenue.
Our revenue from international operations of $5.0 million, or 22.0% of total revenue, for the three months ended March 31, 2015 increased from $4.0 million, or 20.9% of total revenue, for the three months ended March 31, 2014. The increase in revenue from our international operations was primarily attributable to an increase in the number of international customers.
Cost of Revenue (excluding depreciation)

	Three Months Ended March 31,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Cost of revenue (excluding depreciation)	$5,368	$4,967	$401	8.1%
Percentage of total revenue	23.8%	25.7%

The increase in cost of revenue (excluding depreciation) was primarily attributable to a $0.3 million increase in salaries and personnel-related costs, including stock-based compensation of $0.3 million, as we increased the number of employees providing services to our expanding customer base and supporting our platform infrastructure from 155 at March 31, 2014 to 161 at March 31, 2015. During the three months ended March 31, 2015, we also experienced a $0.1 million increase in co-location facility and website maintenance costs.
Depreciation - Cost of revenue

	Three Months Ended March 31,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Depreciation - cost of revenue	$1,048	$765	$283	37.0%
Percentage of total revenue	4.6%	4.0%

The increase in depreciation expense was attributable to an increase in capital expenditures associated with equipment for our data centers.
Operating Expenses
Sales and marketing

	Three Months Ended March 31,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$15,358	$13,637	$1,721	12.6%
Percentage of total revenue	68.0%	70.5%
The increase in sales and marketing expense was primarily attributable to a $2.3 million increase in salaries and personnel-related costs, including stock-based compensation of $1.1 million, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. The number of full-time sales and marketing employees increased from 344 at March 31, 2014 to 366 at March 31, 2015. This increase was partially offset by a $0.5 million decrease in our marketing and advertising expenses, promotional event programs and travel costs and a $0.2 million decrease in recruiting costs.
Research and development

	Three Months Ended March 31,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Research and development	$4,026	$3,963	$63	1.6%
Percentage of total revenue	17.8%	20.5%

The increase in research and development expense was primarily attributable to a $0.2 million increase in salaries and personnel-related costs, including stock-based compensation of $0.4 million, partially offset by a $0.1 million decrease in recruiting costs.
General and administrative

	Three Months Ended March 31,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
General and administrative	$4,961	$4,696	$265	5.6%
Percentage of total revenue	22.0%	24.3%

The increase in general and administrative expense was primarily attributable to a $0.1 million increase in salaries and personnel-related costs, including stock-based compensation of $1.1 million, and a $0.1 increase in insurance premiums.
Depreciation and amortization

	Three Months Ended March 31,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization	$885	$590	$295	50.0%
Percentage of total revenue	3.9%	3.1%

The increase in depreciation and amortization expense was primarily attributable to amortization expense associated with intangible assets acquired as a result of the E-Tale acquisition in October 2014 and an increase in depreciation expense due to an increase in capital expenditures over the course of the year ended December 31, 2014.
Additional Information
Stock-based compensation

	Three Months Ended March 31,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Stock-based compensation	$2,890	$630	$2,260	358.7%
Percentage of total revenue	12.8%	3.3%

The increase in stock-based compensation expense was primarily attributable to our decision to begin issuing RSUs in 2014. Subsequent to the first quarter of 2014, we granted approximately 2.0 million RSUs with grant date fair values ranging from $8.76 to $31.22. The expense associated with these RSUs accounted for nearly 91% of our stock-based compensation expense for the three months ended March 31, 2015.

Liquidity and Capital Resources
Prior to our initial public offering, or IPO, in May 2013, we funded our operations primarily through cash from operating activities, bank and subordinated debt borrowings and private placements of our redeemable convertible preferred stock. In May 2013, we closed our IPO in which we sold an aggregate of 6,612,500 shares of common stock, including the full exercise of the underwriters' option to purchase additional shares, for net proceeds of $82.0 million after deducting underwriting discounts and offering-related expenses. In November 2013, we closed a public offering in which we sold 1,000,000 shares of common stock for net proceeds of $31.9 million, after deducting underwriting discounts and offering-related expenses. Subsequent to our IPO, we have funded our operations primarily through cash from operating activities and the proceeds from our public offerings.
We have a loan and security agreement with a bank, which was last amended on September 17, 2014. Under the loan and security agreement, as amended, we have a borrowing capacity under a revolving line of credit in the amount of $10.0 million. The revolving line of credit has a term through September 17, 2016 and requires interest-only payments to be made monthly on any outstanding advances at the bank's prime rate, which was 3.25% at March 31, 2015, plus 0.25%. We are also obligated to pay an unused facility fee in the amount of 0.15% per year on any unused borrowing capacity. At March 31, 2015, we did not have any amounts outstanding under the revolving line of credit.
The revolving line of credit is collateralized by all of our assets, excluding our intellectual property, although we may not encumber our intellectual property without the consent of the bank. Under the terms of the loan and security agreement, we are required to meet and maintain specified financial and nonfinancial covenants. As of March 31, 2015, we were in compliance with all such covenants.
Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and our existing cash balances will be sufficient to meet our cash requirements for at least the next 12 months.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash (used in) provided by:
Operating activities	$(4,155)	$(6,468)
Investing activities	(1,323)	(3,545)
Financing activities	(267)	499

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

For the three months ended March 31, 2015, our cash used in operating activities of $4.2 million consisted of a net loss of $9.0 million and $0.5 million of cash used as a result of changes in working capital, partially offset by $5.3 million for non-cash items. Non-cash items primarily consisted of non-cash stock compensation expense of $2.9 million, depreciation and amortization expense of $1.9 million and bad debt expense of $0.5 million. The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $2.9 million as a result of increased revenue and customer growth, and an increase in prepaid expenses and other assets of $1.3 million due to prepayments of general corporate expenses that we did not incur in 2014. These decreases in cash were partially offset by an increase in accounts payable and accrued expenses of $2.7 million, primarily driven by timing of payments to our vendors and increased operating costs during the period, and an increase in deferred revenue of $1.0 million as a result of an increased number of customers prepaying for subscription services.

For the three months ended March 31, 2014, our cash used in operating activities of $6.5 million consisted of a net loss of $9.4 million, partially offset by $2.3 million in non-cash items and $0.6 million of cash provided by changes in working capital. Non-cash items primarily consisted of depreciation and amortization expense of $1.4 million, non-cash stock compensation expense of $0.6 million and bad debt expense of $0.3 million. The increase in cash resulting from changes in working capital primarily consisted of a decrease in accounts receivable of $1.4 million as a result of increased cash collections during the period, an increase in deferred revenue of $0.7 million as a result of an increased number of customers prepaying for subscription services and a decrease in prepaid expenses and other assets of $0.2 million. These increases in cash were partially offset by a decrease in accounts payable and accrued expenses of $1.7 million, primarily driven by accrued bonuses and commissions related to the year ended December 31, 2013 that were paid in the first quarter of 2014.

Investing Activities
Our cash flows from investing activities generally consist of capitalized expenditures to create internally developed software and implement software purchased for internal use, and purchases of property and equipment to support the expansion of our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

For the three months ended March 31, 2015, cash used in investing activities was $1.3 million, consisting of $0.8 million for the payment of internal-use software development costs and $0.5 million for the purchase of property and equipment.

For the three months ended March 31, 2014, cash used in investing activities was $3.5 million, consisting of $3.4 million for the purchase of property and equipment and $0.1 million for the payment of internal-use software development costs.

Financing Activities
Our cash flows from financing activities consist of proceeds from the exercises of stock options as well as payments on capital lease obligations.

For the three months ended March 31, 2015, cash used in financing activities was $0.3 million, consisting of $0.3 million used for the repayment of capital leases, partially offset by $0.1 million in cash received upon the exercise of stock options.

For the three months ended March 31, 2014, cash provided by financing activities was $0.5 million, consisting of $0.8 million in cash received upon the exercise of stock options, partially offset by $0.3 million in repayments of capital leases.
Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Foreign Currency Exchange Risk
With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar denominated operating expenses in the United Kingdom, Europe, Australia, Brazil, China and Hong Kong. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our expenses denominated in foreign currencies, a 10% change in foreign exchange rates would have only a minimal impact on our results of operations for the three months ended March 31, 2015. The majority of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue.

Interest Rate Risk
We are only marginally exposed to interest rate risk through our portfolio of cash and cash equivalents. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past.
We may be subject to interest rate risk in connection with borrowings under our revolving line of credit, which are subject to a variable interest rate. As of March 31, 2015, we did not have any borrowings outstanding under our revolving line of credit. Any debt we incur in the future may also bear interest at variable rates.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We incurred net losses of $34.5 million and $9.0 million during the year ended December 31, 2014 and the three months ended March 31, 2015, respectively, and we had an accumulated deficit of $143.6 million as of March 31, 2015. We anticipate that our operating expenses will increase substantially in the foreseeable future as we invest in increased sales and marketing and research and development efforts. As a result, we can provide no assurance as to whether or when we will achieve profitability. In addition, as we became a public company in 2013, we will continue to incur significant accounting, legal and other expenses that we did not incur as a private company. To achieve profitability, we will need to either increase our revenue sufficiently to offset these higher expenses or significantly reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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

We may have to develop alternative systems to collect user revenue data if users block cookies or regulations introduce barriers to collecting cookie data. In addition, third parties may develop technology or policies to harvest user data including through next-generation web browsers or other means, which could subsequently prevent us from directly importing data to our systems. We may not be able to develop adequate alternatives to cookie data collection, which could negatively impact our ability to reliably measure GMV.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations of the NYSE. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting and perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. This requires that we incur substantial professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.
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

CHANNELADVISOR CORPORATION

Date:	May 4, 2015	By:	/s/ John F. Baule
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