Form 10-Q
period 2015-06-30
CHANNELADVISOR CORP
filed 2015-08-04
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 24, 2015 was 25,083,567.

CHANNELADVISOR CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ChannelAdvisor Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,711	$68,366
Accounts receivable, net of allowance of $982 and $673 as of June 30, 2015 and December 31, 2014, respectively	16,405	14,619
Prepaid expenses and other current assets	6,885	4,940
Total current assets	81,001	87,925
Property and equipment, net	14,066	12,603
Goodwill	21,500	21,518
Intangible assets, net	3,617	4,083
Restricted cash	567	633
Other assets	659	285
Total assets	$121,410	$127,047
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,875	$564
Accrued expenses	8,520	7,292
Deferred revenue	18,886	16,840
Other current liabilities	2,510	2,563
Total current liabilities	31,791	27,259
Long-term capital leases, net of current portion	1,078	2,014
Other long-term liabilities	5,273	4,126
Total liabilities	38,142	33,399
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,079,887 and 24,915,510 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	25	25
Additional paid-in capital	234,291	228,370
Accumulated other comprehensive loss	(951)	(130)
Accumulated deficit	(150,097)	(134,617)
Total stockholders’ equity	83,268	93,648
Total liabilities and stockholders’ equity	$121,410	$127,047
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$24,182	$20,770	$46,772	$40,108
Cost of revenue (excluding depreciation)	5,249	5,687	10,617	10,666
Depreciation - Cost of revenue	1,152	732	2,200	1,485
Gross profit	17,781	14,351	33,955	27,957
Operating expenses:
Sales and marketing	13,553	14,240	28,911	27,880
Research and development	4,055	4,187	8,081	8,151
General and administrative	5,831	4,849	10,792	9,550
Depreciation and amortization	937	586	1,822	1,167
Total operating expenses	24,376	23,862	49,606	46,748
Loss from operations	(6,595)	(9,511)	(15,651)	(18,791)
Other income (expense):
Interest expense, net	(38)	(47)	(82)	(102)
Other income, net	120	3	126	—
Total other income (expense)	82	(44)	44	(102)
Loss before income taxes	(6,513)	(9,555)	(15,607)	(18,893)
Income tax (benefit) expense	11	49	(127)	81
Net loss	$(6,524)	$(9,604)	$(15,480)	$(18,974)
Net loss per share:
Basic and diluted	$(0.26)	$(0.39)	$(0.62)	$(0.78)
Weighted average common shares outstanding:
Basic and diluted	25,017,823	24,602,089	24,974,378	24,393,260
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(6,524)	$(9,604)	$(15,480)	$(18,974)
Other comprehensive loss:
Foreign currency translation adjustments	216	208	(821)	303
Total comprehensive loss	$(6,308)	$(9,396)	$(16,301)	$(18,671)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2014	24,915,510	$25	$228,370	$(130)	$(134,617)	$93,648
Exercise of stock options and vesting of restricted stock units	217,936	—	307	—	—	307
Stock-based compensation expense	—	—	6,176	—	—	6,176
Statutory tax withholding related to net-share settlement of restricted stock units	(53,559)	—	(562)	—	—	(562)
Net loss	—	—	—	—	(15,480)	(15,480)
Foreign currency translation adjustments	—	—	—	(821)	—	(821)
Balance, June 30, 2015	25,079,887	$25	$234,291	$(951)	$(150,097)	$83,268
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(15,480)	$(18,974)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	4,022	2,652
Bad debt expense	785	741
Stock-based compensation expense	6,176	2,767
Other items, net	(80)	112
Changes in assets and liabilities:
Accounts receivable	(2,228)	380
Prepaid expenses and other assets	(1,891)	(890)
Accounts payable and accrued expenses	757	(3,157)
Deferred revenue	2,042	2,261
Cash and cash equivalents used in operating activities	(5,897)	(14,108)
Cash flows from investing activities
Purchases of property and equipment	(2,745)	(5,324)
Payment of internal-use software development costs	(92)	(629)
Cash and cash equivalents used in investing activities	(2,837)	(5,953)
Cash flows from financing activities
Repayment of capital leases	(353)	(734)
Proceeds from exercise of stock options	307	1,285
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(562)	—
Cash and cash equivalents (used in) provided by financing activities	(608)	551
Effect of currency exchange rate changes on cash and cash equivalents	(1,313)	222
Net decrease in cash and cash equivalents	(10,655)	(19,288)
Cash and cash equivalents, beginning of period	68,366	104,406
Cash and cash equivalents, end of period	$57,711	$85,118
Supplemental disclosure of cash flow information
Cash paid for interest	$38	$165
Cash paid for income taxes, net	$243	$46
Supplemental disclosure of noncash investing and financing activities
Capital lease obligations entered into for the purchase of fixed assets	$—	$2,431
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
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015.
Reclassification
Certain prior period amounts included on the condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. In order to gain further clarity and understanding of its operating results, the Company will now present depreciation and amortization expense separately on the condensed consolidated statements of operations. Previously, depreciation and amortization expense was included in cost of revenue and operating expenses. These reclassifications had no effect on the Company's reported gross profit and net loss for the three and six months ended June 30, 2014.
The tables below summarize these reclassifications (in thousands):

	Three Months Ended June 30, 2014
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue (excluding depreciation)	$6,419	$(732)	$5,687
Depreciation - Cost of revenue	—	732	732
Sales and marketing	14,435	(195)	14,240
Research and development	4,262	(75)	4,187
General and administrative	5,165	(316)	4,849
Depreciation and amortization	—	586	586

	Six Months Ended June 30, 2014
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue (excluding depreciation)	$12,151	$(1,485)	$10,666
Depreciation - Cost of revenue	—	1,485	1,485
Sales and marketing	28,266	(386)	27,880
Research and development	8,309	(158)	8,151
General and administrative	10,173	(623)	9,550
Depreciation and amortization	—	1,167	1,167
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which provides new guidance for revenue recognition. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. ASU 2014-09 will be effective for the Company beginning January 1, 2018. Early adoption is permitted for years beginning after December 31, 2016. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.
The Company has reviewed other new accounting pronouncements that were issued as of June 30, 2015 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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
The acquisition of E-Tale Holdings Limited ("E-Tale") on October 31, 2014 included a contingent consideration arrangement that allows for adjustment of payments based upon achievement of specified quarterly revenue targets through June 2017. Contingent consideration was measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved. The fair value is reported within current and non-current liabilities on the condensed consolidated balance sheets. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future. Subsequent changes in the fair value of contingent consideration are recognized within general and administrative expenses in the Company’s condensed consolidated statements of operations.

The fair value of contingent consideration related to the E-Tale acquisition is based on a probability-weighted model in which the Company developed various scenarios for E-Tale’s projected quarterly revenue targets through June 2017. The Company discounted the expected future earn-out payment of each scenario to net present value using Level 3 inputs and assigned probabilities to achieving each scenario. Key assumptions used in the measurement of fair value of contingent consideration include a discount rate of 24% as of June 30, 2015 and December 31, 2014. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Projected revenue is based on the Company’s internal projections and analysis of the current customer base and expected customer growth, target market and sales potential.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration for the six months ended June 30, 2015 (in thousands):

Six Months Ended June 30, 2015
Balance as of January 1, 2015	$618
Change in contingent consideration fair value	(53)
Balance as of June 30, 2015	$565
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
The Company did not have any customers that individually comprised a significant concentration of its accounts receivable as of June 30, 2015 and December 31, 2014, or a significant concentration of its revenue for the three and six months ended June 30, 2015 and 2014.
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
Other receivables of $2.9 million and $1.3 million are included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.
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

Amortization expense associated with the Company's intangible assets was $0.2 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively.
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
Software development costs of $0.1 million and $0.4 million related to creating internally developed software and implementing software purchased for internal use were capitalized during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively, and are included in property and equipment in the accompanying condensed consolidated balance sheets. Amortization expense related to capitalized internally developed software was $0.1 million and $48,000 for the three months ended June 30, 2015 and 2014, respectively, and $0.1 million for each of the six months ended June 30, 2015 and 2014 and is included in cost of revenue or general and administrative expense in the accompanying condensed consolidated statements of operations, depending upon the nature of the software development project. The net book value of capitalized internally developed software was $0.5 million and $0.6 million as of June 30, 2015 and December 31, 2014, respectively.
Software development costs of $0.3 million related to configuring and implementing hosted third-party software applications that the Company will use in its business operations were capitalized during the year ended December 31, 2014. There were no amounts capitalized during the six months ended June 30, 2015. These costs are included in property and equipment in the accompanying condensed consolidated balance sheets. Amortization expense related to hosted third-party software applications was $0.2 million for each of the three months ended June 30, 2015 and 2014, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively, and is included in general and administrative expense in the accompanying condensed consolidated statements of operations. The net book value of hosted third-party software applications was $1.0 million and $1.4 million as of June 30, 2015 and December 31, 2014, respectively.
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
The Company’s income tax provision for the three and six months ended June 30, 2015 and 2014 reflects its estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. For the three and six months ended June 30, 2015 and 2014, the Company’s effective tax rate differs from the federal statutory rate primarily due to changes in the valuation allowance and nondeductible expenses.
For the three and six months ended June 30, 2015 and 2014, the Company had net operating loss (“NOL”) carryforwards, the benefit of which is dependent on the Company’s ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. In addition, the maximum annual use of the NOL carryforwards is limited in certain situations, such as a change in stock ownership.

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
The initial aggregate purchase price associated with the E-Tale Acquisition totaled $9.0 million, which was comprised of $8.2 million of cash, $0.6 million for contingent consideration and $0.2 million of other items. During the six months ended June 30, 2015, the aggregate purchase price of the E-Tale Acquisition was adjusted by less than $0.1 million for post-closing working capital adjustments, in accordance with the Purchase Agreement. The purchase price allocation in conjunction with the E-Tale Acquisition is subject to change as additional information becomes available. Any adjustments will be made as soon as practicable, but not later than one year from the acquisition date.
Comparative pro forma financial information for the E-Tale Acquisition has not been presented because the acquisition is not material to the Company’s consolidated results of operations.
4. Goodwill
The following table shows the changes in the carrying amount of goodwill for the six months ended June 30, 2015 (in thousands):

Balance as of January 1, 2015	$21,518
Adjustment to E-Tale Acquisition purchase price	(18)
Balance as of June 30, 2015	$21,500
5. Guarantee
In June 2014, the Company assigned its previous lease of office space in London, England to a third party pursuant to an assignment agreement and a transfer agreement. In accordance with the assignment agreement, the Company is not required to collect any payments from the third party and therefore will not recognize any revenue associated with this assignment. All payments associated with the assigned lease will be made directly by the third party to the lessor and appropriate regulatory authorities. However, the Company has guaranteed the lease payments through the remainder of the lease term, which is until February 2022. As of June 30, 2015, the remaining lease payments under this lease totaled £2.3 million ($3.6 million based on the exchange rate as of June 30, 2015). This amount represents the maximum potential liability for future payments under the guarantee and will decrease over time as payments are made by the third party. In the event of default, the indemnity clauses in the transfer agreement govern the Company's ability to pursue and recover damages incurred. As of June 30, 2015, the Company does not anticipate any default by the third party. Therefore, no liability associated with this transaction has been recorded on the Company's condensed consolidated balance sheet as of June 30, 2015.

6. Equity Incentive Plan and Stock-Based Compensation
Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue (excluding depreciation)	$276	$142	$539	$190
Sales and marketing	1,429	735	2,576	911
Research and development	514	232	898	298
General and administrative	1,067	1,028	2,163	1,368
	$3,286	$2,137	$6,176	$2,767

Stock Option Awards

The following table summarizes the stock option activity for the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding options as of January 1, 2015	1,425,357	$9.12
Granted	402,500	10.49
Exercised	(63,324)	4.59
Forfeited	(74,693)	21.18
Expired	(3,505)	28.14
Outstanding options as of June 30, 2015	1,686,335	$9.04	7.59	$7,235
Exercisable as of June 30, 2015	896,124	$7.14	6.59	$5,499
Vested and expected to vest as of June 30, 2015	1,561,751	$8.88	7.51	$6,947

The total compensation cost related to nonvested stock options not yet recognized as of June 30, 2015 was $1.8 million and will be recognized over a weighted average period of approximately 2.0 years.

Restricted Stock Units

The following table summarizes the RSU activity for the six months ended June 30, 2015:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested RSUs as of January 1, 2015	944,734	$22.76
Granted	1,348,969	10.06
Vested	(151,865)	26.89
Forfeited	(111,659)	15.08
Unvested RSUs as of June 30, 2015	2,030,179	$14.44

The total unrecognized compensation cost related to the RSUs as of June 30, 2015 was $17.2 million and will be recognized over a weighted average period of approximately 2.1 years.

7. Net Loss Per Share
Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three and six months ended June 30, 2015 and 2014:

	Three and Six Months Ended June 30,
	2015	2014
Warrants to purchase common stock	—	6,901
Stock options	1,686,335	1,687,969
RSUs	2,030,179	655,674
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
Substantially all assets were held in the United States during the six months ended June 30, 2015 and 2014. The following table summarizes revenue by geography for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Domestic	$18,603	$15,693	$36,223	$30,998
International	5,579	5,077	10,549	9,110
Total revenue	$24,182	$20,770	$46,772	$40,108

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
We sell subscriptions to our SaaS solutions primarily through our direct sales force. Our customers include the online businesses of traditional retailers, online retailers and branded manufacturers, as well as advertising agencies that use our solutions on behalf of their retailer clients. As of June 30, 2015, we had over 2,900 customers worldwide, including 33% of the top 500 U.S. internet retailers, as identified by Internet Retailer magazine based on their 2014 online sales.
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

Although e-commerce continues to expand as retailers and manufacturers continue to increase their online sales, it is also becoming more complex and fragmented due to the hundreds of channels available to retailers and manufacturers and the rapid pace of change and innovation across those channels. In order to gain consumers’ attention in a more crowded and competitive online marketplace, many retailers and an increasing number of manufacturers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of large online retailers, and as a result we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth. As of June 30, 2015, we supported 49 marketplaces, up from 41 at December 31, 2014.

We believe the growth in e-commerce globally presents an opportunity for retailers and manufacturers to engage in international sales. However, country-specific marketplaces are often the market share leaders in their regions, as is the case for Alibaba in Asia and MercadoLibre in much of Latin America. In order to help our customers capitalize on this potential market opportunity, and to address our customers’ needs with respect to cross-border trade, over the past few years, we have expanded our presence in the Asia-Pacific and Latin America regions through the opening of two offices in China and an office in Brazil. Doing business overseas involves substantial challenges, including management attention and resources needed to adapt to multiple languages, cultures, laws and commercial infrastructure, as further described in this report under the caption “Risks Related to our International Operations.”

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
Number of Customers
The number of customers subscribing to our solutions is a primary determinant of our revenue. The number of customers was 2,937 and 2,673 as of June 30, 2015 and 2014, respectively.  For these purposes, we include all customers who subscribe to at least one of our solutions, but we exclude customers who subscribe only to one of our legacy product offerings from prior to 2008 that are focused on solutions for lower-volume eBay sellers and which are no longer part of our strategic focus.
Average Revenue per Customer
The average revenue generated by our customers is the other primary determinant of our revenue. We calculate this metric by dividing our revenue for a particular period by the average monthly number of customers during the period, which is calculated by taking the sum of the number of customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per customer in absolute dollars on a rolling twelve-month basis, but we may also calculate percentage changes in average revenue per customer on a quarterly basis in order to help us evaluate our period-over-period performance. Our average revenue per customer increased 2.8% to $32,022 for the twelve months ended June 30, 2015 as compared to $31,160 for the twelve months ended June 30, 2014.
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
For each of the twelve months ended June 30, 2015 and 2014, our subscription dollar retention rate exceeded 100%.
Adjusted EBITDA
Adjusted EBITDA represents our earnings before interest expense, income tax expense and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item, and one-time severance and related costs. We believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with U.S. GAAP.
Adjusted EBITDA eliminates the impact of stock-based compensation expense and one-time severance and related costs, which we do not consider indicative of our operating performance. Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(6,524)	$(9,604)	$(15,480)	$(18,974)
Adjustments:
Interest expense, net	38	47	82	102
Income tax (benefit) expense	11	49	(127)	81
Depreciation and amortization expense	2,089	1,318	4,022	2,652
Total adjustments	2,138	1,414	3,977	2,835
EBITDA	(4,386)	(8,190)	(11,503)	(16,139)
Stock-based compensation expense	3,286	2,137	6,176	2,767
One-time severance and related costs	656	—	656	—
Adjusted EBITDA	$(444)	$(6,053)	$(4,671)	$(13,372)

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
The following table shows the percentage of our total revenue attributable to fixed subscription fees plus implementation fees, as compared to the percentage attributable to variable subscription fees, for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(as a percentage of total revenue)
Fixed subscription fees plus implementation fees	78.2%	75.6%	78.1%	74.3%
Variable subscription fees	21.8	24.4	21.9	25.7
Total revenue	100.0%	100.0%	100.0%	100.0%

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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended June 30, 2015, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015.

Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for a full description of recent accounting pronouncements.

Results of Operations
Comparison of the Three Months Ended June 30, 2015 and 2014
The following table presents our results of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$24,182	100.0%	$20,770	100.0%	$3,412	16.4%
Cost of revenue (excluding depreciation)	5,249	21.7	5,687	27.4	(438)	(7.7)
Depreciation - Cost of revenue	1,152	4.8	732	3.5	420	57.4
Gross profit	17,781	73.5	14,351	69.1	3,430	23.9
Operating expenses:
Sales and marketing	13,553	56.0	14,240	68.6	(687)	(4.8)
Research and development	4,055	16.8	4,187	20.2	(132)	(3.2)
General and administrative	5,831	24.1	4,849	23.3	982	20.3
Depreciation and amortization	937	3.9	586	2.8	351	59.9
Total operating expenses	24,376	100.8	23,862	114.9	514	2.2
Loss from operations	(6,595)	(27.3)	(9,511)	(45.8)	2,916	(30.7)
Other (expense) income:
Interest expense, net	(38)	(0.2)	(47)	(0.2)	9	(19.1)
Other (expense) income, net	120	0.5	3	—	117	*
Total other (expense) income	82	0.3	(44)	(0.2)	126	(286.4)
Loss before income taxes	(6,513)	(27.0)	(9,555)	(46.0)	3,042	(31.8)
Income tax expense	11	—	49	0.2	(38)	(77.6)
Net loss	$(6,524)	(27.0)%	$(9,604)	(46.2)%	$3,080	(32.1)

* = not meaningful

Revenue

	Three Months Ended June 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Revenue	$24,182	$20,770	$3,412	16.4%

The increase in revenue for the three months ended June 30, 2015 was mainly driven by an increase in the number of customers, an increase in the average revenue per customer and the continued expansion of our international operations.
We experienced a 9.9% increase in the number of customers at June 30, 2015 as compared to June 30, 2014. The increase in customers accounted for 67.6% of the increase in revenue during the three months ended June 30, 2015.
In addition, we experienced a 5.0% increase in the average revenue per customer during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase in the average revenue per customer during the three months ended June 30, 2015 accounted for 32.4% of the increase in revenue during the period. The increase in the average revenue per customer was primarily attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the year. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they generate a higher amount of GMV from which we derive revenue and in some cases they may subscribe to additional modules on our platform, thereby increasing our subscription revenue.
Our revenue from international operations of $5.6 million, or 23.1% of total revenue, for the three months ended June 30, 2015 increased from $5.1 million, or 24.4% of total revenue, for the three months ended June 30, 2014. The increase in revenue from our international operations was primarily attributable to an increase in the number of international customers.
Cost of Revenue (excluding depreciation)

	Three Months Ended June 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Cost of revenue (excluding depreciation)	$5,249	$5,687	$(438)	(7.7)%
Percentage of total revenue	21.7%	27.4%

The decrease in cost of revenue (excluding depreciation) was primarily attributable to a $0.6 million charge in translation costs associated with a short-term initiative designed to expand our customers' presence in certain European countries that occurred during the three months ended June 30, 2014. There were no related translation costs that occurred during the three months ended June 30, 2015. This charge was partially offset by a $0.2 million increase in co-location facility and website maintenance costs. The decrease in cost of revenue (excluding depreciation) as a percentage of revenue reflects the implementation of our strategy to manage expenses and drive the business towards sustainable profitability.
Depreciation - Cost of revenue

	Three Months Ended June 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Depreciation - cost of revenue	$1,152	$732	$420	57.4%
Percentage of total revenue	4.8%	3.5%

The increase in depreciation expense was attributable to an increase in capital expenditures associated with equipment for our data centers.
Operating Expenses
Sales and marketing

	Three Months Ended June 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$13,553	$14,240	$(687)	(4.8)%
Percentage of total revenue	56.0%	68.6%
The decrease in sales and marketing expense was primarily attributable to a $0.6 million decrease in our marketing and advertising expenses, promotional event programs and travel costs and a $0.1 decrease in recruiting and consulting costs. The decrease in sales and marketing expense as a percentage of revenue reflects the implementation of our strategy to manage expenses and drive the business towards sustainable profitability.

Research and development

	Three Months Ended June 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Research and development	$4,055	$4,187	$(132)	(3.2)%
Percentage of total revenue	16.8%	20.2%

The decrease in research and development expense was primarily attributable to a $0.1 million decrease in salaries and personnel-related costs. The decrease in research and development expense as a percentage of revenue reflects the implementation of our strategy to manage expenses and drive the business towards sustainable profitability.
General and administrative

	Three Months Ended June 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
General and administrative	$5,831	$4,849	$982	20.3%
Percentage of total revenue	24.1%	23.3%

The increase in general and administrative expense was primarily attributable to one-time severance and related costs totaling $0.7 million. We also experienced a $0.3 million increase in professional fees related to legal, consulting, audit and tax services, partially offset by a $0.1 million decrease in general corporate expenses.
Depreciation and amortization

	Three Months Ended June 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization	$937	$586	$351	59.9%
Percentage of total revenue	3.9%	2.8%

The increase in depreciation and amortization expense was primarily attributable to amortization expense associated with intangible assets acquired as a result of the E-Tale acquisition in October 2014 and an increase in depreciation expense due to an increase in capital expenditures over the course of the year ended December 31, 2014.
Additional Information
Stock-based compensation

	Three Months Ended June 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Stock-based compensation	$3,286	$2,137	$1,149	53.8%
Percentage of total revenue	13.6%	10.3%

The increase in stock-based compensation expense was primarily attributable to our decision to begin issuing RSUs in 2014. Subsequent to the second quarter of 2014, we granted approximately 1.7 million RSUs with grant date fair values ranging from $8.76 to $22.06. The expense associated with these RSUs accounted for approximately 98% of our stock-based compensation expense for the three months ended June 30, 2015.

Results of Operations
Comparison of the Six Months Ended June 30, 2015 and 2014
The following table presents our results of operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$46,772	100.0%	$40,108	100.0%	$6,664	16.6%
Cost of revenue (excluding depreciation)	10,617	22.7	10,666	26.6	(49)	(0.5)
Depreciation - Cost of revenue	2,200	4.7	1,485	3.7	715	48.1
Gross profit	33,955	72.6	27,957	69.7	5,998	21.5
Operating expenses:
Sales and marketing	28,911	61.8	27,880	69.5	1,031	3.7
Research and development	8,081	17.3	8,151	20.3	(70)	(0.9)
General and administrative	10,792	23.1	9,550	23.8	1,242	13.0
Depreciation and amortization	1,822	3.9	1,167	2.9	655	56.1
Total operating expenses	49,606	106.1	46,748	116.5	2,858	6.1
Loss from operations	(15,651)	(33.5)	(18,791)	(46.8)	3,140	(16.7)
Other (expense) income:
Interest expense, net	(82)	(0.2)	(102)	(0.3)	20	(19.6)
Other income, net	126	0.3	—	—	126	*
Total other (expense) income	44	0.1	(102)	(0.3)	146	(143.1)
Loss before income taxes	(15,607)	(33.4)	(18,893)	(47.1)	3,286	(17.4)
Income tax (benefit) expense	(127)	(0.3)	81	0.2	(208)	(256.8)
Net loss	$(15,480)	(33.1)%	$(18,974)	(47.3)%	$3,494	(18.4)

* = not meaningful

Revenue

	Six Months Ended June 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Revenue	$46,772	$40,108	$6,664	16.6%

The increase in revenue for the six months ended June 30, 2015 was mainly driven by an increase in the number of customers, an increase in the average revenue per customer and the continued expansion of our international operations.
We experienced a 9.9% increase in the number of customers at June 30, 2015 as compared to June 30, 2014. The increase in customers accounted for 72.7% of the increase in revenue during the six months ended June 30, 2015.
In addition, we experienced a 2.8% increase in the average revenue per customer during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase in the average revenue per customer during the six months ended June 30, 2015 accounted for 27.3% of the increase in revenue during the period.

Our revenue from international operations of $10.5 million, or 22.6% of total revenue, for the six months ended June 30, 2015 increased from $9.1 million, or 22.7% of total revenue, for the six months ended June 30, 2014. The increase in revenue from our international operations was primarily attributable to an increase in the number of international customers.
Cost of Revenue (excluding depreciation)

	Six Months Ended June 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$10,617	$10,666	$(49)	(0.5)%
Percentage of total revenue	22.7%	26.6%

Cost of revenue (excluding depreciation) remained relatively stable during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The decrease in cost of revenue (excluding depreciation) as a percentage of revenue reflects the implementation of our strategy to manage expenses and drive the business towards sustainable profitability.
Depreciation - Cost of revenue

	Six Months Ended June 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Depreciation - cost of revenue	$2,200	$1,485	$715	48.1%
Percentage of total revenue	4.7%	3.7%

The increase in depreciation expense was attributable to an increase in capital expenditures associated with equipment for our data centers.
Operating Expenses
Sales and marketing

	Six Months Ended June 30,		Period-to-Period Change
	2015	2013	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$28,911	$27,880	$1,031	3.7%
Percentage of total revenue	61.8%	69.5%

The increase in sales and marketing expense was primarily attributable to a $2.4 million increase in salaries and personnel-related costs, partially offset by a $1.1 million decrease in our marketing and advertising expenses, promotional event programs, and travel costs, as well as a $0.3 decrease in recruiting and consulting costs. The decrease in sales and marketing expense as a percentage of revenue reflects the implementation of our strategy to manage expenses and drive the business towards sustainable profitability.

Research and development

	Six Months Ended June 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Research and development	$8,081	$8,151	$(70)	(0.9)%
Percentage of total revenue	17.3%	20.3%

Research and development expense remained relatively stable during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The decrease in research and development expense as a percentage of revenue reflects the implementation of our strategy to manage expenses and drive the business towards sustainable profitability.
General and administrative

	Six Months Ended June 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
General and administrative	$10,792	$9,550	$1,242	13.0%
Percentage of total revenue	23.1%	23.8%

The increase in general and administrative expense was primarily attributable to one-time severance and related costs totaling $0.7 million. We also experienced a $0.3 million increase in general corporate expenses and a $0.2 million increase in professional fees related to legal, consulting and audit and tax services.
Depreciation and amortization

	Six Months Ended June 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization	$1,822	$1,167	$655	56.1%
Percentage of total revenue	3.9%	2.9%

The increase in depreciation and amortization expense was primarily attributable to amortization expense associated with intangible assets acquired as a result of the E-Tale acquisition in October 2014 and an increase in depreciation expense due to an increase in capital expenditures over the course of the year ended December 31, 2014.
Additional Information
Stock-based compensation

	Six Months Ended June 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Stock-based compensation	$6,176	$2,767	$3,409	123.2%
Percentage of total revenue	13.2%	6.9%

The increase in stock-based compensation expense was primarily attributable to our decision to begin issuing RSUs in 2014. The expense associated with these RSUs accounted for approximately 94% of our stock-based compensation expense for the six months ended June 30, 2015.

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
We have a loan and security agreement with a bank, which was last amended on September 17, 2014. Under the loan and security agreement, as amended, we have a borrowing capacity under a revolving line of credit in the amount of $10.0 million. The revolving line of credit has a term through September 17, 2016 and requires interest-only payments to be made monthly on any outstanding advances at the bank's prime rate, which was 3.25% at June 30, 2015, plus 0.25%. We are also obligated to pay an unused facility fee in the amount of 0.15% per year on any unused borrowing capacity. At June 30, 2015, we did not have any amounts outstanding under the revolving line of credit.
The revolving line of credit is collateralized by all of our assets, excluding our intellectual property, although we may not encumber our intellectual property without the consent of the bank. Under the terms of the loan and security agreement, we are required to meet and maintain specified financial and nonfinancial covenants. As of June 30, 2015, we were in compliance with all such covenants.
Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and our existing cash balances will be sufficient to meet our cash requirements for at least the next 12 months.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash (used in) provided by:
Operating activities	$(5,897)	$(14,108)
Investing activities	(2,837)	(5,953)
Financing activities	(608)	551

Operating Activities
Our cash flows from operating activities are largely driven by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the amount of customers and the amount and timing of customer payments. Our cash flows from operations are affected by the seasonality of our business as noted above. As a result, we experience variations in the timing of invoicing and the receipt of payments from our customers.

For the six months ended June 30, 2015, our cash used in operating activities of $5.9 million consisted of a net loss of $15.5 million and $1.3 million of cash used as a result of changes in working capital, partially offset by $10.9 million for non-cash items. Non-cash items primarily consisted of non-cash stock compensation expense of $6.2 million, depreciation and amortization expense of $4.0 million and bad debt expense of $0.8 million. The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $2.2 million as a result of increased revenue and customer growth, and an increase in prepaid expenses and other assets of $1.9 million due to prepayments of general corporate expenses that we did not incur in 2014. These decreases in cash were partially offset by an increase in deferred revenue of $2.0 million as a result of an increased number of customers prepaying for subscription services and an increase in accounts payable and accrued expenses of $0.8 million, primarily driven by timing of payments to our vendors and increased operating costs during the period.

For the six months ended June 30, 2014, our cash used in operating activities of $14.1 million consisted of a net loss of $19.0 million and $1.4 million of cash used in changes in working capital, partially offset by $6.3 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $2.8 million, depreciation and amortization expense of $2.7 million and bad debt expense of $0.7 million. The decrease in cash resulting from changes in working capital primarily consisted of a decrease in accounts payable and accrued expenses of $3.2 million, primarily driven by timing of payments to our vendors and accrued bonuses and commissions related to the year ended December 31, 2013 that were paid in the first quarter of 2014, and an increase in prepaid expenses and other assets of $0.9 million. These decreases in cash were partially offset by an increase in operating cash flow due to an increase in deferred revenue of $2.3 million as a result of an increased number of customers prepaying for subscription services and a decrease in accounts receivable of $0.4 million as a result of increased cash collections during the period.

Investing Activities
Our cash flows from investing activities generally consist of capitalized expenditures to create internally developed software and implement software purchased for internal use, and purchases of property and equipment to support the expansion of our infrastructure and workforce.

For the six months ended June 30, 2015, cash used in investing activities was $2.8 million, consisting of $2.7 million for the purchase of property and equipment and $0.1 million for the payment of internal-use software development costs.

For the six months ended June 30, 2014, cash used in investing activities was $6.0 million, consisting of $5.3 million for the purchase of property and equipment and $0.6 million for the payment of internal-use software development costs.

Financing Activities
Our cash flows from financing activities consist of proceeds from the exercises of stock options as well as payments on capital lease obligations and tax withholdings related to the net-share settlement of restricted stock awards.

For the six months ended June 30, 2015, cash used in financing activities was $0.6 million, consisting of $0.6 million used for the payment of taxes related to the net-share settlement of restricted stock awards and $0.4 million used for the repayment of capital leases, partially offset by $0.3 million in cash received upon the exercise of stock options.

For the six months ended June 30, 2014, cash provided by financing activities was $0.6 million, consisting of $1.3 million in cash received upon the exercise of stock options, partially offset by $0.7 million in repayment of capital leases.

Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Foreign Currency Exchange Risk
With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar denominated operating expenses in the United Kingdom, Europe, Australia, Brazil, China and Hong Kong. As a result, our results of operations would generally be adversely affected by a decline in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our expenses denominated in foreign currencies, a 10% change in foreign exchange rates would have only a minimal impact on our results of operations for the three and six months ended June 30, 2015. The majority of our sales contracts are currently denominated in U.S. dollars. Therefore, we have minimal foreign currency exchange risk with respect to our revenue.
Interest Rate Risk
We are only marginally exposed to interest rate risk through our portfolio of cash and cash equivalents. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past.
We may be subject to interest rate risk in connection with borrowings under our revolving line of credit, which are subject to a variable interest rate. As of June 30, 2015, we did not have any borrowings outstanding under our revolving line of credit. Any debt we incur in the future may also bear interest at variable rates.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In re ChannelAdvisor Securities Litigation. On January 23, 2015, plaintiff Justin Dice filed a purported class action complaint in the U.S. District Court for the Southern District of New York (S.D.N.Y.), Dice v. ChannelAdvisor Corporation et al., alleging violations of the federal securities laws against us and certain of our executive officers. Plaintiff Dice alleges that the defendants engaged in a fraudulent scheme to artificially inflate the price of our common stock by making false and misleading statements to investors concerning our financial guidance for the fourth quarter of 2014. On January 26, 2015, plaintiff David Gracia also filed a purported class action complaint in the S.D.NY., Gracia v. ChannelAdvisor Corporation et al., in which Plaintiff Gracia brings the same claims, against the same named defendants, as in the action brought by Plaintiff Dice. On May 5, 2015, the S.D.N.Y. consolidated the Dice and Gracia actions, captioned the actions as In re ChannelAdvisor Securities Litigation, and appointed Plaintiff Dice as lead plaintiff for the putative class. On July 2, 2015, the S.D.N.Y. granted the defendants’ motion to transfer the case to the U.S. District Court for the Eastern District of North Carolina. We dispute these claims and intend to defend the matter vigorously.
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
We incurred net losses of $34.5 million and $6.5 million during the year ended December 31, 2014 and the six months ended June 30, 2015, respectively, and we had an accumulated deficit of $150.1 million as of June 30, 2015. We anticipate that our operating expenses will increase substantially in the foreseeable future as we invest in increased sales and marketing and research and development efforts. As a result, we can provide no assurance as to whether or when we will achieve profitability. In addition, as we became a public company in 2013, we will continue to incur significant accounting, legal and other expenses that we did not incur as a private company. To achieve profitability, we will need to either increase our revenue sufficiently to offset these higher expenses or significantly reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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

As more of our sales efforts are targeted at larger enterprise customers, our sales cycle may become more time-consuming and expensive, and we may encounter pricing pressure, which could harm our business and operating results.
The cost and length of our sales cycle varies by customer. As we target more of our sales efforts at selling to larger enterprise customers, we may face greater costs, longer sales cycles and less predictability in completing some of our sales. These types of sales often require us to provide greater levels of education regarding our solutions. In addition, larger customers may demand more training and other professional services. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting sales and professional services resources to a smaller number of larger transactions.
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
Our data centers and cloud computing providers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, cyber-attacks and similar events. The occurrence of a natural disaster or an act of terrorism, or vandalism or other misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in the availability of our SaaS solutions or impair their functionality. Our business, growth prospects and operating results would also be harmed if our customers and potential customers are not confident that our solutions are reliable.
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
Our future success is substantially dependent on the continued service of our senior management team. Our future success also depends on our ability to continue to attract, retain, integrate and motivate highly skilled technical, sales and administrative employees. Competition for these employees in our industry is intense. As a result, we may be unable to attract or retain these management and other key personnel that are critical to our success, resulting in harm to our key client relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.
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
We have sought patent protection for some of our technologies but there can be no assurance that any patents will ultimately be issued. We are also pursuing the registration of our domain names, trademarks and service marks in the United States and in jurisdictions outside the United States. Effective trade secret, copyright, trademark, domain name and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.
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

10.1	* +	Schedule of Compensation for Non-Employee Directors, adopted effective as of June 30, 2015.

31.1	*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

CHANNELADVISOR CORPORATION

Date:	August 4, 2015	By:	/s/ John F. Baule
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

10.1	* +	Schedule of Compensation for Non-Employee Directors, adopted effective as of June 30, 2015.

31.1	*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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