Form 10-Q
period 2015-09-30
CHANNELADVISOR CORP
filed 2015-11-05
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number 001-35940
____________________________________________________
CHANNELADVISOR CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________________________

Delaware	56-2257867
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3025 Carrington Mill Boulevard, Morrisville, NC	27560
(Address of principal executive offices)	(Zip Code)
(919) 228-4700
(Registrant’s telephone number, including area code)
2701 Aerial Center Parkway
Morrisville, NC 27560
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 23, 2015 was 25,148,999.
CHANNELADVISOR CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ChannelAdvisor Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,984	$68,366
Accounts receivable, net of allowance of $1,050 and $673 as of September 30, 2015 and December 31, 2014, respectively	16,141	14,619
Prepaid expenses and other current assets	7,181	4,940
Total current assets	82,306	87,925
Property and equipment, net	12,565	12,603
Goodwill	21,473	21,518
Intangible assets, net	3,393	4,083
Restricted cash	567	633
Other assets	637	285
Total assets	$120,941	$127,047
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,851	$564
Accrued expenses	7,799	7,292
Deferred revenue	19,866	16,840
Other current liabilities	3,535	2,563
Total current liabilities	33,051	27,259
Long-term capital leases, net of current portion	2,151	2,014
Other long-term liabilities	3,913	4,126
Total liabilities	39,115	33,399
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,147,137 and 24,915,510 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	25	25
Additional paid-in capital	237,545	228,370
Accumulated other comprehensive loss	(856)	(130)
Accumulated deficit	(154,888)	(134,617)
Total stockholders’ equity	81,826	93,648
Total liabilities and stockholders’ equity	$120,941	$127,047
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$24,379	$20,966	$71,151	$61,074
Cost of revenue (excluding depreciation)	4,954	5,020	15,571	15,686
Depreciation - Cost of revenue	1,336	998	3,536	2,483
Gross profit	18,089	14,948	52,044	42,905
Operating expenses:
Sales and marketing	11,879	13,595	40,790	41,475
Research and development	3,874	4,157	11,955	12,308
General and administrative	6,075	5,310	16,867	14,860
Depreciation and amortization	1,005	743	2,827	1,910
Total operating expenses	22,833	23,805	72,439	70,553
Loss from operations	(4,744)	(8,857)	(20,395)	(27,648)
Other income (expense):
Interest expense, net	(60)	(55)	(142)	(157)
Other income (expense), net	14	(86)	140	(86)
Total other income (expense)	(46)	(141)	(2)	(243)
Loss before income taxes	(4,790)	(8,998)	(20,397)	(27,891)
Income tax (benefit) expense	1	6	(126)	87
Net loss	$(4,791)	$(9,004)	$(20,271)	$(27,978)
Net loss per share:
Basic and diluted	$(0.19)	$(0.36)	$(0.81)	$(1.14)
Weighted average common shares outstanding:
Basic and diluted	25,110,212	24,793,869	25,020,154	24,528,263
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(4,791)	$(9,004)	$(20,271)	$(27,978)
Other comprehensive loss:
Foreign currency translation adjustments	95	(119)	(726)	184
Total comprehensive loss	$(4,696)	$(9,123)	$(20,997)	$(27,794)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2014	24,915,510	$25	$228,370	$(130)	$(134,617)	$93,648
Exercise of stock options and vesting of restricted stock units	287,733	—	490	—	—	490
Stock-based compensation expense	—	—	9,273	—	—	9,273
Statutory tax withholding related to net-share settlement of restricted stock units	(56,106)	—	(588)	—	—	(588)
Net loss	—	—	—	—	(20,271)	(20,271)
Foreign currency translation adjustments	—	—	—	(726)	—	(726)
Balance, September 30, 2015	25,147,137	$25	$237,545	$(856)	$(154,888)	$81,826
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(20,271)	$(27,978)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	6,363	4,393
Bad debt expense	1,253	993
Stock-based compensation expense	9,273	5,301
Other items, net	(150)	107
Changes in assets and liabilities:
Accounts receivable	(4,170)	603
Prepaid expenses and other assets	(2,071)	(818)
Accounts payable and accrued expenses	1,924	(1,668)
Deferred revenue	3,045	2,238
Cash and cash equivalents used in operating activities	(4,804)	(16,829)
Cash flows from investing activities
Purchases of property and equipment	(3,472)	(5,400)
Payment of internal-use software development costs	(129)	(820)
Cash and cash equivalents used in investing activities	(3,601)	(6,220)
Cash flows from financing activities
Repayment of capital leases	(1,592)	(1,049)
Proceeds from exercise of stock options	490	1,827
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(588)	—
Cash and cash equivalents (used in) provided by financing activities	(1,690)	778
Effect of currency exchange rate changes on cash and cash equivalents	713	145
Net decrease in cash and cash equivalents	(9,382)	(22,126)
Cash and cash equivalents, beginning of period	68,366	104,406
Cash and cash equivalents, end of period	$58,984	$82,280
Supplemental disclosure of cash flow information
Cash paid for interest	$143	$228
Cash paid for income taxes, net	$243	$53
Supplemental disclosure of noncash investing and financing activities
Capital lease obligations entered into for the purchase of fixed assets	$3,372	$2,431
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
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015.
Reclassification
Certain prior period amounts included on the condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. In order to gain further clarity and understanding of its operating results, the Company will now present depreciation and amortization expense separately on the condensed consolidated statements of operations. Previously, depreciation and amortization expense was included in cost of revenue and operating expenses. These reclassifications had no effect on the Company's reported gross profit and net loss for the three and nine months ended September 30, 2014.
The tables below summarize these reclassifications (in thousands):

	Three Months Ended September 30, 2014
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue (excluding depreciation)	$6,018	$(998)	$5,020
Depreciation - Cost of revenue	—	998	998
Sales and marketing	13,865	(270)	13,595
Research and development	4,263	(106)	4,157
General and administrative	5,677	(367)	5,310
Depreciation and amortization	—	743	743

	Nine Months Ended September 30, 2014
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue (excluding depreciation)	$18,169	$(2,483)	$15,686
Depreciation - Cost of revenue	—	2,483	2,483
Sales and marketing	42,131	(656)	41,475
Research and development	12,572	(264)	12,308
General and administrative	15,850	(990)	14,860
Depreciation and amortization	—	1,910	1,910
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which provides new guidance for revenue recognition. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which resulted in a one year deferral of the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805) ("ASU 2015-16"), which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. ASU 2015-16 requires that the cumulative impact of measurement-period adjustments, including prior period amounts, be recognized in the reporting period in which the adjustment is identified. The update is effective for fiscal years beginning after December 15, 2015. The Company has elected to early adopt ASU 2015-16; however, the adoption of this pronouncement did not have a material impact on the Company’s results of operations, financial position or cash flows.
The Company has reviewed other new accounting pronouncements that were issued as of September 30, 2015 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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
The fair value of contingent consideration related to the E-Tale acquisition is based on a probability-weighted model in which the Company developed various scenarios for E-Tale’s projected quarterly revenue targets through June 2017. The Company discounted the expected future earn-out payment of each scenario to net present value using Level 3 inputs and assigned probabilities to achieving each scenario. Key assumptions used in the measurement of fair value of contingent consideration include a discount rate of 24% as of September 30, 2015 and December 31, 2014. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Projected revenue is based on the Company’s internal projections and analysis of the current customer base and expected customer growth, target market and sales potential.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration for the nine months ended September 30, 2015 (in thousands):

Balance as of January 1, 2015	$618
Change in contingent consideration fair value	14
Balance as of September 30, 2015	$632
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
The Company did not have any customers that individually comprised a significant concentration of its accounts receivable as of September 30, 2015 and December 31, 2014, or a significant concentration of its revenue for the three and nine months ended September 30, 2015 and 2014.
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
Other receivables of $2.9 million and $1.3 million are included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.
Identifiable Intangible Assets
The Company acquired intangible assets in connection with its business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are being amortized over their respective estimated useful lives using the straight-line method. The estimated useful lives and amortization methodology used in computing amortization are as follows:

	Estimated Useful Lives	Amortization Methodology
Customer relationships	7 years	Straight-line
Acquired technology	7 years	Straight-line
Trade names	3 years	Straight-line

Amortization expense associated with the Company's intangible assets was $0.2 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.7 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively.
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
Software development costs of $0.1 million and $0.4 million related to creating internally developed software and implementing software purchased for internal use were capitalized during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively, and are included in property and equipment in the accompanying condensed consolidated balance sheets. Amortization expense related to capitalized internally developed software was $0.1 million for each of the three months ended September 30, 2015 and 2014 and $0.2 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively, and is included in cost of revenue or general and administrative expense in the accompanying condensed consolidated statements of operations, depending upon the nature of the software development project. The net book value of capitalized internally developed software was $0.5 million and $0.6 million as of September 30, 2015 and December 31, 2014, respectively.
Software development costs of $0.3 million related to configuring and implementing hosted third-party software applications that the Company will use in its business operations were capitalized during the year ended December 31, 2014. There were no amounts capitalized during the nine months ended September 30, 2015. These costs are included in property and equipment in the accompanying condensed consolidated balance sheets. Amortization expense related to hosted third-party software applications was $0.2 million for each of the three months ended September 30, 2015 and 2014 and $0.5 million for each of the nine months ended September 30, 2015 and 2014 and is included in general and administrative expense in the accompanying condensed consolidated statements of operations. The net book value of hosted third-party software applications was $0.8 million and $1.4 million as of September 30, 2015 and December 31, 2014, respectively.
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
The Company’s income tax provision for the three and nine months ended September 30, 2015 and 2014 reflects its estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events that are recorded in the period in which they occur. For the three and nine months ended September 30, 2015 and 2014, the Company’s effective tax rate differs from the federal statutory rate primarily due to changes in the valuation allowance and nondeductible expenses.
For the three and nine months ended September 30, 2015 and 2014, the Company had net operating loss (“NOL”) carryforwards, the benefit of which is dependent on the Company’s ability to generate sufficient taxable income prior to the expiration of the NOL carryforwards. In addition, the maximum annual use of the NOL carryforwards is limited in certain situations, such as a change in stock ownership.

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
The initial aggregate purchase price associated with the E-Tale Acquisition totaled $9.0 million, which was comprised of $8.2 million of cash, $0.6 million for contingent consideration and $0.2 million of other items. During the nine months ended September 30, 2015, the aggregate purchase price of the E-Tale Acquisition was adjusted by less than $0.1 million for post-closing working capital adjustments, in accordance with the Purchase Agreement.
Comparative pro forma financial information for the E-Tale Acquisition has not been presented because the acquisition is not material to the Company’s consolidated results of operations.
4. Goodwill
The following table shows the changes in the carrying amount of goodwill for the nine months ended September 30, 2015 (in thousands):

Balance as of January 1, 2015	$21,518
Adjustment to E-Tale Acquisition purchase price	(45)
Balance as of September 30, 2015	$21,473
5. Guarantee
In June 2014, the Company assigned its previous lease of office space in London, England to a third party pursuant to an assignment agreement and a transfer agreement. In accordance with the assignment agreement, the Company is not required to collect any payments from the third party and therefore will not recognize any revenue associated with this assignment. All payments associated with the assigned lease will be made directly by the third party to the lessor and appropriate regulatory authorities. However, the Company has guaranteed the lease payments through the remainder of the lease term, which is until February 2022. As of September 30, 2015, the remaining lease payments under this lease totaled £2.2 million ($3.4 million based on the exchange rate as of September 30, 2015). This amount represents the maximum potential liability for future payments under the guarantee and will decrease over time as payments are made by the third party. In the event of default, the indemnity clauses in the transfer agreement govern the Company's ability to pursue and recover damages incurred. As of September 30, 2015, the Company does not anticipate any default by the third party. Therefore, no liability associated with this transaction has been recorded on the Company's condensed consolidated balance sheet as of September 30, 2015.

6. Equity Incentive Plan and Stock-Based Compensation
Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue (excluding depreciation)	$238	$183	$777	$373
Sales and marketing	1,190	922	3,766	1,833
Research and development	397	286	1,295	584
General and administrative	1,272	1,143	3,435	2,511
	$3,097	$2,534	$9,273	$5,301

Stock Option Awards

The following table summarizes the stock option activity for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding options as of January 1, 2015	1,425,357	$9.12
Granted	456,871	10.59
Exercised	(98,700)	4.79
Forfeited	(152,125)	15.39
Expired	(36,896)	25.66
Outstanding options as of September 30, 2015	1,594,507	$8.83	7.45	$4,044
Exercisable as of September 30, 2015	908,554	$6.82	6.37	$3,778
Vested and expected to vest as of September 30, 2015	1,489,014	$8.64	7.35	$3,995

The total compensation cost related to nonvested stock options not yet recognized as of September 30, 2015 was $1.6 million and will be recognized over a weighted average period of approximately 2.0 years.

Restricted Stock Units

The following table summarizes the RSU activity for the nine months ended September 30, 2015:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested RSUs as of January 1, 2015	944,734	$22.76
Granted	1,520,780	10.22
Vested	(186,286)	26.23
Forfeited	(196,980)	15.55
Unvested RSUs as of September 30, 2015	2,082,248	$13.98

The total unrecognized compensation cost related to the unvested RSUs as of September 30, 2015 was $15.1 million and will be recognized over a weighted average period of approximately 1.9 years.

7. Net Loss Per Share
Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three and nine months ended September 30, 2015 and 2014:

	Three and Nine Months Ended September 30,
	2015	2014
Warrants to purchase common stock	—	3,743
Stock options	1,594,507	1,518,737
RSUs	2,082,248	691,864
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
Substantially all assets were held in the United States during the nine months ended September 30, 2015 and 2014. The following table summarizes revenue by geography for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Domestic	$18,429	$16,222	$54,652	$47,220
International	5,950	4,744	16,499	13,854
Total revenue	$24,379	$20,966	$71,151	$61,074

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
We sell subscriptions to our SaaS solutions primarily through our direct sales force. Our customers include the online businesses of traditional retailers, online retailers and branded manufacturers, as well as advertising agencies that use our solutions on behalf of their retailer clients. As of September 30, 2015, we had over 2,900 customers worldwide, including 34% of the top 500 U.S. internet retailers, as identified by Internet Retailer magazine based on their 2014 online sales.
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

Although e-commerce continues to expand as retailers and manufacturers continue to increase their online sales, it is also becoming more complex and fragmented due to the hundreds of channels available to retailers and manufacturers and the rapid pace of change and innovation across those channels. In order to gain consumers’ attention in a more crowded and competitive online marketplace, many retailers and an increasing number of manufacturers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of large online retailers, and as a result we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth. As of September 30, 2015, we supported 51 marketplaces, up from 41 at December 31, 2014.

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
Number of Customers
The number of customers subscribing to our solutions is a primary determinant of our revenue. The number of customers was 2,910 and 2,781 as of September 30, 2015 and 2014, respectively.  For these purposes, we include all customers who subscribe to at least one of our solutions, but we exclude customers who subscribe only to one of our legacy product offerings from prior to 2008 that are focused on solutions for lower-volume eBay sellers and which are no longer part of our strategic focus.
Average Revenue per Customer
The average revenue generated by our customers is the other primary determinant of our revenue. We calculate this metric by dividing our revenue for a particular period by the average monthly number of customers during the period, which is calculated by taking the sum of the number of customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per customer in absolute dollars on a rolling twelve-month basis, but we may also calculate percentage changes in average revenue per customer on a quarterly basis in order to help us evaluate our period-over-period performance. Our average revenue per customer increased 4.4% to $32,748 for the twelve months ended September 30, 2015 as compared to $31,375 for the twelve months ended September 30, 2014.
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
For each of the twelve months ended September 30, 2015 and 2014, our subscription dollar retention rate exceeded 100%.
Adjusted EBITDA
Adjusted EBITDA represents our earnings before interest expense, income tax (benefit) expense and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item, and, for the nine months ended September 30, 2015, one-time severance and related costs. We believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with U.S. GAAP.
Adjusted EBITDA eliminates the impact of stock-based compensation expense and, for the nine months ended September 30, 2015, one-time severance and related costs, which we do not consider indicative of our operating performance. Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(4,791)	$(9,004)	$(20,271)	$(27,978)
Adjustments:
Interest expense, net	60	55	142	157
Income tax (benefit) expense	1	6	(126)	87
Depreciation and amortization expense	2,341	1,741	6,363	4,393
Total adjustments	2,402	1,802	6,379	4,637
EBITDA	(2,389)	(7,202)	(13,892)	(23,341)
Stock-based compensation expense	3,097	2,534	9,273	5,301
One-time severance and related costs	—	—	656	—
Adjusted EBITDA	$708	$(4,668)	$(3,963)	$(18,040)

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
The following table shows the percentage of our total revenue attributable to fixed subscription fees plus implementation fees, as compared to the percentage attributable to variable subscription fees, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(as a percentage of total revenue)
Fixed subscription fees plus implementation fees	79.5%	78.6%	78.6%	75.8%
Variable subscription fees	20.5	21.4	21.4	24.2
Total revenue	100.0%	100.0%	100.0%	100.0%

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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended September 30, 2015, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015.

Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for a full description of recent accounting pronouncements.

Results of Operations
Comparison of the Three Months Ended September 30, 2015 and 2014
The following table presents our results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$24,379	100.0%	$20,966	100.0%	$3,413	16.3%
Cost of revenue (excluding depreciation)	4,954	20.3	5,020	23.9	(66)	(1.3)
Depreciation - Cost of revenue	1,336	5.5	998	4.8	338	33.9
Gross profit	18,089	74.2	14,948	71.3	3,141	21.0
Operating expenses:
Sales and marketing	11,879	48.7	13,595	64.8	(1,716)	(12.6)
Research and development	3,874	15.9	4,157	19.8	(283)	(6.8)
General and administrative	6,075	24.9	5,310	25.3	765	14.4
Depreciation and amortization	1,005	4.1	743	3.5	262	35.3
Total operating expenses	22,833	93.6	23,805	113.4	(972)	(4.1)
Loss from operations	(4,744)	(19.4)	(8,857)	(42.1)	4,113	(46.4)
Other income (expense):
Interest expense, net	(60)	(0.2)	(55)	(0.3)	(5)	9.1
Other income (expense), net	14	0.1	(86)	(0.4)	100	*
Total other income (expense)	(46)	(0.1)	(141)	(0.7)	95	(67.4)
Loss before income taxes	(4,790)	(19.5)	(8,998)	(42.8)	4,208	(46.8)
Income tax expense	1	—	6	—	(5)	(83.3)
Net loss	$(4,791)	(19.5)%	$(9,004)	(42.8)%	$4,213	(46.8)

* = not meaningful

Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Revenue	$24,379	$20,966	$3,413	16.3%

The increase in revenue for the three months ended September 30, 2015 was mainly driven by an increase in the average revenue per customer, an increase in the number of customers and the continued expansion of our international operations.
We experienced a 9.8% increase in the average revenue per customer during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase in the average revenue per customer during the three months ended September 30, 2015 accounted for 60.8% of the increase in revenue during the period. The increase in the average revenue per customer was primarily attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the year. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they generate a higher amount of GMV from which we derive revenue and in some cases they may subscribe to additional modules on our platform, thereby increasing our subscription revenue.
In addition, we experienced a 4.6% increase in the number of customers at September 30, 2015 as compared to September 30, 2014. The increase in customers accounted for 39.2% of the increase in revenue during the three months ended September 30, 2015.
Our revenue from international operations of $6.0 million, or 24.4% of total revenue, for the three months ended September 30, 2015 increased from $4.7 million, or 22.6% of total revenue, for the three months ended September 30, 2014. The increase in revenue from our international operations was primarily attributable to an increase in the number of international customers.
Cost of Revenue (excluding depreciation)

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Cost of revenue (excluding depreciation)	$4,954	$5,020	$(66)	(1.3)%
Percentage of total revenue	20.3%	23.9%

Cost of revenue (excluding depreciation) remained relatively stable during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The decrease in cost of revenue (excluding depreciation) as a percentage of revenue reflects the implementation of our strategy to manage expenses and drive the business towards sustainable profitability.

Depreciation - Cost of revenue

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Depreciation - cost of revenue	$1,336	$998	$338	33.9%
Percentage of total revenue	5.5%	4.8%

The increase in depreciation expense was attributable to an increase in capital expenditures associated with equipment for our data centers.
Operating Expenses
Sales and marketing

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$11,879	$13,595	$(1,716)	(12.6)%
Percentage of total revenue	48.7%	64.8%
The decrease in sales and marketing expense was primarily attributable to a $1.0 million decrease in our marketing and advertising expenses, promotional event programs, and travel costs and a $0.6 million decrease in salaries and personnel-related costs. The decrease in sales and marketing expense as a percentage of revenue reflects the implementation of our strategy to manage expenses and drive the business towards sustainable profitability.

Research and development

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Research and development	$3,874	$4,157	$(283)	(6.8)%
Percentage of total revenue	15.9%	19.8%

The decrease in research and development expense was primarily attributable to a $0.6 million decrease in salaries and personnel-related costs, partially offset by a $0.2 million increase in software and hosting expenses. The decrease in research and development expense as a percentage of revenue reflects the implementation of our strategy to manage expenses and drive the business towards sustainable profitability.
General and administrative

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
General and administrative	$6,075	$5,310	$765	14.4%
Percentage of total revenue	24.9%	25.3%

The increase in general and administrative expense was primarily attributable to a $0.4 million increase in professional fees related to legal and consulting services and a $0.3 million increase in bad debt expense driven by customer growth and the associated increase in our revenue.
Depreciation and amortization

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization	$1,005	$743	$262	35.3%
Percentage of total revenue	4.1%	3.5%

The increase in depreciation and amortization expense was primarily attributable to amortization expense associated with intangible assets acquired as a result of the E-Tale acquisition in October 2014. In addition, depreciation expense has risen due to an increase in capital expenditures during the fourth quarter of 2014 and the nine months ended September 30, 2015.
Additional Information
Stock-based compensation

	Three Months Ended September 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Stock-based compensation	$3,097	$2,534	$563	22.2%
Percentage of total revenue	12.7%	12.1%

The increase in stock-based compensation expense was primarily attributable to our issuance of approximately 1.8 million RSUs subsequent to September 30, 2014 with grant date fair values ranging from $8.76 to $18.50. The expense associated with these RSUs accounted for approximately 94% of our stock-based compensation expense for the three months ended September 30, 2015.

Results of Operations
Comparison of the Nine Months Ended September 30, 2015 and 2014
The following table presents our results of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$71,151	100.0%	$61,074	100.0%	$10,077	16.5%
Cost of revenue (excluding depreciation)	15,571	21.9	15,686	25.7	(115)	(0.7)
Depreciation - Cost of revenue	3,536	5.0	2,483	4.1	1,053	42.4
Gross profit	52,044	73.1	42,905	70.2	9,139	21.3
Operating expenses:
Sales and marketing	40,790	57.3	41,475	67.9	(685)	(1.7)
Research and development	11,955	16.8	12,308	20.2	(353)	(2.9)
General and administrative	16,867	23.7	14,860	24.3	2,007	13.5
Depreciation and amortization	2,827	4.0	1,910	3.1	917	48.0
Total operating expenses	72,439	101.8	70,553	115.5	1,886	2.7
Loss from operations	(20,395)	(28.7)	(27,648)	(45.3)	7,253	(26.2)
Other income (expense):
Interest expense, net	(142)	(0.2)	(157)	(0.3)	15	(9.6)
Other income (expense), net	140	0.2	(86)	(0.1)	226	*
Total other income (expense)	(2)	—	(243)	(0.4)	241	(99.2)
Loss before income taxes	(20,397)	(28.7)	(27,891)	(45.7)	7,494	(26.9)
Income tax (benefit) expense	(126)	(0.2)	87	0.1	(213)	*
Net loss	$(20,271)	(28.5)%	$(27,978)	(45.8)%	$7,707	(27.5)

* = not meaningful

Revenue

	Nine Months Ended September 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Revenue	$71,151	$61,074	$10,077	16.5%

The increase in revenue for the nine months ended September 30, 2015 was mainly driven by an increase in the number of customers, an increase in the average revenue per customer and the continued expansion of our international operations.
We experienced a 4.6% increase in the number of customers at September 30, 2015 as compared to September 30, 2014. The increase in customers accounted for 61.2% of the increase in revenue during the nine months ended September 30, 2015.
In addition, we experienced a 6.1% increase in the average revenue per customer during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in the average revenue per customer during the nine months ended September 30, 2015 accounted for 38.8% of the increase in revenue during the period.

Our revenue from international operations of $16.5 million, or 23.2% of total revenue, for the nine months ended September 30, 2015 increased from $13.9 million, or 22.7% of total revenue, for the nine months ended September 30, 2014. The increase in revenue from our international operations was primarily attributable to an increase in the number of international customers.
Cost of Revenue (excluding depreciation)

	Nine Months Ended September 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Cost of revenue	$15,571	$15,686	$(115)	(0.7)%
Percentage of total revenue	21.9%	25.7%

Cost of revenue (excluding depreciation) remained relatively stable during the nine months ended September 30, 2015. The decrease in cost of revenue (excluding depreciation) was attributable to a $0.6 million charge incurred during the nine months ended September 30, 2014 for translation costs associated with a short-term initiative designed to expand our customers' presence in certain European countries. We did not incur any translation costs during the nine months ended September 30, 2015. The absence of the translation costs in the nine months ended September 30, 2015 was partially offset by a $0.4 million increase in salaries and personnel-related costs, mainly due to stock-based compensation, and a $0.2 million increase in co-location facility and website maintenance costs.
Depreciation - Cost of revenue

	Nine Months Ended September 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Depreciation - cost of revenue	$3,536	$2,483	$1,053	42.4%
Percentage of total revenue	5.0%	4.1%

The increase in depreciation expense was attributable to an increase in capital expenditures associated with equipment for our data centers.
Operating Expenses
Sales and marketing

	Nine Months Ended September 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Sales and marketing	$40,790	$41,475	$(685)	(1.7)%
Percentage of total revenue	57.3%	67.9%

The decrease in sales and marketing expense was primarily attributable to a $2.1 million decrease in our marketing and advertising expenses, promotional event programs, and travel costs, as well as a $0.4 million decrease in recruiting and consulting costs, partially offset by a $1.8 million increase in salaries and personnel-related costs, mainly due to stock-based compensation. The decrease in sales and marketing expense as a percentage of revenue reflects the implementation of our strategy to manage expenses and drive the business towards sustainable profitability.

Research and development

	Nine Months Ended September 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Research and development	$11,955	$12,308	$(353)	(2.9)%
Percentage of total revenue	16.8%	20.2%

The decrease in research and development expense was primarily attributable to a $0.4 million decrease in salaries and personnel-related costs and a $0.1 million decrease in recruiting costs, partially offset by a $0.1 million increase in software and hosting expenses. The decrease in research and development expense as a percentage of revenue reflects the implementation of our strategy to manage expenses and drive the business towards sustainable profitability.
General and administrative

	Nine Months Ended September 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
General and administrative	$16,867	$14,860	$2,007	13.5%
Percentage of total revenue	23.7%	24.3%

The increase in general and administrative expense was primarily attributable to one-time severance and related costs totaling $0.7 million recognized in the second quarter of 2015. We also experienced a $0.6 million increase in professional fees related to legal, consulting and audit and tax services, a $0.3 million increase in bad debt expense driven by customer growth and the associated increase in our revenue, a $0.3 million increase in general corporate expenses and a $0.2 million increase in salaries and personnel-related costs.
Depreciation and amortization

	Nine Months Ended September 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Depreciation and amortization	$2,827	$1,910	$917	48.0%
Percentage of total revenue	4.0%	3.1%

The increase in depreciation and amortization expense was primarily attributable to amortization expense associated with intangible assets acquired as a result of the E-Tale acquisition in October 2014. In addition, depreciation expense has risen due to an increase in capital expenditures during the fourth quarter of 2014 and the nine months ended September 30, 2015.
Additional Information
Stock-based compensation

	Nine Months Ended September 30,		Period-to-Period Change
	2015	2014	Amount	Percentage
	(dollars in thousands)
Stock-based compensation	$9,273	$5,301	$3,972	74.9%
Percentage of total revenue	13.0%	8.7%

The increase in stock-based compensation expense was primarily attributable to our issuance of approximately 1.8 million RSUs subsequent to September 30, 2014, which accounted for approximately 94% of our stock-based compensation expense for the nine months ended September 30, 2015.

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
We have a loan and security agreement with a bank, which was last amended on September 17, 2014. Under the loan and security agreement, as amended, we have a borrowing capacity under a revolving line of credit in the amount of $10.0 million. The revolving line of credit has a term through September 17, 2016 and requires interest-only payments to be made monthly on any outstanding advances at the bank's prime rate, which was 3.25% at September 30, 2015, plus 0.25%. We are also obligated to pay an unused facility fee in the amount of 0.15% per year on any unused borrowing capacity. At September 30, 2015, we did not have any amounts outstanding under the revolving line of credit.
The revolving line of credit is collateralized by all of our assets, excluding our intellectual property, although we may not encumber our intellectual property without the consent of the bank. Under the terms of the loan and security agreement, we are required to meet and maintain specified financial and nonfinancial covenants. As of September 30, 2015, we were in compliance with all such covenants.
Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and our existing cash balances will be sufficient to meet our cash requirements for at least the next 12 months.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash (used in) provided by:
Operating activities	$(4,804)	$(16,829)
Investing activities	(3,601)	(6,220)
Financing activities	(1,690)	778

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

For the nine months ended September 30, 2015, our cash used in operating activities of $4.8 million consisted of a net loss of $20.3 million and $1.3 million of cash used as a result of changes in working capital, partially offset by $16.7 million for non-cash items. Non-cash items primarily consisted of non-cash stock compensation expense of $9.3 million, depreciation and amortization expense of $6.4 million and bad debt expense of $1.3 million. The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $4.2 million as a result of customer growth generating increased billings and revenue, and an increase in prepaid expenses and other assets of $2.1 million due to prepayments of general corporate expenses in 2015 that we did not incur in 2014. These decreases in cash were partially offset by an increase in deferred revenue of $3.0 million as a result of an increased number of customers prepaying for subscription services and an increase in accounts payable and accrued expenses of $1.9 million, primarily driven by timing of payments to our vendors and increased operating costs during the period.

For the nine months ended September 30, 2014, our cash used in operating activities of $16.8 million consisted of a net loss of $28.0 million, partially offset by $10.8 million in adjustments for non-cash items and $0.4 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $5.3 million, depreciation and amortization expense of $4.4 million and bad debt expense of $1.0 million. The increase in cash resulting from changes in working capital primarily consisted of an increase in deferred revenue of $2.2 million as a result of an increased number of customers prepaying for subscription services, and a decrease in accounts receivable of $0.6 million as a result of increased cash collections during the period. These increases were partially offset by decreases in operating cash flow due to a decrease in accounts payable and accrued expenses of $1.7 million, primarily driven by timing of payments to our vendors and accrued bonuses and commissions related to the year ended December 31, 2013 that were paid in the first quarter of 2014, and an increase in prepaid expenses and other assets of $0.8 million.

Investing Activities
Our cash flows from investing activities generally consist of capitalized expenditures to create internally developed software and implement software purchased for internal use, and purchases of property and equipment to support the expansion of our infrastructure.

For the nine months ended September 30, 2015, cash used in investing activities was $3.6 million, consisting of $3.5 million for the purchase of property and equipment and $0.1 million for the payment of internal-use software development costs.
For the nine months ended September 30, 2014, cash used in investing activities was $6.2 million, consisting of $5.4 million for the purchase of property and equipment and $0.8 million for the payment of internal-use software development costs.

Financing Activities
Our cash flows from financing activities consist of proceeds from the exercises of stock options as well as payments on capital lease obligations and tax withholdings related to the net-share settlement of restricted stock units.

For the nine months ended September 30, 2015, cash used in financing activities was $1.7 million, consisting of $1.6 million used for the repayment of capital leases and $0.6 million used for the payment of taxes related to the net-share settlement of restricted stock units, partially offset by $0.5 million in cash received upon the exercise of stock options.

For the nine months ended September 30, 2014, cash provided by financing activities was $0.8 million, consisting of $1.8 million in cash received upon the exercise of stock options, partially offset by $1.0 million used for the repayment of capital leases.

Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Foreign Currency Exchange Risk
With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar denominated revenue and operating expenses in the United Kingdom, Europe, Australia, Brazil, China and Hong Kong. As a result, we would experience increased revenue and operating expenses at our non-U.S. operations if there were a decline in the value of the U.S. dollar relative to these foreign currencies. Conversely, we would experience decreased revenue and operating expenses at our non-U.S. operations if there were an increase in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our revenue and expenses denominated in foreign currencies, a 10% change in foreign exchange rates would have had only an immaterial impact on our results of operations for the three and nine months ended September 30, 2015.
Interest Rate Risk
We are only marginally exposed to interest rate risk through our portfolio of cash and cash equivalents. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past.
We may be subject to interest rate risk in connection with borrowings under our revolving line of credit, which are subject to a variable interest rate. As of September 30, 2015, we did not have any borrowings outstanding under our revolving line of credit. Any debt we incur in the future may also bear interest at variable rates.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In re ChannelAdvisor Securities Litigation. On January 23, 2015, plaintiff Justin Dice filed a purported class action complaint in the U.S. District Court for the Southern District of New York (S.D.N.Y.), Dice v. ChannelAdvisor Corporation et al., alleging violations of the federal securities laws against us and certain of our executive officers. Plaintiff Dice alleges that the defendants engaged in a fraudulent scheme to artificially inflate the price of our common stock by making false and misleading statements to investors concerning our financial guidance for the fourth quarter of 2014. On January 26, 2015, plaintiff David Gracia also filed a purported class action complaint in the S.D.NY., Gracia v. ChannelAdvisor Corporation et al., in which Plaintiff Gracia brings the same claims, against the same named defendants, as in the action brought by Plaintiff Dice. On May 5, 2015, the S.D.N.Y. consolidated the Dice and Gracia actions, captioned the actions as In re ChannelAdvisor Securities Litigation, and appointed Plaintiff Dice as lead plaintiff for the putative class. On July 2, 2015, the S.D.N.Y. granted the defendants’ motion to transfer the case to the U.S. District Court for the Eastern District of North Carolina. On September 28, 2015, the defendants moved to dismiss the case. The motion is not yet fully briefed. We dispute these claims and intend to defend the matter vigorously.
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
Risks Related to Our Business
We have incurred significant net losses since inception, and it is possible that our operating expenses will increase in the foreseeable future, which may make it more difficult for us to achieve profitability.
We incurred net losses of $34.5 million and $20.3 million during the year ended December 31, 2014 and the nine months ended September 30, 2015, respectively, and we had an accumulated deficit of $154.9 million as of September 30, 2015. It is possible that our operating expenses will increase in the foreseeable future as we invest in increased sales and marketing and research and development efforts. As a result, we can provide no assurance as to whether or when we will achieve profitability. In addition, as we became a public company in 2013, we will continue to incur accounting, legal and other expenses that we did not incur as a private company. To achieve profitability, we will need to either increase our revenue sufficiently to offset these higher expenses or reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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
The e-commerce market is characterized by rapid technological change and frequent changes in rules, specifications and other requirements for retailers and manufacturers to be able to sell their merchandise on particular channels, as well as developments in technologies that can impede the display and tracking of advertisements. Our ability to retain existing customers and attract new customers depends in large part on our ability to enhance and improve our existing solutions and introduce new solutions that can adapt quickly to these technological changes. To achieve market acceptance for our solutions, we must effectively anticipate and offer solutions that meet frequently changing channel requirements in a timely manner. If our solutions fail to do so, our ability to renew our contracts with existing customers and our ability to create or increase demand for our solutions will be impaired.
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

Third-party cookies are downloaded from domains not associated with the address currently being viewed in an internet user's browser. Cookies can be specifically blocked by browser settings, and, for example, the Safari internet browser blocks third-party cookies by default. Internet users can also download free or paid “ad blocking” software that prevents third-party cookies from being stored on a user’s device. On the other hand, first-party cookies are downloaded directly from the address domain of an internet user, and are generally considered safer by privacy concerns. We currently collect data from both first-party and third-party cookie implementations. Our customers currently implementing our third-party cookie solution might be slow to migrate their sites to first-party cookie technologies, which could result in less cookie data that we can collect, and therefore less reported revenue data that can we can store.

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
In addition, in the past, stockholders have initiated class action lawsuits against technology companies following periods of volatility in the market prices of these companies’ stock. In January 2015, two purported class action complaints were filed alleging violations of the federal securities laws against a group of defendants including us and certain of our current executive officers. We dispute the claims asserted and intend to defend the matter vigorously. In the third quarter of 2015, we moved to dismiss the case and the outcome of our motion is pending. These cases, and additional litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

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

10.1	*	Executive Severance and Change in Control Letter Agreement, dated as of August 31, 2015, by and between the Registrant and Mark E. Cook.

31.1	*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

CHANNELADVISOR CORPORATION

Date:	November 5, 2015	By:	/s/ Mark E. Cook
Mark E. Cook
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

10.1	*	Executive Severance and Change in Control Letter Agreement, dated as of August 31, 2015, by and between the Registrant and Mark E. Cook.

31.1	*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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