Form 10-K
period 2015-12-31
CHANNELADVISOR CORP
filed 2016-02-25
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 001-35940
CHANNELADVISOR CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	56-2257867
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3025 Carrington Mill Boulevard Morrisville, NC	27560
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (919) 228-4700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

The aggregate market value of ChannelAdvisor Corporation voting and non-voting common equity held by non-affiliates as of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $11.95 as reported on the New York Stock Exchange on that date was $259,931,907.

At February 11, 2016, 25,243,168 shares of ChannelAdvisor Corporation Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

PART I
ITEM 1. BUSINESS
Overview
We are a leading provider of SaaS solutions that enable our retailer and branded manufacturer customers to integrate, manage and optimize their merchandise sales across hundreds of online channels. Through our platform, we enable our customers to connect with new and existing sources of demand for their products, including e-commerce marketplaces, such as Amazon, eBay, Jet.com, Newegg and Sears, search engines and comparison shopping websites, such as Google, Microsoft’s Bing and Nextag, and emerging channels, such as Facebook and Pinterest. Our suite of solutions, accessed through a standard web browser, provides our customers with a single, integrated user interface to manage their product listings, inventory availability, pricing optimization, search terms, data analytics and other critical functions across these channels. We also offer solutions that allow branded manufacturers to send their web visitors directly to authorized resellers and to gain insight into consumer behavior. Our proprietary cloud-based technology platform delivers significant breadth, scalability and flexibility. In 2015, our customers processed approximately $6.8 billion in GMV through our platform.
We serve customers across a wide range of industries and geographies. As of December 31, 2015, we had approximately 2,900 customers worldwide, including 34% of the top 500 U.S. internet retailers, as ranked by Internet Retailer magazine based on 2014 sales. Our customers include both traditional and online retailers as well as branded manufacturers, which are manufacturers that market the products they produce under their own name.
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
While these e-commerce growth drivers create significant opportunity for retailers and branded manufacturers, they also create additional complexity and challenges. Retailers and branded manufacturers seeking new avenues to expand their online sales must manage product data and transactions across hundreds of highly fragmented online channels where data attributes vary, requirements change frequently and the pace of innovation is rapid and increasing.
We address these challenges by offering retailers and branded manufacturers SaaS solutions that enable them to integrate, manage and optimize their merchandise sales across these disparate online channels. In addition, we facilitate improved collaboration between branded manufacturers and their authorized resellers through solutions that deliver high value leads from branded manufacturers to those resellers. We generate the majority of our revenue from our customers’ access to and usage of our SaaS solutions, which are organized into modules. Each module integrates with a particular type of channel, such as third-party marketplaces, digital marketing websites and authorized reseller websites. Using our solutions, customers can:
•connect with new channels and more easily integrate with channels they already use;
•access emerging online sources of consumer demand, such as social networks and mobile devices;
•adapt to the frequently changing policies and requirements of each channel;
•manage real-time inventory allocation and availability across channels;
•implement dynamic pricing and promotion strategies across channels;
•efficiently manage, evaluate and optimize customer traffic to their own e-commerce websites;

•more easily sell into new geographic territories worldwide;

•	provide a seamless consumer journey from branded manufacturer websites and digital marketing campaigns to the e-commerce sites and physical stores of authorized resellers;

•	reduce dependence on in-house information technology staff and avoid significant up-front capital expenses; and

•	access in real-time the latest product and software upgrades that we regularly release on our SaaS platform to keep up with the rapid pace of change and innovation in the market.
We derive our revenue primarily from subscription fees paid to us by our customers for access to and usage of our SaaS solutions for a specified contract term, which is usually one year. The majority of our subscription fee is based on the amount of a customer's GMV processed on our platform. A portion of the GMV-based subscription fee is typically fixed and is based on a specified minimum amount of GMV that a customer expects to process through our platform. The remaining portion of GMV-based subscription fee is typically variable and is based on a specified percentage of GMV processed through our platform that exceeded the customer’s specified minimum GMV amount. We believe that our subscription fee pricing model aligns our interests with those of our customers. We also receive implementation fees, which may include fees for providing launch assistance and training.
Industry Background
Increasing complexity and fragmentation for retailers and branded manufacturers selling online
E-commerce is a large and global market that continues to expand as retailers and branded manufacturers continue to increase their online sales. However, it is also an increasingly complex and fragmented market due to the hundreds of channels available to retailers and branded manufacturers and the rapid pace of change and innovation across those channels. Historically, a retailer or branded manufacturer might have simply established an online storefront and used a basic paid search program to drive traffic to its website. Today, in order to gain consumers’ attention in a more crowded and competitive online marketplace, many retailers and an increasing number of branded manufacturers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In addition, retailers and branded manufacturers often seek to sell their products in multiple countries, each with its own local consumer preferences and behaviors.
Several significant trends have contributed to this increasing complexity and fragmentation, including:

•
Emergence and growth of online third-party marketplaces.    Third-party marketplaces, which are marketplaces that aggregate many sellers, are an increasingly important driver of growth for a number of large online retailers. Some of these marketplaces, such as Amazon, offer products from their own inventory, known as first-party products, as well as products sold by others, known as third-party products; other marketplaces, such as eBay, offer only third-party products. In addition, several of the largest traditional brick-and-mortar retailers, including Best Buy, Sears, Tesco and Walmart have incorporated third-party marketplaces into their online storefronts, allowing other retailers and branded manufacturers to market their products to consumers they might not otherwise reach.

•
Mainstream adoption of mobile devices for e-commerce.    Mobile internet-enabled devices, such as smartphones and tablets, enable new consumer shopping behaviors, such as in-store barcode scanning to find online promotions, better pricing or alternative products, a practice commonly known as “showrooming.” While benefiting consumers by increasing the transparency and accessibility of e-commerce, the proliferation of mobile devices and mobile commerce requires retailers and branded manufacturers to build additional device-specific optimization and functionality into their sites, increasing the complexity of managing their online presences.

•
Growth of additional online consumer touch points.    As consumers have moved more of their shopping and product discovery online, paid search and comparison shopping sites, as well as branded manufacturer websites, have emerged as key influencers and important points of product research for consumers making purchase decisions.

•
Global growth in e-commerce driving opportunities for international selling.    The growth in e-commerce globally presents an opportunity for retailers and branded manufacturers to engage in international sales through country or region-specific marketplaces such as MercadoLibre in Latin America and Alibaba in Asia. Retailers and branded manufacturers seeking to increase international e-commerce often need to extend their online presence to include a variety of these international channels.

•
Widespread use of social networking and commerce applications.    The rapid growth of social networking and commerce applications provides a nascent but potentially valuable channel through which retailers and branded manufacturers can connect to consumers.

•
Increase in branded manufacturers’ participation in direct-to-consumer e-commerce. With the rise of Amazon and the struggles of some traditional retail partners, more branded manufacturers are exploring or participating in direct-to-consumer online sales using their own websites and/or third-party marketplaces. However, because those traditional retail partners still represent a majority of revenue for branded manufacturers, many branded manufacturers desire solutions that allow collaboration with those partners in addition to direct-to-consumer solutions.

Challenges with alternative e-commerce solutions
The fragmentation and increasing complexity of e-commerce channels is placing greater demands on retailers and branded manufacturers that seek to grow their online sales. These retailers and branded manufacturers require solutions that will enable them to easily integrate their product offerings and inventory across multiple online channels. Traditional solutions, however, typically suffer from several limitations, including the following:

•
In-house solutions are costly and may be slow to adapt to industry change and innovation.    To maintain pace with the speed of change and innovation of online channels, retailers and branded manufacturers that rely on in-house capabilities are required to invest in and maintain significant technological infrastructure, human resources and industry relationships. Successful in-house solutions may typically require longer periods of setup time, substantial up-front capital expenditures and significant ongoing maintenance expense.

•
Point solutions are limited in functionality and channels supported.    There are numerous narrowly tailored, or point, solutions available for retailers and branded manufacturers to help them manage single online channels or a single category of channels, but these point solutions often do not address the needs of retailers and branded manufacturers seeking to manage pricing and inventory across multiple channels through a single, unified platform.

•
Solutions provided by the channels are not aligned with customers’ broader online goals.    Most online channels offer their own solutions that help retailers and branded manufacturers connect with their specific channel and provide basic inventory control and data reporting functionality. By their very nature, however, these solutions are not channel independent and cannot help customers coordinate or optimize their online sales across the multiple online avenues available to them. As with point solutions, retailers and branded manufacturers must work with disparate third-party providers to connect with a broad array of channels, which requires significant time and costs.

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

•
Scalable technology platform.    In 2015, our customers processed approximately $6.8 billion in GMV through our platform. We believe that the scalability of our platform allows us to quickly and efficiently support an increasing number of product listings and transactions processed through our platform as we add new customers, integrate new channels and accommodate seasonal surges in consumer demand.

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

•
Data and reporting analytics.    Through our data and reporting analytics, we provide our customers with insight into the latest channel and consumer trends and general product performance. Our dashboards highlight sales trends, top performing products, seller reputation and repricing activity, among other key performance indicators, and alert customers to issues and errors in product listings. These capabilities provide actionable insights that allow customers to evaluate and, if necessary, improve the efficiency of their business rules on existing or new channels.

We offer our platform customers the choice of self-service accounts or managed-service accounts. Self-service customers operate our software themselves, while managed-service customers generally outsource most or all of the management of one or more channels to our professional services team, which then operates our software on the customer’s behalf based on the customer's instructions.
Our Products
The ChannelAdvisor Platform
We automate the workflow through which retailers and branded manufacturers manage their sales through online channels. Our suite of solutions includes the following key capabilities:

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

•
Developer ecosystem.    We offer third-party developers of complementary e-commerce solutions access to our platform through APIs. These APIs enable these third-party developers to build connections to our platform that meet their specific needs without requiring us to offer customized software code to them. We currently provide APIs to hundreds of third-party developers who have integrated their solutions with ours. For example, our API integrates our platform with business software provided by NetSuite, a provider of SaaS enterprise resource planning, customer relationship management and e-commerce solutions, to further streamline our joint customers’ e-commerce operations.

Individual Modules
We offer our software suite to customers through a series of modules. Generally, each of our modules is priced individually and is integrated with our platform’s underlying inventory management system, templates, rules and reporting systems. The primary modules we offer are:

•
Marketplaces.    Our Marketplaces module connects customers to third-party marketplaces including Amazon, Best Buy, eBay, Jet.com, La Redoute, Newegg, Sears, Tesco, TradeMe and Zalando. Our new standardized integration API, launched in 2015, which we refer to as Access ChannelAdvisor, allows additional e-commerce channels to integrate with our platform requiring less support on launch, which we believe will result in a broader array of channels available to our customers.

•
Digital Marketing. Our Digital Marketing module connects customers to comparison shopping websites such as Google Shopping, Nextag and PriceGrabber, allows customers to advertise products on search engines such as Google, Microsoft's Bing and Yahoo! and connects customers to social commerce sites such as Facebook, Polyvore and Pinterest. Our Digital Marketing module also includes Flex Feeds, which allow customers to generate and send customized product data feeds to their partners, such as affiliate networks, retargeting vendors, personalization vendors and product review platforms.

•
Where to Buy. Our Where to Buy solution allows branded manufacturers to provide their web visitors or customers of their digital marketing initiatives with up-to-date information about the authorized resellers that carry their products and the availability of those products. This provides consumers with an easier path to purchase from an authorized reseller of their choice. The solution improves the consumer experience and helps branded manufacturers gain a better understanding of consumer behavior through detailed data about the flow of traffic between the branded manufacturer and retailer.

Our Customers
As of December 31, 2015, we had approximately 2,900 customers worldwide, including retail and branded manufacturer customers across many consumer product categories, and served 34% of the top 500 U.S. internet retailers, as ranked by Internet Retailer magazine based on 2014 sales. For the year ended December 31, 2015, our ten largest customers in the aggregate accounted for 6.5% of our total revenue. No single customer accounted for more than 1.0% of our total revenue during the year ended December 31, 2015.
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
We develop our software using rapid iterations through small, incremental changes that are continuously integrated into our code base. We generally release new versions of our software approximately every 30 days, except during certain holiday seasons. Incremental improvements may be released on daily and weekly schedules. Through our single code base and multi-tenant software architecture, our customers benefit from our new capabilities as soon as they are made available.
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
Research and Development
Our research and development efforts are focused on enhancing the architecture of our technology platform, creating additional functionality for our customers, enhancing our external developer APIs and maintaining and extending the various points of integration we have to the online channels we support. We incurred research and development costs of $16.1 million, $16.2 million and $12.4 million during the years ended December 31, 2015, 2014 and 2013, respectively.
Competition
The market for products that help retailers and branded manufacturers reach online consumers is competitive. The competitive dynamics of our market are unpredictable because it is in an early stage of development, rapidly evolving, fragmented and subject to potential disruption by new technological innovations and the ability of channels to compete with us or make changes to which we need to rapidly adapt.
Several competitors provide solutions that compete with some of the capabilities of our platform, including those who provide software or services to connect retailers and branded manufacturers with one or more online channels. We also compete with in-house solutions used by retailers and branded manufacturers that elect to build and maintain their own proprietary integrations to online channels. In addition, we compete with the channels themselves, which typically offer software tools, often for free, allowing retailers and branded manufacturers to connect to them.

We believe the principal competitive factors in our industry include:
•industry expertise and thought leadership;
•relationships with leading online channels;
•relationships with leading retailers and branded manufacturers;
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
We have patent applications pending in the United States and Brazil and expect to apply for additional patents to protect our intellectual property as appropriate. We own U.S., European Union, Australian, China and Hong Kong trademark registrations for ChannelAdvisor and have trademark registrations pending in other countries.
In addition to the foregoing, we have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment-of-inventions agreements with employees, independent contractors, consultants and companies with which we conduct business.
Backlog
Backlog represents the total committed subscription fees to be received under our customer contracts that has not yet been recognized as revenue. As of December 31, 2015 and 2014, our backlog was approximately $50.3 million and $43.4 million, respectively.
Our customer contracts usually have a term of one year, and therefore the substantial majority of our backlog is expected to be recognized as revenue within the one-year contract term. Revenue for any period is a function of revenue recognized from deferred revenue, backlog under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period. As a result, our backlog at the beginning of any period is not necessarily indicative of our future performance. Our presentation of backlog may differ from other companies in our industry.
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
Data privacy and security.    Data privacy and security with respect to the collection of personally identifiable information continues to be a focus of worldwide legislation and compliance review. Examples include statutes adopted by the State of California that require online services to report breaches of the security of personal data, and to report to California customers when their personal data might be disclosed to direct marketers. In the European Union, U.S. companies must protect personal data in accordance with the Data Protection Directive (and local implementing legislation in relevant jurisdictions), which requires comprehensive information privacy and security protections for consumers with respect to information collected about them. Compliance requirements include disclosures, consents, transfer restrictions, notice and access provisions for which we may in the future need to build further infrastructure to support. Our prior approach to compliance with the Data Protection Directive was via the Safe Harbor Privacy Principles and the U.S.-E.U. Safe Harbor Framework as agreed to and set forth by the U.S. Department of Commerce and the European Union concerning U.S. companies doing business in Europe and collecting personal information from European citizens. On October 6, 2015, the European Court of Justice declared the Safe Harbor Framework invalid, and on February 2, 2016, the European Commission and the United States announced that they have agreed on a new framework for transatlantic data transfers. The details remain to be announced and formally approved, and we may be able to register under this framework as we did under the previous framework. As a result of this and the ongoing legislative activity in Europe, data protection requirements are likely to change in the coming months. We will continue to follow developments and work to maintain conforming means of transferring data from Europe, but despite our efforts to address the changes, we may be unsuccessful in establishing conforming means of transferring data from Europe.
We post on our website our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, U.S. Federal Trade Commission, or FTC, requirements or other privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our business, results of operations and financial condition.
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
Credit card protections.    We collect credit card data in processing the fees paid to us by our customers, as well as consumer credit card information when our customers use some of our solutions. Several major credit card companies have formed the Payment Card Industry Council, or PCI Council, in order to establish and implement security standards for companies that transmit, store or process credit card data. The PCI Council has created the Payment Card Industry Data Security Standard, or PCI DSS. Though the PCI DSS is not law, merchants using PCI Council members to process transactions are required to comply with the PCI DSS, with associated fines and penalties for non-compliance. Elements of the PCI DSS have begun to emerge as law in some states, however, and we expect the trend to continue as to further laws and restrictions in collecting and using credit card information. All of our solutions, to the extent they involve the collection of consumer credit card information, are PCI DSS compliant. We assess our compliance with the PCI DSS on an annual basis.
Employees
As of December 31, 2015, we had 601 employees, most of whom are located in the United States. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights. We consider our relationship with our employees to be good.
Information about Segment and Geographic Revenue
Information about segment and geographic revenue is set forth in Part II, Item 8. "Note 12 - Segment and Geographic Information" of this Annual Report.
Corporate Information
We were incorporated under the laws of the State of Delaware in June 2001. Our principal executive offices are located at 3025 Carrington Mill Boulevard, Morrisville, North Carolina. Our telephone number is (919) 228-4700.
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
We incurred net losses of $21.0 million and $34.5 million during the years ended December 31, 2015 and 2014, respectively, and we had an accumulated deficit of $155.6 million as of December 31, 2015. It is possible that our operating expenses will increase in the foreseeable future as we invest in increased sales and marketing and research and development efforts. To achieve profitability, we will need to either increase our revenue sufficiently to offset increasing expenses or reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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
The e-commerce market is characterized by rapid technological change and frequent changes in rules, specifications and other requirements for retailers and branded manufacturers to be able to sell their merchandise on particular channels, as well as developments in technologies that can impede the display and tracking of advertisements. Our ability to retain existing customers and attract new customers depends in large part on our ability to enhance and improve our existing solutions and introduce new solutions that can adapt quickly to these technological changes. To achieve market acceptance for our solutions, we must effectively anticipate and offer solutions that meet frequently changing channel requirements in a timely manner. If our solutions fail to do so, our ability to renew our contracts with existing customers and our ability to create or increase demand for our solutions will be impaired.
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
A number of competitive factors could cause us to lose potential sales or to sell our solutions at lower prices or at reduced margins, including:

•	Potential customers may choose to continue using or to develop applications in-house, rather than pay for our solutions;

•	The channels themselves, which typically offer software tools, often for free, that allow retailers and branded manufacturers to connect to them, may decide to compete more vigorously with us;

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
If the e-commerce industry consolidates around a limited number of online channels, or if the complexities and challenges faced by retailers and branded manufacturers seeking to sell online otherwise diminish, demand for our solutions could decline.
Our solutions enable retailers and branded manufacturers to manage their merchandise sales through hundreds of disparate online channels. One of the key attractions of our solutions to retailers and branded manufacturers is the ability to help address the complexity and fragmentation of selling online. Although the number and variety of online channels available to retailers and branded manufacturers have been increasing, at the same time the share of online sales made through a small number of larger channels, particularly Amazon and eBay, has also been increasing. If the trend toward consolidation around a few large online channels accelerates, the difficulties faced by retailers and branded manufacturers could decline, which might make our solutions less important to retailers and branded manufacturers and could cause demand for our solutions to decline.

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
Third-party cookies are downloaded from domains not associated with the address currently being viewed in an internet user's browser. Cookies can be specifically blocked by browser settings, and, for example, the Safari internet browser blocks third-party cookies by default. Internet users can also download free or paid "ad blocking" software that prevents third-party cookies from being stored on a user's device. On the other hand, first-party cookies are downloaded directly from the address domain of an internet user, and are generally considered safer by privacy concerns. We currently collect data from both first-party and third-party cookie implementations. Our customers currently implementing our third-party cookie solution might be slow to migrate their sites to first-party cookie technologies, which could result in less cookie data that we can collect, and therefore less reported revenue data that we can store.

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
Our customers are retailers and branded manufacturers that typically realize a significant portion of their online sales in the fourth quarter of each year during the holiday season. As a result of this seasonal variation, our subscription revenue fluctuates, with the variable portion of our subscription fees being higher in the fourth quarter than in other quarters and with revenue generally declining in the first quarter sequentially from the fourth quarter. Our business is therefore not necessarily comparable on a sequential quarter-over-quarter basis and you should not rely solely on quarterly comparisons to analyze our growth.
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
Although current U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to remote sales, an increasing number of states have considered or adopted laws that attempt to require out-of-state retailers to collect sales taxes on their behalf. In addition, the U.S. Senate and the U.S. House of Representatives are currently considering a variety of legislation, most notably the Marketplace Fairness Act, which would override the Supreme Court rulings and enable states to require that online retailers collect sales tax from the states’ residents. Some larger online retailers, including Amazon, have announced their support for legislation along these lines. This is a rapidly evolving area and we cannot predict whether this or other similar legislation will ultimately be adopted or what form it might take if adopted. For example, while the current Senate and House legislation includes an exception for small retailers, some of the state efforts do not and there can be no assurance that any legislation ultimately adopted would include such an exception. If the states or Congress are successful in these attempts to require online retailers to collect state or local income taxes on out-of-state purchases, buying online would lose some of its current advantage over traditional retail models and could become less attractive to consumers. This could cause e-commerce to decline, which would, in turn, hurt the business of our customers, potentially make our products less attractive and cause the amount of GMV processed through our platform, and ultimately our revenue, to decline. In addition, it is possible that one or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies like us that facilitate e-commerce, even though we are not an online retailer. Similar issues exist outside of the United States, where the application of value-added tax or other indirect taxes on online retailers and companies like us that facilitate e-commerce is uncertain and evolving.

We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could harm our business.
State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our platform in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal offices occupy approximately 137,000 square feet of leased office space in Morrisville, North Carolina pursuant to a lease agreement that expires in October 2022.
We also maintain sales, service, support or research and development offices in Seattle, Washington; London, England; Southend on Sea, England; Limerick, Ireland; Berlin, Germany; Melbourne, Australia; Sao Paulo, Brazil; Shanghai, China; and Shenzhen, China.
We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
ITEM 3. LEGAL PROCEEDINGS
The information required by this item is set forth under Note 6, “Commitments and Contingencies,” in our consolidated financial statements included in Item 8 of this Annual Report, and is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock commenced trading on the NYSE under the symbol "ECOM" on May 23, 2013. Prior to our IPO, there was no public market for our common stock.
The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NYSE:

	2015		2014
	High	Low	High	Low
First quarter	$22.19	$8.22	$49.90	$35.41
Second quarter	$12.98	$9.02	$39.36	$19.11
Third quarter	$13.19	$9.19	$27.16	$15.31
Fourth quarter	$14.73	$8.71	$22.47	$11.83
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between May 23, 2013, the date on which our common stock began trading on the New York Stock Exchange, and December 31, 2015, with the comparative cumulative total return of such amount on (i) the Dow Jones Industrial Average Total Return and (ii) the NASDAQ Computer Index over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends. The graph assumes our closing sales price on May 23, 2013 of $18.44 per share as the initial value of our common stock.
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
Stockholders
As of February 11, 2016, there were 92 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the Securities and Exchange Commission on May 23, 2013. During the period from the closing of the IPO through December 31, 2015, we used the proceeds from the IPO as follows: approximately $30.7 million to fund operations, approximately $18.2 million for debt and capital lease repayments, approximately $15.2 million for capital expenditures and approximately $8.0 million for the acquisition of E-Tale Holdings Limited, or E-Tale.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Parties
None.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated statement of operations data:
Revenue	$100,585	$84,901	$68,004	$53,587	$43,570
Gross profit	74,751	60,681	49,916	38,838	31,322
Loss from operations	(21,193)	(34,008)	(14,365)	(3,849)	(3,177)
Other income (expense)	57	(465)	(6,060)	(1,154)	(636)
Net loss	$(20,951)	$(34,514)	$(20,628)	$(4,933)	$(3,864)
Net loss per share—basic and diluted	$(0.84)	$(1.40)	$(1.51)	$(4.23)	$(3.45)
Weighted average shares of common stock outstanding used in computing net loss per share—basic and diluted	25,062,610	24,619,714	13,695,804	1,164,942	1,120,902
Other financial data:
Adjusted EBITDA (1)	$1,443	$(19,532)	$(8,532)	$(277)	$(910)
 ____________________________

(1)
We define adjusted EBITDA as net loss plus or (minus): income tax expense (benefit), interest expense, depreciation and amortization, stock-based compensation, headquarters relocation and related costs in 2015, one-time severance and related costs in 2015, acquisition-related costs in 2014 and loss on extinguishment of debt in 2013. Please see “—Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States, or GAAP.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$60,474	$68,366	$104,406	$10,865	$4,998
Accounts receivable, net	18,949	14,619	13,951	9,571	7,677
Restricted cash	67	633	685	687	886
Total assets	130,956	127,047	148,786	48,022	35,777
Long-term debt, including current portion	—	—	—	10,972	4,826
Series A and Series C warrants liability	—	—	—	3,235	592
Total liabilities	47,032	33,399	31,006	33,706	17,217
Total redeemable convertible preferred stock	—	—	—	90,495	90,413
Additional paid-in capital	240,360	228,370	218,330	3,584	2,932
Total stockholders’ equity (deficit)	83,924	93,648	117,780	(76,179)	(71,853)
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
Because of these and other limitations, you should consider adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net loss	$(20,951)	$(34,514)	$(20,628)	$(4,933)	$(3,864)
Adjustments:
Interest expense, net	184	209	2,960	1,185	642
Income tax (benefit) expense	(185)	41	203	(70)	51
Depreciation and amortization expense	8,793	6,264	3,722	2,903	2,061
Total adjustments, net	8,792	6,514	6,885	4,018	2,754
EBITDA	(12,159)	(28,000)	(13,743)	(915)	(1,110)
Stock-based compensation expense	11,837	7,981	2,099	638	200
Headquarters relocation and related costs	1,109	—	—	—	—
One-time severance and related costs	656	—	—	—	—
Acquisition-related costs	—	487	—	—	—
Loss on extinguishment of debt	—	—	3,112	—	—
Adjusted EBITDA	$1,443	$(19,532)	$(8,532)	$(277)	$(910)

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
Overview
We are a leading provider of software-as-a-service, or SaaS, solutions that enable our retailer and branded manufacturer customers to integrate, manage and optimize their merchandise sales across hundreds of online channels. Through our platform, we enable our customers to connect with new and existing sources of demand for their products, including e-commerce marketplaces, such as Amazon, eBay, Jet.com, Newegg, and Sears, search engines and comparison shopping websites, such as Google, Microsoft's Bing and Nextag, and emerging channels, such as Facebook and Pinterest. Our suite of solutions, accessed through a standard web browser, provides our customers with a single, integrated user interface to manage their product listings, inventory availability, pricing optimization, search terms, data analytics and other critical functions across these channels. We also offer solutions that allow branded manufacturers to send their web visitors directly to authorized resellers and to gain insight into consumer behavior. Our proprietary cloud-based technology platform delivers significant breadth, scalability and flexibility to our customers. In 2015, our customers processed approximately $6.8 billion in gross merchandise value, or GMV, through our platform.
We sell subscriptions to our SaaS solutions primarily through our direct sales force. Our customers include the online businesses of traditional retailers, online retailers and branded manufacturers (manufacturers that market the products they produce under their own name), as well as advertising agencies that use our solutions on behalf of their retailer clients. As of December 31, 2015, we had approximately 2,900 customers worldwide, including 34% of the top 500 U.S. internet retailers, as identified by Internet Retailer magazine based on their 2014 online sales.
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
For the year ended December 31, 2015, our total revenue increased 18.5%, or $15.7 million, to $100.6 million from $84.9 million for the year ended December 31, 2014. Our revenue growth was driven primarily by an increase in the average revenue per customer, partially due to an increase in the amount of our customers’ GMV processed through our platform, as well as by an increase in the number of customers. During 2015, 22.7% of our revenue was derived from customers located outside of the United States. We currently offer the same solutions internationally as we do in the United States, and we intend to continue expanding our international operations.
During 2015, we implemented a plan to improve our operational efficiency by moderating, or in some cases reducing, our expenses and investments in certain areas. As a result, for the year ended December 31, 2015, our operating margin and cash flow improved considerably compared to the year ended December 31, 2014.
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
Although e-commerce continues to expand as retailers and branded manufacturers continue to increase their online sales, it is also becoming more complex and fragmented due to the hundreds of channels available to retailers and branded manufacturers and the rapid pace of change and innovation across those channels. In order to gain consumers’ attention in a more crowded and competitive online marketplace, many retailers and an increasing number of branded manufacturers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of large online retailers, and as a result we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth. As of December 31, 2015, we supported over 50 marketplaces, up from over 40 at December 31, 2014.
We believe the growth in e-commerce globally presents an opportunity for retailers and branded manufacturers to engage in international sales. However, country-specific marketplaces are often the market share leaders in their regions, as is the case for Alibaba in Asia and MercadoLibre in much of Latin America. In order to help our customers capitalize on this potential market opportunity, and to address our customers’ needs with respect to cross-border trade, over the past few years, we have expanded our presence in the Asia-Pacific and Latin America regions through the opening of two offices in China and an office in Brazil. Doing business overseas involves substantial challenges, including management attention and resources needed to adapt to multiple languages, cultures, laws and commercial infrastructure, as further described in this report under the caption “Risks Related to our International Operations.”
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
Number of Customers
The number of customers subscribing to our solutions is a primary determinant of our revenue. The number of customers was 2,898, 2,841 and 2,429 as of December 31, 2015, 2014 and 2013, respectively. For purposes of this metric and the average revenue per customer metric described below, we include all customers who subscribe to at least one of our solutions, excluding customers subscribing only to certain legacy product offerings that are no longer part of our strategic focus.
Average Revenue per Customer
The average revenue generated by our customers is the other primary determinant of our revenue. We calculate this metric by dividing our revenue for a particular period by the average monthly number of customers during the period, which is calculated by taking the sum of the number of customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per customer in absolute dollars on a rolling twelve-month basis, but we may also calculate percentage changes in average revenue per customer on a quarterly basis in order to help us evaluate our period-over-period performance. Our average revenue per customer was $34,513, $31,400 and $30,670 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
For each of the twelve months ended December 31, 2015, 2014 and 2013, our subscription dollar retention rate exceeded 100%.
Adjusted EBITDA
Adjusted EBITDA represents our earnings before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item, headquarters relocation and related costs in 2015, one-time severance and related costs in 2015, acquisition-related costs in 2014 and loss on extinguishment of debt in 2013. Accordingly, we believe that adjusted EBITDA provides useful information to management and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with GAAP. Please refer to Item 6. "Selected Financial Data—Adjusted EBITDA” in this Annual Report for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measurement, for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.
Adjusted EBITDA should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner that we do. We prepare adjusted EBITDA to eliminate the impact of stock-based compensation expense, headquarters relocation and related costs in 2015, one-time severance and related costs in 2015, acquisition-related costs in 2014 and loss on extinguishment of debt in 2013, which we do not consider indicative of our operating performance. We encourage you to evaluate these adjustments, the reasons we consider them appropriate and the material limitations of using non-GAAP measures as described in Item 6. "Selected Financial Data—Adjusted EBITDA.”
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

	Year Ended December 31,
	2015	2014	2013
	(as a percentage of total revenue)
Fixed subscription fees plus implementation fees	75.8%	74.4%	66.8%
Variable subscription fees	24.2	25.6	33.2
Total revenue	100.0%	100.0%	100.0%
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
Cost of Revenue
Cost of revenue primarily consists of salaries and personnel-related costs for employees providing services to our customers and supporting our platform infrastructure, including benefits, bonuses and stock-based compensation. Additional expenses include co-location facility costs for our data centers, infrastructure maintenance costs, fees we pay to credit card vendors in connection with our customers’ payments to us and other direct costs. Depreciation expense related to cost of revenue consists primarily of depreciation for computer equipment directly associated with generating revenue. We intend to invest in our capacity to support our growth, which may result in higher cost of revenue in absolute dollar terms.
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

Other Income (Expense)
Other income (expense) consists primarily of interest income and interest expense. Interest income represents interest received on our cash and cash equivalents. During the years ended December 31, 2015 and 2014, interest expense consisted primarily of interest on our capital leases. During the year ended December 31, 2013, interest expense consisted primarily of the interest incurred on outstanding borrowings, the accretion of the debt discount on our subordinated loan prior to extinguishment, the amortization of deferred financing costs, interest on our capital leases and, prior to the closing of our IPO on May 29, 2013, changes in the fair value of our preferred stock warrant liability.
Other income (expense) also includes the net effect of foreign currency revaluation gains and losses, and, for the year ended December 31, 2013, the loss on the extinguishment of our subordinated loan.
Income Tax Expense (Benefit)
Income tax expense (benefit) consists of U.S. federal, state and foreign income taxes.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

	Year Ended December 31,
	2015		2014		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$100,585	100.0%	$84,901	100.0%	$15,684	18.5%
Cost of revenue (excluding depreciation)	20,848	20.7	20,713	24.4	135	0.7
Depreciation - Cost of revenue	4,986	5.0	3,507	4.1	1,479	42.2
Gross profit	74,751	74.3	60,681	71.5	14,070	23.2
Operating expenses:
Sales and marketing	51,941	51.6	54,902	64.7	(2,961)	(5.4)
Research and development	16,060	16.0	16,215	19.1	(155)	(1.0)
General and administrative	24,136	24.0	20,815	24.5	3,321	16.0
Depreciation and amortization	3,807	3.8	2,757	3.2	1,050	38.1
Total operating expenses	95,944	95.4	94,689	111.5	1,255	1.3
Loss from operations	(21,193)	(21.1)	(34,008)	(40.0)	12,815	(37.7)
Other income (expense):
Interest expense, net	(184)	(0.2)	(209)	(0.2)	25	(12.0)
Other income (expense), net	241	0.2	(256)	(0.3)	497	*
Total other income (expense)	57	—	(465)	(0.5)	522	*
Loss before income taxes	(21,136)	(21.1)	(34,473)	(40.5)	13,337	(38.7)
Income tax (benefit) expense	(185)	(0.2)	41	—	(226)	*
Net loss	$(20,951)	(20.9)%	$(34,514)	(40.5)%	$13,563	(39.3)
* = not meaningful
Revenue
Revenue increased by 18.5%, or $15.7 million, to $100.6 million for the year ended December 31, 2015. The increase in revenue for the year ended December 31, 2015 was mainly driven by an increase in the average revenue per customer, an increase in the number of customers and the continued expansion of our international operations.
Average revenue per customer increased 9.9% during the year ended December 31, 2015 as compared to the year ended December 31, 2014, which accounted for 55.8% of the increase in revenue during the period. The increase in the average revenue per customer was primarily attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the year. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they generate a higher amount of GMV from which we derive revenue and in some cases they may subscribe to additional modules on our platform, thereby increasing our subscription revenue.
In addition, our number of customers increased 2.0% at December 31, 2015 as compared to December 31, 2014. The increase in customers accounted for 44.2% of the increase in revenue during the year ended December 31, 2015.
Our revenue from international operations of $22.8 million, or 22.7% of total revenue, for the year ended December 31, 2015 increased from $19.1 million, or 22.5% of total revenue, for the year ended December 31, 2014. The increase in revenue from our international operations was primarily attributable to an increase in average revenue per customer stimulated by the growth of our solutions for branded manufacturers.

Cost of Revenue (excluding depreciation)
Cost of revenue (excluding depreciation) increased by 0.7%, or $0.1 million, to $20.8 million for the year ended December 31, 2015. The increase in cost of revenue (excluding depreciation) was attributable to a $0.4 million increase in expenses related to rent and facilities costs due to the relocation of our Company headquarters and a $0.4 million increase in salaries and personnel-related costs, mainly due to stock-based compensation. These increased costs were partially offset by a $0.6 million charge incurred during the year ended December 31, 2014 for translation costs associated with a short-term initiative designed to expand our customers' presence in certain European countries. As this was a 2014 initiative, we did not incur any comparable translation costs during the year ended December 31, 2015.
Depreciation - Cost of revenue
Depreciation - Cost of revenue increased 42.2%, or $1.5 million, to $5.0 million for the year ended December 31, 2015 due to an increase in capital expenditures associated with equipment for our data centers.
Operating Expenses
Sales and marketing
Sales and marketing expense decreased by 5.4%, or $3.0 million, to $51.9 million for the year ended December 31, 2015. The decrease in sales and marketing expense was primarily attributable to a $2.5 million decrease in our marketing and advertising expenses, promotional event programs and travel costs as well as a $0.4 million decrease in recruiting and consulting costs, resulting from a reduction in headcount and operating efficiencies.
Research and development
Research and development expense decreased by 1.0%, or $0.2 million, to $16.1 million for the year ended December 31, 2015. The decrease in research and development expense was primarily attributable to a $0.5 million decrease in salaries and personnel-related costs, partially offset by a $0.4 million increase in software and hosting expenses.
General and administrative
General and administrative expense increased by 16.0%, or $3.3 million, to $24.1 million for the year ended December 31, 2015. The increase in general and administrative expense was primarily attributable to a $1.1 million charge in the fourth quarter of 2015 for headquarters relocation and related expenses. In addition, we recognized one-time severance and related costs totaling $0.7 million during the second quarter of 2015. Salaries and personnel-related costs also increased by $0.6 million mainly due to stock-based compensation. During the year ended December 31, 2015, we also recorded a $0.6 million charge pertaining to indirect taxes. Professional fees related to legal, consulting and audit and tax services increased $0.4 million.
Depreciation and amortization
Depreciation and amortization expense increased by 38.1%, or $1.1 million, to $3.8 million for the year ended December 31, 2015 primarily due to the acceleration of depreciation expense as a result of relocating our corporate headquarters to a new facility, as well as amortization expense associated with intangible assets acquired as a result of the E-Tale acquisition in October 2014.
Total Other income (expense)
Total other income (expense) increased by $0.5 million to $0.1 million for the year ended December 31, 2015 primarily due to net gains recognized from the settlement of foreign currency transactions during the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Additional Information
Stock-based compensation
Stock-based compensation expense increased by 48.3%, or $3.9 million, to $11.8 million for the year ended December 31, 2015 primarily due to a full year of expense for restricted stock units, or RSUs, granted in 2014 and the issuance of approximately 1.6 million RSUs in 2015. The expense associated with RSUs accounted for approximately 93% of our stock-based compensation expense for the year ended December 31, 2015.

Comparison of Years Ended December 31, 2014 and 2013

	Year Ended December 31,
	2014		2013		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$84,901	100.0%	$68,004	100.0%	$16,897	24.8%
Cost of revenue (excluding depreciation)	20,713	24.4	15,947	23.5	4,766	29.9
Depreciation - Cost of revenue	3,507	4.1	2,141	3.1	1,366	63.8
Gross profit	60,681	71.5	49,916	73.4	10,765	21.6
Operating expenses:
Sales and marketing	54,902	64.7	36,942	54.3	17,960	48.6
Research and development	16,215	19.1	12,426	18.3	3,789	30.5
General and administrative	20,815	24.5	13,332	19.6	7,483	56.1
Depreciation and amortization	2,757	3.2	1,581	2.3	1,176	74.4
Total operating expenses	94,689	111.5	64,281	94.5	30,408	47.3
Loss from operations	(34,008)	(40.0)	(14,365)	(21.1)	(19,643)	136.7
Other (expense) income:
Loss on extinguishment of debt	—	—	(3,112)	(4.6)	3,112	*
Interest expense, net	(209)	(0.2)	(2,960)	(4.4)	2,751	(92.9)
Other income, net	(256)	(0.3)	12	0.0	(268)	*
Total other (expense) income	(465)	(0.5)	(6,060)	(9.0)	5,595	(92.3)
Loss before income taxes	(34,473)	(40.5)	(20,425)	(30.1)	(14,048)	68.8
Income tax expense	41	—	203	0.3	(162)	(79.8)
Net loss	$(34,514)	(40.5)%	$(20,628)	(30.4)%	$(13,886)	67.3
* = not meaningful
Revenue
Revenue increased by 24.8%, or $16.9 million, to $84.9 million for the year ended December 31, 2014. The increase in revenue for the year ended December 31, 2014 was mainly driven by an increase in the number of customers, an increase in the average revenue per customer and the continued expansion of our international operations.
The growth in revenue was primarily attributable to a 17.0% increase in the number of customers using our platform at December 31, 2014 as compared to December 31, 2013. The increase in customers accounted for 88.8% of the increase in revenue during the year ended December 31, 2014.
In addition, we experienced a 2.4% increase in the average revenue per customer during the year ended December 31, 2014 as compared to the year ended December 31, 2013, which accounted for 11.2% of the increase in revenue during the period. The increase in the average revenue per customer was primarily attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the year. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they generate a higher amount of GMV from which we derive revenue and in some cases they may subscribe to additional modules on our platform, thereby increasing our subscription revenue.
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

Cost of Revenue (excluding depreciation)
Cost of revenue (excluding depreciation) increased by 29.9%, or $4.8 million, to $20.7 million for the year ended December 31, 2014. The increase in cost of revenue (excluding depreciation) was primarily attributable to a $4.0 million increase in salaries and personnel-related costs, as we increased the number of employees providing services to our expanding customer base and supporting our platform infrastructure from 144 at December 31, 2013 to 159 at December 31, 2014. During the year ended December 31, 2014, we also incurred a $0.6 million charge for translation costs associated with a short-term initiative designed to expand our customers' presence in certain European countries. In addition, we experienced a $0.3 million increase in co-location facility and website maintenance costs.
Depreciation - Cost of revenue
Depreciation - Cost of revenue increased 63.8%, or $1.4 million, to $3.5 million for the year ended December 31, 2014 due to an increase in capital expenditures associated with equipment for our data centers.
Operating Expenses
Sales and marketing
Sales and marketing expense increased by 48.6%, or $18.0 million, to $54.9 million for the year ended December 31, 2014. The increase in sales and marketing expense was primarily attributable to a $16.3 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. The number of full-time sales and marketing employees increased from 301 at December 31, 2013 to 361 at December 31, 2014. In addition, we experienced a $1.7 million increase in our marketing and advertising expenses, promotional event programs and travel costs and a $0.3 million increase in recruiting and placement costs associated with hiring sales and marketing professionals. The increase in sales and marketing expense as a percentage of revenue for the year ended December 31, 2014 reflects the implementation of our strategy of adding sales and marketing professionals and expanding our marketing activities in order to continue to grow our business.
Research and development
Research and development expense increased by 30.5% or $3.8 million, to $16.2 million for the year ended December 31, 2014. The increase in research and development expense was primarily attributable to a $4.0 million increase in salaries and personnel-related costs associated with an increase in research and development personnel. The number of full-time research and development employees increased from 93 at December 31, 2013 to 102 at December 31, 2014.
General and administrative
General and administrative expense increased by 56.1%, or $7.5 million, to $20.8 million for the year ended December 31, 2014. The increase in general and administrative expense was primarily attributable to a $5.6 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business and fulfill our obligations as a public company as well as an increase in stock-based compensation expense. The number of full-time general and administrative employees increased from 56 at December 31, 2013 to 61 at December 31, 2014. Bad debt expense increased by $1.0 million due to our revenue growth and an increase in the number of our customers. We also experienced a $0.7 million increase in professional fees related to legal, consulting, audit and tax services to support our growing business and fulfill our obligations as a public company. Lastly, we incurred transaction costs related to the acquisition of E-Tale of $0.5 million during the year ended December 31, 2014. See Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report for additional information regarding this acquisition.
Depreciation and amortization
Depreciation and amortization expense increased by 74.4%, or $1.2 million, to $2.8 million for the year ended December 31, 2014 primarily due to an increase in capital expenditures during the year ended December 31, 2014.
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
We have a loan and security agreement with a bank, which was last amended on September 17, 2014. Under the loan and security agreement, as amended, we have a borrowing capacity under a revolving line of credit in the amount of $10.0 million. The revolving line of credit has a term through September 17, 2016 and requires interest-only payments to be made monthly on any outstanding advances at the bank's prime rate, which was 3.50% at December 31, 2015, plus 0.25%. We are also obligated to pay an unused facility fee in the amount of 0.15% per year on any unused borrowing capacity. At December 31, 2015, we did not have any amounts outstanding under the revolving line of credit.
The revolving line of credit is collateralized by all of our assets, excluding our intellectual property, although we may not encumber our intellectual property without the consent of the bank. Under the terms of the loan and security agreement, we are required to meet and maintain specified financial and nonfinancial covenants. As of December 31, 2015, we were in compliance with all such covenants.
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
Working Capital
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated:

	As of and for the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$60,474	$68,366	$104,406
Accounts receivable, net of allowance	18,949	14,619	13,951
Working capital	52,413	60,666	94,383
Cash (used in) provided by:
Operating activities	(1,459)	(21,535)	(5,314)
Investing activities	(4,252)	(14,851)	(5,218)
Financing activities	(1,592)	361	104,164
Our cash at December 31, 2015 was held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts and short-term money market accounts that are currently providing only a minimal return.
Of our total cash and cash equivalents, approximately 8% was held outside of the United States at December 31, 2015. Our international operations primarily consist of selling and marketing functions supported by our U.S. operations, and we are dependent on our U.S. operations for our international working capital needs. If our cash and cash equivalents held outside of the United States were ever needed for our operations inside the United States, we could be required to accrue and pay U.S. taxes to repatriate these funds. We currently intend to permanently reinvest these foreign amounts outside the United States, and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. operations.

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
For the year ended December 31, 2015, our cash used in operating activities of $1.5 million consisted of a net loss of $21.0 million and $2.0 million of cash used in changes in working capital, partially offset by $21.5 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $11.8 million, depreciation and amortization expense of $8.8 million and bad debt expense of $1.2 million. The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $5.8 million as a result of increased revenue and customer growth. In addition, prepaid expenses and other assets increased $3.5 million primarily related to certain customer arrangements whereby we collect and remit monthly activity-based fees incurred on specific channels on behalf of our customers. We record the amounts due from customers as a result of these arrangements as other receivables. These decreases were partially offset by an increase in operating cash flow due to an increase in accounts payable and accrued expenses of $3.6 million, primarily driven by timing of payments to our vendors, as well as an increase in deferred revenue of $3.1 million as a result of customer growth and an increased number of customers prepaying for subscription services.
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
Investing Activities
Our cash flows from investing activities generally consist of capitalized expenditures to create internally developed software and implement software purchased for internal use, purchases of property and equipment to support the expansion of our infrastructure and acquisitions.
For the year ended December 31, 2015, net cash used in investing activities was $4.3 million, consisting of $4.1 million for the purchase of property and equipment and $0.2 million for the payment of internal-use software development costs.
For the year ended December 31, 2014, net cash used in investing activities was $14.9 million, consisting of $8.0 million paid for the acquisition of E-Tale, net of cash acquired, as well as $6.0 million for the purchase of property and equipment and $0.8 million for the payment of internal-use software development costs.
Financing Activities
Our cash flows from financing activities generally consist of payments on capital lease obligations entered into to finance our property and equipment and payments for tax withholdings related to the net-share settlement of restricted stock units. In addition, our cash flows from financing activities include proceeds from the exercises of stock options.
For the year ended December 31, 2015, net cash used in financing activities was $1.6 million, consisting of $1.7 million used for the repayment of capital leases and $0.7 million used for the payment of taxes related to the net-share settlement of restricted stock units, partially offset by $0.9 million in cash received upon the exercise of stock options.
For the year ended December 31, 2014, net cash provided by financing activities was $0.4 million, consisting of $2.1 million in cash received upon the exercise of stock options, partially offset by $1.7 million used for the repayment of capital leases.

Operating and Capital Expenditure Requirements
Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash balances, which include the net proceeds from our public offerings, will be sufficient to meet our cash requirements for at least the next 12 months. During this period, we expect our capital expenditure requirements to be approximately $4.5 million to $6.5 million, which will primarily consist of computer hardware, purchased software and furniture and office equipment.
Contractual Obligations
Our principal commitments consist of non-cancelable leases for our office space and computer equipment and purchase commitments for our co-location and other support services, as well as commitments related to our annual marketing events. The following table summarizes these contractual obligations at December 31, 2015. Future events could cause actual payments to differ from these estimates.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$35,877	$6,337	$14,822	$13,626	$1,092
Capital lease obligations	4,437	2,332	2,105	—	—
Purchase commitments	4,087	2,984	1,103	—	—
Total	$44,401	$11,653	$18,030	$13,626	$1,092
Operating lease obligations reflected above exclude future sublease income from certain space that we have subleased to a third party. We anticipate receiving $0.6 million in annual rental payments, based on the exchange rate as of December 31, 2015, during the term of the sublease agreement, which is through December 2018.
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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

Accounts Receivable and Allowances for Doubtful Accounts
Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts that we maintain for estimated losses expected to result from the inability of some customers to make payments as they become due. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, our actual collection experience has not varied significantly from our estimates, due primarily to our collection policies and the financial strength of our customers. However, adverse changes in general economic conditions could affect our allowance estimates, collectibility of accounts receivable, cash flows and results of operations. At December 31, 2015, our allowance for doubtful accounts was 4.0% of our gross accounts receivable. A hypothetical 1% increase or decrease in the value of our allowance for doubtful accounts receivable as of December 31, 2015 would have resulted in an increase or decrease of $0.2 million to our pre-tax net loss for the year ended December 31, 2015.
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
If the qualitative factors indicate that the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, then we do not consider the assigned goodwill to be impaired. However, if the qualitative factors indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we then test goodwill for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit’s carrying value, step two is performed to measure the amount of the impairment, if any. In the second step, the fair value of goodwill is determined by deducting the fair value of the reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if the reporting unit had just been acquired and the fair value was being initially allocated. If we determine that the carrying value of goodwill exceeds the implied fair value, we would record an impairment charge in the period in which the determination is made. As of December 31, 2015, we concluded that there was no impairment of goodwill.
In connection with the acquisition of E-Tale in October 2014, we recorded a $5.5 million increase in goodwill. See Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report for information regarding the purchase price allocation and recording of goodwill in connection with this acquisition.

Stock-Based Compensation
Stock-based compensation awards, which include stock options and RSUs, are measured at fair value at each grant date. We recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. Options generally vest either quarterly or annually over a four-year period. RSUs generally vest annually over a four year period.
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
Our estimate of pre-vesting forfeitures, or forfeiture rate, is based on our historical experience and is reviewed on an annual basis, at a minimum. The estimated forfeiture rate is applied to the total estimated fair value of the awards to compute the stock-based compensation expense, net of pre-vesting forfeitures, to be recognized in our consolidated statements of operations. A hypothetical increase of 1% in our forfeiture rate assumption would have resulted in a $0.4 million decrease in stock-based compensation expense for the year ended December 31, 2015. A hypothetical decrease of 1% in our forfeiture rate assumption would have resulted in a $0.2 million increase in stock-based compensation expense for the year ended December 31, 2015.
Stock-based compensation expense is expected to increase in 2016 compared to 2015 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees.
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
We may be subject to interest rate risk in connection with borrowings under our revolving line of credit, which are subject to a variable interest rate. As of December 31, 2015, we did not have any borrowings outstanding under our revolving line of credit. Any debt we incur in the future may also bear interest at variable rates.
Foreign Currency Exchange Risk
With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar denominated revenue and operating expenses in the United Kingdom, Europe, Australia, Brazil, China and Hong Kong. As a result, we would experience increased revenue and operating expenses at our non-U.S. operations if there were a decline in the value of the U.S. dollar relative to these foreign currencies. Conversely, we would experience decreased revenue and operating expenses at our non-U.S. operations if there were an increase in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our revenue and expenses denominated in foreign currencies, a 10% change in foreign exchange rates would have had only an immaterial impact on our results of operations for the year ended December 31, 2015.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ChannelAdvisor Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of ChannelAdvisor Corporation and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChannelAdvisor Corporation and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Raleigh, North Carolina
February 25, 2016

ChannelAdvisor Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$60,474	$68,366
Accounts receivable, net of allowance of $785 and $673 as of December 31, 2015 and 2014, respectively	18,949	14,619
Prepaid expenses and other current assets	9,356	4,940
Total current assets	88,779	87,925
Property and equipment, net	16,696	12,603
Goodwill	21,632	21,518
Intangible assets, net	3,246	4,083
Restricted cash	67	633
Other assets	536	285
Total assets	$130,956	$127,047
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,435	$564
Accrued expenses	9,908	7,292
Deferred revenue	19,835	16,840
Other current liabilities	4,188	2,563
Total current liabilities	36,366	27,259
Long-term capital leases, net of current portion	2,031	2,014
Lease incentive obligation	5,084	119
Other long-term liabilities	3,551	4,007
Total liabilities	47,032	33,399
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and 2014, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,230,958 and 24,915,510 shares issued and outstanding as of December 31, 2015 and 2014, respectively	25	25
Additional paid-in capital	240,360	228,370
Accumulated other comprehensive loss	(893)	(130)
Accumulated deficit	(155,568)	(134,617)
Total stockholders’ equity	83,924	93,648
Total liabilities and stockholders’ equity	$130,956	$127,047
The accompanying notes are an integral part of these consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$100,585	$84,901	$68,004
Cost of revenue (excluding depreciation)	20,848	20,713	15,947
Depreciation - Cost of revenue	4,986	3,507	2,141
Gross profit	74,751	60,681	49,916
Operating expenses:
Sales and marketing	51,941	54,902	36,942
Research and development	16,060	16,215	12,426
General and administrative	24,136	20,815	13,332
Depreciation and amortization	3,807	2,757	1,581
Total operating expenses	95,944	94,689	64,281
Loss from operations	(21,193)	(34,008)	(14,365)
Other income (expense):
Loss on extinguishment of debt	—	—	(3,112)
Interest expense, net	(184)	(209)	(2,960)
Other income (expense), net	241	(256)	12
Total other income (expense)	57	(465)	(6,060)
Loss before income taxes	(21,136)	(34,473)	(20,425)
Income tax (benefit) expense	(185)	41	203
Net loss	$(20,951)	$(34,514)	$(20,628)
Net loss per share:
Basic and diluted	$(0.84)	$(1.40)	$(1.51)
Weighted average common shares outstanding:
Basic and diluted	25,062,610	24,619,714	13,695,804
The accompanying notes are an integral part of these consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
 (in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(20,951)	$(34,514)	$(20,628)
Other comprehensive loss:
Foreign currency translation adjustments	(763)	341	(182)
Total comprehensive loss	$(21,714)	$(34,173)	$(20,810)
The accompanying notes are an integral part of these consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
 (in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance, January 1, 2013	1,240,193	$1	$3,584	$(289)	$(79,475)	$(76,179)
Conversion of redeemable convertible preferred stock to common stock	13,401,499	13	91,137	—	—	91,150
Conversion of redeemable convertible preferred stock warrants to common stock warrants	—	—	3,632	—	—	3,632
Exercise of stock options	727,318	1	2,447	—	—	2,448
Issuance of common stock from public offerings, net of issuance costs	7,612,500	8	113,840	—	—	113,848
Exercise of common stock warrants	662,362	1	1,591	—	—	1,592
Stock-based compensation expense	—	—	2,099	—	—	2,099
Net loss	—	—	—	—	(20,628)	(20,628)
Foreign currency translation adjustments	—	—	—	(182)	—	(182)
Balance, December 31, 2013	23,643,872	24	218,330	(471)	(100,103)	117,780
Exercise of common stock warrants	664,058	1	(1)	—	—	—
Exercise of stock options	607,580	—	2,060	—	—	2,060
Stock-based compensation expense	—	—	7,981	—	—	7,981
Net loss	—	—	—	—	(34,514)	(34,514)
Foreign currency translation adjustments	—	—	—	341	—	341
Balance, December 31, 2014	24,915,510	25	228,370	(130)	(134,617)	93,648
Exercise of stock options and vesting of restricted stock units	386,654	—	892	—	—	892
Stock-based compensation expense	—	—	11,837	—	—	11,837
Statutory tax withholding related to net-share settlement of restricted stock units	(71,206)	—	(739)	—	—	(739)
Net loss	—	—	—	—	(20,951)	(20,951)
Foreign currency translation adjustments	—	—	—	(763)	—	(763)
Balance, December 31, 2015	25,230,958	25	$240,360	$(893)	$(155,568)	$83,924
The accompanying notes are an integral part of these consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(20,951)	$(34,514)	$(20,628)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	8,793	6,264	3,722
Loss on extinguishment of debt	—	—	3,112
Bad debt expense	1,236	1,315	527
Change in fair value of preferred stock warrants	—	—	1,052
Accretion of debt discount	—	—	547
Non-cash stock-based compensation expense	11,837	7,981	2,099
Other items, net	(329)	142	5
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(5,833)	(1,407)	(4,917)
Prepaid expenses and other assets	(3,487)	(1,106)	(1,026)
Restricted cash	566	52	(1)
Accounts payable and accrued expenses	3,608	(2,709)	5,723
Deferred revenue	3,101	2,447	4,471
Net cash and cash equivalents used in operating activities	(1,459)	(21,535)	(5,314)

Cash flows from investing activities
Purchases of property and equipment	(4,062)	(5,971)	(3,711)
Payment of internal-use software development costs	(190)	(846)	(1,507)
Acquisition, net of cash acquired	—	(8,034)	—
Net cash and cash equivalents used in investing activities	(4,252)	(14,851)	(5,218)

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting discounts and commissions	—	—	118,463
Repayment of debt and capital leases	(1,745)	(1,699)	(14,230)
Payment of debt extinguishment costs	—	—	(1,200)
Payment of deferred offering costs	—	—	(2,909)
Proceeds from exercise of common stock warrants	—	—	1,592
Proceeds from exercise of stock options	892	2,060	2,448
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(739)	—	—
Net cash and cash equivalents (used in) provided by financing activities	(1,592)	361	104,164

Effect of currency exchange rate changes on cash and cash equivalents	(589)	(15)	(91)
Net (decrease) increase in cash and cash equivalents	(7,892)	(36,040)	93,541
Cash and cash equivalents, beginning of year	68,366	104,406	10,865
Cash and cash equivalents, end of year	$60,474	$68,366	$104,406

Supplemental disclosure of cash flow information
Cash paid for interest	$155	$273	$1,334
Cash paid for income taxes, net	$170	$53	$92
Supplemental disclosure of non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$91,150
Conversion of preferred stock warrants to common stock warrants	$—	$—	$3,632
Deferred offering costs included in accounts payable and accrued expenses	$—	$—	$73
Accrued capital expenditures	$563	$—	$627
Capital lease obligations entered into for the purchase of fixed assets	$2,207	$2,431	$1,454
Other acquisition consideration	$—	$200	$—
Non-cash leasehold improvements	$5,263	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of the Business
ChannelAdvisor Corporation (“ChannelAdvisor” or the “Company”) was incorporated in the state of Delaware and capitalized in June 2001. The Company began operations in July 2001. ChannelAdvisor is a provider of software-as-a-service, or SaaS, solutions that allow retailers and branded manufacturers to integrate, manage and monitor their merchandise sales across hundreds of online channels. The Company is headquartered in Morrisville, North Carolina and has international offices in England, Ireland, Germany, Australia, Brazil and China.
2. Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassification
Certain prior period amounts included on the condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. In order to gain further clarity and understanding of its operating results, the Company will now present depreciation and amortization expense separately on the condensed consolidated statements of operations. Previously, depreciation and amortization expense was included in cost of revenue and operating expenses. These reclassifications had no effect on the Company's reported gross profit and net loss for the years ended December 31, 2014 and 2013.
The tables below summarize these reclassifications (in thousands):

	Year Ended December 31, 2014
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue (excluding depreciation)	$24,220	$(3,507)	$20,713
Depreciation - Cost of revenue	—	3,507	3,507
Sales and marketing	55,829	(927)	54,902
Research and development	16,585	(370)	16,215
General and administrative	22,275	(1,460)	20,815
Depreciation and amortization	—	2,757	2,757

	Year Ended December 31, 2013
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue (excluding depreciation)	$18,088	$(2,141)	$15,947
Depreciation - Cost of revenue	—	2,141	2,141
Sales and marketing	37,458	(516)	36,942
Research and development	12,669	(243)	12,426
General and administrative	14,154	(822)	13,332
Depreciation and amortization	—	1,581	1,581

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which provides new guidance for revenue recognition. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which resulted in a one year deferral of the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.
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
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) ("ASU 2015-17"), which requires that all deferred tax assets and liabilities, including any related valuation allowance, be classified as noncurrent on the balance sheet. The update is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. The guidance may be applied either prospectively or retrospectively. The Company is currently evaluating the impact the adoption of ASU 2015-17 will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.
The Company has reviewed other new accounting pronouncements that were issued as of December 31, 2015 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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

Restricted Cash
Restricted cash represents cash that is not readily available for general purpose cash needs. As of December 31, 2014, the Company had restricted cash of $0.6 million related to its operations in the United States. The majority of this amount had been used as collateral for potential chargebacks resulting from the Company’s processing of customers’ credit cards. The Company is no longer required to set aside funds as collateral for potential chargebacks and therefore its restricted cash balance as of December 31, 2015 is nominal.
Revenue Recognition and Deferred Revenue
The majority of the Company’s revenue is derived from subscription fees paid by customers for access to and usage of the Company’s cloud-based SaaS platform for a specified period of time, which is typically one year. A portion of the subscription fee is typically fixed and is based on a specified minimum amount of gross merchandise value (“GMV”) that a customer expects to process through the Company’s platform over the contract term. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV processed through the Company’s platform in excess of the customer’s specified minimum amount. In addition, other sources of revenue consist primarily of implementation fees, which may include fees for providing launch assistance and training. Implementation services are provided at the customer's option and are not essential to the functionality of the Company's platform, nor is the customer required to purchase these services in order to access the Company's platform. The Company also generates revenue from its solutions that allow branded manufacturers to direct potential consumers from their websites and digital marketing campaigns to authorized resellers. These contacts are generally one year in duration. The Company recognizes revenue when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is reasonably assured and the amount of the fee to be paid by the customer is fixed or determinable. The Company’s contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of the Company’s software at any time.
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
The Company generally recognizes the fixed portion of subscription fees and implementation fees ratably over the contract term. Recognition begins when the customer has access to the Company’s platform or to its solutions for branded manufacturers and transactions can be processed, provided all other revenue recognition criteria have been met. Some customers elect a managed-service solution and contract with the Company to manage some or all aspects of the Company’s SaaS solutions on the customer’s behalf for a specified period of time, which is typically one year. Under these managed-service arrangements, customer transactions cannot be processed through the Company’s platform until the completion of the implementation services. As such, revenue is contingent upon the Company’s completion of the implementation services and recognition commences when transactions can be processed on the Company’s platform, provided all other revenue recognition criteria have been satisfied. At that time, the Company recognizes a pro-rata portion of the fees earned since the inception of the arrangement. The balance of the fees is recognized ratably over the remaining contract term.
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
The acquisition of E-Tale includes a contingent consideration arrangement that allows for adjustment of payments based upon achievement of specified quarterly revenue targets through June 2017. Contingent consideration was measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved. The fair value is reported within other current liabilities and other long-term liabilities on the consolidated balance sheets. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future. Subsequent changes in the fair value of contingent consideration are recognized within general and administrative expenses in the Company’s consolidated statements of operations.
The fair value of contingent consideration related to the E-Tale acquisition is based on projected quarterly revenue targets for E-Tale through June 2017. The Company discounted the expected future earn-out payment to net present value using Level 3 inputs. A key assumption used in the measurement of fair value of contingent consideration includes a discount rate of 22% and 24% as of December 31, 2015 and 2014, respectively. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Projected revenue is based on the Company’s internal projections and analysis of the current customer base and expected customer growth, target market and sales potential.
The following table presents changes to the Company's liability for acquisition-related contingent consideration for the year ended December 31, 2015 (in thousands):

Balance, as of January 1, 2015	$618
Change in contingent consideration fair value	79
Balance, as of December 31, 2015	$697
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

The Company did not have any customers that individually comprised a significant concentration of its accounts receivable as of December 31, 2015 and 2014, or a significant concentration of its revenue for the years ended December 31, 2015, 2014 and 2013.
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
The following table presents the changes in the Company’s allowance for doubtful accounts during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Balance at Beginning of Period	Additions Charged To Expense/ Against Revenue	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2015	$673	1,315	(1,203)	$785
Year ended December 31, 2014	$561	737	(625)	$673
Year ended December 31, 2013	$191	594	(224)	$561
Other Receivables
Under certain customer arrangements, the Company collects and remits monthly activity-based fees incurred on specific channels on the customers’ behalf. The Company records the amounts due from customers as a result of these arrangements as other receivables.
Other receivables of $4.7 million and $1.3 million are included in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2015 and 2014, respectively.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are not recoverable, the impairment to be recognized, if any, is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets or asset group. Assets held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2015 and 2014, management does not believe any long-lived assets are impaired and has not identified any assets as being held for sale.
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
As a result of the Company’s annual impairment test as of December 31, 2015 and 2014, goodwill was not considered impaired and, as such, no impairment charges were recorded.
Advertising Costs
The Company expenses advertising costs as incurred. The amount expensed during the years ended December 31, 2015, 2014 and 2013 was $4.3 million, $6.3 million and $4.6 million, respectively.
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

Software development costs of $0.2 million and $0.4 million related to creating internally developed software and implementing software purchased for internal use were capitalized during the years ended December 31, 2015 and 2014, respectively, and are included in property and equipment in the accompanying consolidated balance sheets. Amortization expense related to capitalized internally developed software was $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in cost of revenue or general and administrative expense in the accompanying consolidated statements of operations, depending upon the nature of the software development project. The net book value of capitalized internally developed software was $0.4 million and $0.6 million at December 31, 2015 and 2014, respectively.
Software development costs of $0.3 million related to configuring and implementing hosted third-party software applications that the Company will use in its business operations were capitalized during the year ended December 31, 2014. There were no amounts capitalized during the year ended December 31, 2015. These costs are included in property and equipment in the accompanying consolidated balance sheets. Amortization expense related to hosted third-party software applications was $0.6 million, $0.7 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations. The net book value of hosted third-party software applications was $0.6 million and $1.4 million as of December 31, 2015 and 2014, respectively.
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
The Company applies the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the treatment for the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will be recognized if it is more likely than not to be sustained. The Company did not have any accrued interest or penalties associated with unrecognized tax positions as of December 31, 2015 and 2014.
Foreign Currency Translation
The functional currency of the Company’s non-U.S. operations is the local currency. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical rates in effect when the assets were acquired or obligations incurred. Revenue and expenses are translated into U.S. dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive loss in stockholders’ equity. Gains and losses resulting from foreign currency transactions are recognized as other (expense) income.
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
3. Business Combination
On October 31, 2014, the Company’s wholly owned subsidiary, ChannelAdvisor UK Limited (“ChannelAdvisor UK”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which ChannelAdvisor UK acquired all of the issued and outstanding shares of E-Tale, a UK-based company that offers a global Where to Buy solution. ChannelAdvisor UK acquired E-Tale to expand its e-commerce support for branded manufacturers. The Where to Buy solution allows branded manufacturers to send their web visitors directly to authorized resellers and to gain insight into consumer behavior.
Under the Purchase Agreement, ChannelAdvisor UK paid to the shareholders of E-Tale a cash purchase price of $8.2 million, which was subject to adjustment as set forth in the Purchase Agreement and discussed below. The cash consideration included $1.0 million that has been placed into escrow to secure the indemnification obligations of E-Tale’s shareholders until April 30, 2016. The initial aggregate purchase price totaled $9.0 million, which was comprised of $8.2 million of cash, $0.6 million for contingent consideration noted below and $0.2 million of other items. During the year ended December 31, 2015, the aggregate purchase price was adjusted by less than $0.1 million for post-closing working capital adjustments, in accordance with the Purchase Agreement.
In connection with the acquisition of E-Tale, ChannelAdvisor UK incurred an obligation to make contingent earn-out payments up to $4.0 million to the former shareholders of E-Tale, most of whom are now employees of the Company, based upon the achievement of specified quarterly revenue targets through June 2017. Pursuant to Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"), this contingent consideration is deemed to be part of the purchase price and is recorded as a liability based on the estimated fair value of the consideration ChannelAdvisor UK expects to pay as of the acquisition date. Refer to Note 2, "Significant Accounting Policies—Fair Value of Financial Instruments" for more information regarding the key assumptions used in determining the fair value of the contingent consideration. As of December 31, 2015, $0.7 million of contingent consideration was recorded as a liability on the Company's consolidated balance sheet.
The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805. Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated acquisition-date fair value.
The Company's allocation of the total purchase consideration is as follows (in thousands):

Cash	$124
Accounts receivable	506
Customer relationships	2,100
Acquired technology	1,700
Trade names	130
Deferred tax liability	(794)
Other assets/liabilities, net	(334)
Goodwill	5,526
Total purchase price	$8,958
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
4. Property and Equipment
Property and equipment consisted of the following as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Purchased software, including internal-use software	$13,213	$9,366
Computer hardware	12,750	16,125
Furniture and office equipment	3,698	3,473
Leasehold improvements	8,330	3,166
Construction in process	94	426
	38,085	32,556
Less: accumulated depreciation	(21,389)	(19,953)
Total	$16,696	$12,603
Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $7.9 million, $5.7 million and $3.1 million, respectively. During the year ended December 31, 2015, the Company recorded $0.7 million of accelerated depreciation expense as a result of relocating the Company's corporate headquarters to a new facility.
5. Goodwill and Intangible Assets
The following table shows the changes in the carrying amount of goodwill for the year ended December 31, 2015 (in thousands):

Balance as of January 1, 2015	$21,518
Adjustments related to the E-Tale acquisition	114
Balance as of December 31, 2015	$21,632
Intangible assets consisted of the following (in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Customer relationships	$2,100	$(350)	$1,750	7.0
Acquired technology	1,700	(283)	1,417	7.0
Trade names	130	(51)	79	3.0
Total	$3,930	$(684)	$3,246	6.9

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Customer relationships	$4,550	$(2,312)	$2,238	7.5
Acquired technology	1,700	(40)	1,660	7.0
Trade names	130	(7)	123	3.0
Proprietary software	710	(648)	62	8.0
Total	$7,090	$(3,007)	$4,083	7.4

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $0.9 million, $0.5 million and $0.6 million, respectively. As of December 31, 2015, expected amortization expense over the remaining intangible asset lives is as follows (in thousands):

2016	$586
2017	579
2018	543
2019	543
2020	543
Thereafter	452
Total	$3,246
6. Commitments and Contingencies
Operating and Capital Lease Commitments
The Company leases office facilities and certain equipment under non-cancelable operating and capital leases. Future minimum lease payments on capital leases and future payments on operating leases with remaining terms in excess of one year are as follows (in thousands):

	Operating Leases	Capital Leases
Year Ending December 31,
2016	$6,337	$2,332
2017	5,489	1,882
2018	5,197	223
2019	4,135	—
2020	4,711	—
Thereafter	10,008	—
Total minimum lease payments	$35,877	4,437
Less: imputed interest		(207)
Less: current portion		(2,199)
Capital lease obligations, net of current portion		$2,031
The gross book value of fixed assets under capital leases as of December 31, 2015 and 2014 was approximately $7.9 million and $6.6 million, respectively. The net book value of fixed assets under capital leases as of December 31, 2015 and 2014 was approximately $4.1 million and $3.3 million, respectively. Capital lease obligations are included in other current liabilities and long-term capital leases in the accompanying consolidated balance sheets. The amortization of fixed assets under capital leases is included in depreciation expense within cost of goods sold and operating expenses in the accompanying consolidated statements of operations.
Future minimum lease payments due under the non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets. As of December 31, 2015 and 2014, deferred rent related to these leases totaled $1.1 million and $2.3 million, respectively.
In August 2014, the Company entered into a lease agreement for the lease of office space to relocate the Company's corporate headquarters. The initial term of the lease agreement, which commenced in October 2015, is for seven years following the lease commencement date, and the Company may elect to renew the lease term for two additional five-year periods, subject to certain conditions and notice obligations set forth in the lease agreement. Minimum annual rental payments are $3.2 million the first lease year, and are scheduled to increase each lease year by 2.75%. Beginning January 1, 2017, the Company will also be obligated to pay its proportionate share of the landlord's operating expenses for the building, subject to certain limitations.

In December 2015, the Company exercised its right to terminate the lease for its previous corporate headquarters effective as of October 1, 2016. In conjunction with the exercise of its early termination right, the Company paid approximately $1.0 million during the fourth quarter of 2015.
Total rent expense for the years ended December 31, 2015, 2014 and 2013 was $3.1 million, $3.4 million and $1.8 million, respectively.
Guarantee
In June 2014, the Company assigned its previous lease of office space in London, England to a third party pursuant to an assignment agreement and a transfer agreement. In accordance with the assignment agreement, the Company is not required to collect any payments from the third party and therefore will not recognize any revenue associated with this assignment. All payments associated with the assigned lease will be made directly by the third party to the lessor and appropriate regulatory authorities. However, the Company has guaranteed the lease payments through the remainder of the lease term, which is until February 2022. As of December 31, 2015, the remaining lease payments under this lease totaled £2.1 million ($3.1 million based on the exchange rate as of December 31, 2015). This amount represents the maximum potential liability for future payments under the guarantee and will decrease over time as payments are made by the third party. In the event of default, the indemnity clauses in the transfer agreement govern the Company's ability to pursue and recover damages incurred. During the year ended December 31, 2014, the Company recorded a loss of $0.1 million associated with the assigned lease, which has been accounted for as a lease termination. As of December 31, 2015, the Company does not anticipate any default by the third party. Therefore, no liability associated with this transaction has been recorded on the Company's consolidated balance sheet as of December 31, 2015.
Litigation and Other Contingencies
In re ChannelAdvisor Securities Litigation. On January 23, 2015, plaintiff Justin Dice filed a purported class action complaint in the U.S. District Court for the Southern District of New York (S.D.N.Y.), Dice v. ChannelAdvisor Corporation et al., alleging violations of the federal securities laws against us and certain of the Company's executive officers. Plaintiff Dice alleges that the defendants engaged in a fraudulent scheme to artificially inflate the price of the Company's common stock by making false and misleading statements to investors concerning the Company's financial guidance for the fourth quarter of 2014. On January 26, 2015, plaintiff David Gracia also filed a purported class action complaint in the S.D.N.Y., Gracia v. ChannelAdvisor Corporation et al., in which Plaintiff Gracia brings the same claims, against the same named defendants, as in the action brought by Plaintiff Dice. On May 5, 2015, the S.D.N.Y. consolidated the Dice and Gracia actions, captioned the actions as In re ChannelAdvisor Securities Litigation, and appointed Plaintiff Dice as lead plaintiff for the putative class. On July 2, 2015, the S.D.N.Y. granted the defendants’ motion to transfer the case to the U.S. District Court for the Eastern District of North Carolina. On September 28, 2015, the defendants moved to dismiss the case and the outcome of the motion is pending.
In addition, from time to time, the Company is subject to litigation and claims arising in the ordinary course of business but except as stated above, it is not currently a party to any material legal proceedings and it is not aware of any pending or threatened legal proceeding against the Company that it believes could have a material adverse effect on its business, operating results, cash flows or financial condition.
During the year ended December 31, 2015, the Company recorded a charge of $0.6 million pertaining to indirect taxes in certain jurisdictions. The Company has reviewed the applicable statutes in other jurisdictions in which it may have tax nexus and has concluded that no amounts are owed to these jurisdictions at this time. The Company estimates that, if it had been subject to indirect tax in such jurisdictions, the amounts owed could approximate up to $3.9 million. Such amount does not consider, if necessary, any remedies including those which may be offered by these jurisdictions.
7. Debt
In December 2009, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with a lender. The Loan and Security Agreement has been amended several times, most recently on September 17, 2014. The Loan and Security Agreement includes a revolving line of aggregate advances (the “Revolving Line of Credit”) totaling $10.0 million. The Revolving Line of Credit has a term through September 17, 2016 and requires interest-only payments to be made monthly on any outstanding advances during the term at the lender’s prime rate, which was 3.50% at December 31, 2015, plus 0.25%. The Company is also obligated to pay an unused facility fee in the amount of 0.15% per year on any unused borrowing capacity.

The Revolving Line of Credit is collateralized by all of the Company's assets, excluding its intellectual property, although the Company may not encumber its intellectual property without the consent of the bank. Under the terms of the Loan and Security Agreement, the Company is required to meet and maintain certain monthly and annual financial and nonfinancial covenants. As of December 31, 2015, the Company was in compliance with all such covenants.
As of December 31, 2015 and 2014, the Company had no amounts outstanding under the Loan and Security Agreement.
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
8. Income Taxes
The components of income (loss) before income taxes for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Domestic	$(21,146)	$(36,053)	$(7,222)
Foreign	10	1,580	(13,203)
Total loss before income taxes	$(21,136)	$(34,473)	$(20,425)
The provision for income tax expense (benefit) included the following for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Current:
Federal	$—	$—	$22
State	(101)	11	193
Foreign	160	8	—
Total	59	19	215
Deferred:
Federal	37	42	(26)
State	15	5	14
Foreign	(296)	(25)	—
Total	(244)	22	(12)
Total tax (benefit) expense	$(185)	$41	$203
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s net deferred tax assets (liabilities) as of December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Current:
Deferred tax assets:
Other assets	$2,133	$1,615	$832
Valuation allowance	(1,877)	(1,562)	(726)
Total deferred tax assets	256	53	106
Deferred tax liabilities:
Other liabilities	(58)	(57)	(71)
Net deferred tax (liability) asset, current	$198	$(4)	$35

Noncurrent:
Deferred tax assets:
Domestic tax loss carryforwards	$31,573	$28,822	$18,898
Foreign tax loss carryforwards	5,678	6,695	7,673
Stock-based compensation	3,375	2,546	—
Tax credits	1,178	658	78
Other assets	2,214	811	866
Valuation allowance	(42,156)	(38,700)	(26,206)
Total deferred tax assets	1,862	832	1,309
Deferred tax liabilities:
Fixed assets	2,146	622	1,149
Intangible assets	589	1,184	—
Other liabilities	57	—	383
Total deferred tax liabilities	2,792	1,806	1,532
Net deferred tax liability, noncurrent	$(930)	$(974)	$(223)
At December 31, 2015, 2014 and 2013, the Company had federal gross operating loss carryforwards of $106.4 million, $99.3 million and $62.5 million, respectively, which expire beginning in 2022. At December 31, 2015, 2014 and 2013, the Company had state net operating loss ("NOL") carryforwards of $117.0 million, $104.2 million and $55.2 million, respectively, which expire beginning in 2018. The Company’s federal and state net operating losses include $21.5 million of excess tax benefits related to deductions from the exercise of nonqualified stock options. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, the benefits from these deductions will be recorded as adjustments to taxes payable and additional paid-in-capital. At December 31, 2015, 2014 and 2013, the Company had U.S. federal income tax credit carryforwards of $1.6 million, $0.8 million and $0.1 million, respectively, which expire beginning in 2034. The utilization of the net operating loss and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code and state and foreign tax laws. The Company is in the process of assessing any limitations, particularly related to net operating loss carryforwards from its acquired entities. At December 31, 2015, 2014 and 2013, the Company also had foreign NOL carryforwards for use against future tax in those jurisdictions of $27.3 million, $30.9 million and $25.1 million, respectively. The majority of the Company's foreign net operating losses can be carried forward indefinitely.
A valuation allowance has been recognized to offset the deferred tax assets related to all NOL carryforwards. The total increase in valuation allowance of $3.8 million during the year ended December 31, 2015 was allocable to current operating activities. Two exceptions to the valuation allowance analysis are the deferred tax liability associated with an indefinite-lived intangible asset and the U.S. federal alternative minimum tax credit carryforward. The deferred tax liability associated with the indefinite-lived intangible asset cannot be used to support other deferred tax assets in arriving at the valuation allowance to be recorded. Since both the deferred tax liability and the deferred tax asset have indefinite lives, they offset each other to arrive at the net deferred tax liability.

Undistributed earnings of the Company’s foreign subsidiaries are indefinitely reinvested offshore and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. The cumulative amount of undistributed earnings of the Company’s non-U.S. subsidiaries was approximately $0.8 million for each of the years ended December 31, 2014 and 2013. The cumulative amount of undistributed earnings of the Company’s non-U.S. subsidiaries for the year ended December 31, 2015 was nominal. The determination of the deferred tax liability, which requires complex analysis of international tax situations related to repatriation, is not practicable at this time. The Company is presently investing in international operations located in Europe, Asia, Australia and South America. The Company is funding the working capital needs of its foreign operations through its U.S. operations. In the future, the Company will utilize its foreign undistributed earnings, as well as continued funding from its U.S. operations, to support its continued foreign investment.
A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
U.S. statutory federal rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	4.3	4.8	1.6
Nondeductible expenses	(14.0)	(0.1)	(5.2)
Effect of foreign tax rate differential	(0.1)	0.6	(8.0)
Uncertain tax position	(1.5)	(0.4)	—
Research and development credit	3.7	2.1	—
Change in valuation allowance	(20.3)	(39.7)	(22.4)
Other	(5.2)	(1.4)	(1.0)
Effective tax rate	0.9%	(0.1)%	(1.0)%
The nondeductible expenses during the year ended December 31, 2015 primarily related to stock compensation expense associated with incentive stock options and share-based compensation shortfalls.
Effective January 1, 2009, the Company adopted Accounting Standards Codification Topic 740-10, Income Taxes ("ASC 740-10") associated with accounting for uncertainty in income taxes. These provisions provide a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return.
The following table shows the changes in unrecognized tax benefits in accordance with ASC 740-10 for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Balance as of January 1,	$782	$—	$—
Increases related to current tax positions	345	149	—
Increases related to prior year tax positions	79	697	—
Decreases related to prior year tax positions	(411)	(64)	—
Decreases related to the expirations of statutes of limitations	(114)	—	—
Balance as of December 31,	$681	$782	$—
Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that a de minimis amount of unrecognized tax benefits could reverse in the next twelve months. If the total unrecognized tax benefit was recognized, there would be a de minimis impact on the effective tax rate. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to the tax contingencies. The Company’s policy for recording interest and penalties is to record them as a component of provision for income taxes.
The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local tax examinations by tax authorities for years prior to 2011, although carryforward attributes that were generated prior to 2011 may still be adjusted upon examination by the Internal Revenue

Service if they either have been or will be used in a future period. The Company is no longer subject to examination in foreign tax jurisdictions for tax periods 2011 and prior. No income tax returns are currently under examination by taxing authorities.
9. Warrants
In 2007 and 2008, the Company issued warrants to purchase 1,616,113 shares of common stock, of which 958,019 and 658,094 have exercise prices per share of $16.00 and $10.96, respectively. The 2007 warrants expired in 2014 and the 2008 warrants expired in 2015.
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
10. Equity Incentive Plans and Stock-Based Compensation
In May 2013, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which the Company initially reserved 1,250,000 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2013 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2014 through January 1, 2023, by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Accordingly, on January 1, 2016 the number of shares reserved for issuance under the 2013 Plan increased by 1,261,547 shares. As of December 31, 2015, 1,064,122 shares remained available for future grant under the 2013 Plan. As a result of the adoption of the 2013 Plan, no further grants may be made under the former 2001 Stock Plan, although outstanding awards under the 2001 Stock Plan continue to vest in accordance with their terms until exercised, forfeited or expired.
Stock-based compensation expense related to stock options is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Cost of revenue	$992	$533	$204
Sales and marketing	4,349	2,911	607
Research and development	1,689	864	348
General and administrative	4,807	3,673	940
	$11,837	$7,981	$2,099
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
The following table summarizes the assumptions used for estimating the fair value of stock options granted for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Risk-free interest rate	0.9% - 1.7%	0.3% - 2.0%	0.3% - 1.7%
Expected term (years)	6.25	6.06 - 6.25	5.00 - 6.25
Expected volatility	45% - 47%	43% - 56%	43% - 59%
Dividend yield	0%	0%	0%
The following is a summary of the option activity for the year ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding balance at January 1, 2015	1,425,357	$9.12
Granted	456,871	10.59
Exercised	(169,879)	5.39
Forfeited	(200,511)	14.78
Expired	(41,545)	25.06
Outstanding balance at December 31, 2015	1,470,293	$8.79	7.22	$8,899
Exercisable at December 31, 2015	877,515	$7.00	6.16	$6,824
Vested and expected to vest at December 31, 2015	1,379,819	$8.61	7.12	$8,577
The weighted average grant date fair value for the Company's stock options granted during the years ended December 31, 2015, 2014, and 2013 was $4.29, $13.88 and $5.29 per share, respectively.
The total fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 was $1.2 million, $1.5 million and $0.9 million, respectively.
The total compensation cost related to nonvested stock options not yet recognized as of December 31, 2015 was $1.2 million and will be recognized over a weighted average period of approximately 1.9 years.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2015, 2014, and 2013 was $1.2 million, $16.0 million and $17.6 million, respectively.
Restricted Stock Units
The following table summarizes the RSU activity for the year ended December 31, 2015:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested RSUs as of January 1, 2015	944,734	$22.77
Granted	1,559,823	10.23
Vested	(222,895)	24.78
Forfeited	(331,960)	14.85
Unvested RSUs as of December 31, 2015	1,949,702	$13.85
The total unrecognized compensation cost related to the unvested RSUs as of December 31, 2015 was $11.6 million and will be recognized over a weighted average period of approximately 1.8 years.

11. Net Loss Per Share
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Warrants to purchase common stock	—	3,743	986,784
Stock options	1,470,293	1,425,357	2,068,641
RSUs	1,949,702	944,734	—
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
Substantially all assets were held in the United States during the years ended December 31, 2015 and 2014. The following table summarizes revenue by geography for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Revenue:
Domestic	$77,785	$65,750	$53,832
International	22,800	19,151	14,172
Total	$100,585	$84,901	$68,004
The Company's revenue from external customers based in the United Kingdom totaled approximately $13.6 million, $11.4 million and $8.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
13. Retirement Plans
The Company provides retirement plans whereby participants may elect to contribute a portion of their annual compensation to the plans, after complying with certain requirements and subject to certain limitations. The Company contributed an aggregate of $0.8 million to the plans for each of the years ended December 31, 2015 and 2014 and $0.5 million for the year ended December 31, 2013.
14. Selected Quarterly Information (unaudited)

	Three Months Ended,
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share amounts)
Revenue	$22,590	$24,182	$24,379	$29,434
Gross profit	16,174	17,781	18,089	22,707
Loss from operations	(9,056)	(6,595)	(4,744)	(798)
Net loss	(8,956)	(6,524)	(4,791)	(680)
Net loss per share:
Basic and diluted	(0.36)	(0.26)	(0.19)	(0.03)

	Three Months Ended,
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share amounts)
Revenue	$19,338	$20,770	$20,966	$23,827
Gross profit	13,606	14,351	14,948	17,776
Loss from operations	(9,280)	(9,511)	(8,857)	(6,360)
Net loss	(9,370)	(9,604)	(9,004)	(6,536)
Net loss per share:
Basic and diluted	(0.39)	(0.39)	(0.36)	(0.26)
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report. The term "disclosure controls and procedures," as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2016 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference to the sections of the 2016 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference to the sections of the 2016 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference to the sections of the 2016 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference to the sections of the 2016 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference to the sections of the 2016 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

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

10.9+
2001 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.10+
Form of Stock Option Agreement under 2001 Stock Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013)

10.11+
2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-188988), filed with the Securities and Exchange Commission on May 31, 2013).

10.12+
Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 26, 2013).

10.13+
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

10.15+
Form of Indemnification Agreement with non-employee directors (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.16+
Amended and Restated Executive Severance and Change in Control Letter Agreement, dated as of December 17, 2014, by and between the Registrant and David J. Spitz (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 26, 2015).

10.17+
Amended and Restated Executive Severance and Change in Control Letter Agreement, dated as of December 17, 2014, by and between the Registrant and John F. Baule (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 26, 2015).

10.18+
Schedule of Compensation for Non-Employee Directors, adopted effective as of June 30, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on August 4, 2015).

10.19
Office lease, dated as of August 15, 2014, by and between the Registrant and Duke Realty Limited Partnership (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 6, 2014).

10.20
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

10.21+
Executive Severance and Change in Control Letter Agreement, dated as of December 17, 2014, by and between the Registrant and Diana S. Allen (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 26, 2015).

10.22	First Amendment to Office lease, dated as of December 10, 2015, by and between the Registrant and Duke Realty Limited Partnership.

10.23+
Executive Severance and Change in Control Letter Agreement, dated as of August 31, 2015, by and between the Registrant and Mark E. Cook (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 5, 2015)

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

CHANNELADVISOR CORPORATION

	By:	/s/ David J. Spitz
February 25, 2016		David J. Spitz Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark E. Cook and Diana S. Allen, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of ChannelAdvisor Corporation, and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Spitz	Chief Executive Officer (Principal Executive Officer)	February 25, 2016
David J. Spitz

/s/ Mark E. Cook	Chief Financial Officer (Principal Financial Officer)	February 25, 2016
Mark E. Cook

/s/ Richard F. Cornetta	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2016
Richard F. Cornetta

/s/ M. Scot Wingo	Director	February 25, 2016
M. Scot Wingo

/s/ Timothy J. Buckley	Director	February 25, 2016
Timothy J. Buckley

/s/ Aris A. Buinevicius	Director	February 25, 2016
Aris A. Buinevicius

/s/ Robert C. Hower	Director	February 25, 2016
Robert C. Hower

/s/ Patrick J. Kerins	Director	February 25, 2016
Patrick J. Kerins

/s/ Timothy V. Williams	Director	February 25, 2016
Timothy V. Williams

EXHIBIT INDEX

Exhibit Number	Description of Document

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

10.9+
2001 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.10+
Form of Stock Option Agreement under 2001 Stock Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013)

10.11+
2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-188988), filed with the Securities and Exchange Commission on May 31, 2013).

10.12+
Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 26, 2013).

10.13+
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

10.15+
Form of Indemnification Agreement with non-employee directors (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.16+
Amended and Restated Executive Severance and Change in Control Letter Agreement, dated as of December 17, 2014, by and between the Registrant and David J. Spitz (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 26, 2015).

10.17+
Amended and Restated Executive Severance and Change in Control Letter Agreement, dated as of December 17, 2014, by and between the Registrant and John F. Baule (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 26, 2015).

10.18+
Schedule of Compensation for Non-Employee Directors, adopted effective as of June 30, 2015 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on August 4, 2015).

10.19
Office lease, dated as of August 15, 2014, by and between the Registrant and Duke Realty Limited Partnership (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 6, 2014).

10.20
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

10.21+
Executive Severance and Change in Control Letter Agreement, dated as of December 17, 2014, by and between the Registrant and Diana S. Allen (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 26, 2015).

10.22	First Amendment to Office lease, dated as of December 10, 2015, by and between the Registrant and Duke Realty Limited Partnership.

10.23+
Executive Severance and Change in Control Letter Agreement, dated as of August 31, 2015, by and between the Registrant and Mark E. Cook (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 5, 2015)

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