Form 10-Q
period 2016-03-31
CHANNELADVISOR CORP
filed 2016-05-05
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on April 21, 2016 was 25,472,851.

CHANNELADVISOR CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ChannelAdvisor Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,671	$60,474
Accounts receivable, net of allowance of $907 and $785 as of March 31, 2016 and December 31, 2015, respectively	18,057	18,949
Prepaid expenses and other current assets	6,532	9,356
Total current assets	86,260	88,779
Property and equipment, net	15,561	16,696
Goodwill	21,632	21,632
Intangible assets, net	3,100	3,246
Other assets	722	603
Total assets	$127,275	$130,956
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,096	$2,435
Accrued expenses	7,892	9,908
Deferred revenue	21,663	19,835
Other current liabilities	4,364	4,188
Total current liabilities	35,015	36,366
Long-term capital leases, net of current portion	2,031	2,031
Lease incentive obligation	4,864	5,084
Other long-term liabilities	3,232	3,551
Total liabilities	45,142	47,032
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,435,213 and 25,230,958 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	25	25
Additional paid-in capital	242,997	240,360
Accumulated other comprehensive loss	(758)	(893)
Accumulated deficit	(160,131)	(155,568)
Total stockholders’ equity	82,133	83,924
Total liabilities and stockholders’ equity	$127,275	$130,956
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenue	$26,347	$22,590
Cost of revenue	6,913	6,416
Gross profit	19,434	16,174
Operating expenses:
Sales and marketing	13,346	15,636
Research and development	4,155	4,131
General and administrative	6,572	5,463
Total operating expenses	24,073	25,230
Loss from operations	(4,639)	(9,056)
Other income (expense):
Interest expense, net	(21)	(44)
Other income (expense), net	55	6
Total other income (expense)	34	(38)
Loss before income taxes	(4,605)	(9,094)
Income tax benefit	(42)	(138)
Net loss	$(4,563)	$(8,956)
Net loss per share:
Basic and diluted	$(0.18)	$(0.36)
Weighted average common shares outstanding:
Basic and diluted	25,292,405	24,930,451
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(4,563)	$(8,956)
Other comprehensive loss:
Foreign currency translation adjustments	135	(1,037)
Total comprehensive loss	$(4,428)	$(9,993)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(4,563)	$(8,956)
Adjustments to reconcile net loss to cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	2,095	1,933
Bad debt expense	289	486
Stock-based compensation expense	3,425	2,890
Other items, net	(270)	34
Changes in assets and liabilities:
Accounts receivable	489	(2,883)
Prepaid expenses and other assets	2,507	(1,332)
Accounts payable and accrued expenses	(3,121)	2,708
Deferred revenue	1,867	965
Cash and cash equivalents provided by (used in) operating activities	2,718	(4,155)
Cash flows from investing activities
Purchases of property and equipment	(637)	(548)
Payment of internal-use software development costs	(100)	(775)
Cash and cash equivalents used in investing activities	(737)	(1,323)
Cash flows from financing activities
Repayment of capital leases	(55)	(342)
Proceeds from exercise of stock options	272	75
Payment of contingent consideration	(132)	—
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(1,060)	—
Cash and cash equivalents used in financing activities	(975)	(267)
Effect of currency exchange rate changes on cash and cash equivalents	191	267
Net increase (decrease) in cash and cash equivalents	1,197	(5,478)
Cash and cash equivalents, beginning of period	60,474	68,366
Cash and cash equivalents, end of period	$61,671	$62,888
Supplemental disclosure of cash flow information
Cash paid for interest	$1	$36
Cash paid for income taxes, net	$49	$—
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$182	$—
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
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss and cash flows. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2015 ("fiscal 2015"), which are included in the Company’s Annual Report on Form 10-K for fiscal 2015. There have been no material changes to the Company’s significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2015.
Reclassification
Certain prior period amounts included on the condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. Previously, depreciation and amortization expense was presented separately from cost of revenue and operating expenses in the condensed consolidated statements of operations. Beginning in the first quarter of 2016, the Company included depreciation and amortization expense in cost of revenue and operating expenses in the condensed consolidated statements of operations. The Company will now present depreciation and amortization expense included in each financial statement line item in the notes to its unaudited condensed consolidated financial statements. These reclassifications had no effect on the Company's reported gross profit and net loss for the three months ended March 31, 2015.
The table below summarizes these reclassifications (in thousands):

	Three Months Ended March 31, 2015
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue	$5,368	$1,048	$6,416
Depreciation - Cost of revenue	1,048	(1,048)	—
Sales and marketing	15,358	278	15,636
Research and development	4,026	105	4,131
General and administrative	4,961	502	5,463
Depreciation and amortization	885	(885)	—
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$1,243	$1,048
Sales and marketing	307	278
Research and development	122	105
General and administrative	423	502
Total depreciation and amortization expense	$2,095	$1,933
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which provides new guidance for revenue recognition. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies implementation guidance on principal versus agent considerations in ASU 2014-09. In addition, in April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance in ASU 2014-09. These updates are effective for fiscal years beginning after December 15, 2017. Early adoption for these standards is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that fiscal year. The Company is currently evaluating the impact the adoption of these standards will have on its consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) ("ASU 2015-17"), which requires that all deferred tax assets and liabilities, including any related valuation allowance, be classified as noncurrent on the balance sheet. The update is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. The guidance may be applied either prospectively or retrospectively. The Company elected to adopt ASU 2015-17 prospectively in the first quarter of 2016. As such, prior period results in the Company's consolidated financial statements have not been retrospectively adjusted.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) ("ASU 2016-09"), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2016, including interim reporting periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.
The Company has reviewed other new accounting pronouncements that were issued as of March 31, 2016 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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
3. Stockholders' Equity
The following table summarizes the stockholders' equity activity for the three months ended March 31, 2016 (in thousands):

Balance as of December 31, 2015	$83,924
Exercise of stock options and vesting of restricted stock units	272
Stock-based compensation expense	3,425
Statutory tax withholding related to net-share settlement of restricted stock units	(1,060)
Net loss	(4,563)
Foreign currency translation adjustments	135
Balance as of March 31, 2016	$82,133
4. Goodwill and Intangible Assets
The Company acquired intangible assets in connection with its business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are being amortized over their respective estimated useful lives using the straight-line method. The estimated useful lives and amortization methodology used in computing amortization are as follows:

	Estimated Useful Life	Amortization Methodology
Customer relationships	7 years	Straight-line
Acquired technology	7 years	Straight-line
Trade names	3 years	Straight-line
Amortization expense associated with the Company's intangible assets was $0.1 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.
There have been no changes to the Company's goodwill during the three months ended March 31, 2016.
5. Fair Value of Financial Instruments
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
The fair value of contingent consideration related to the E-Tale acquisition is based on projected quarterly revenue targets for E-Tale through June 2017. The Company discounted the expected future earn-out payments to net present value using Level 3 inputs. A key assumption used in the measurement of fair value of contingent consideration includes a discount rate of 22% as of March 31, 2016 and December 31, 2015. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Projected revenue is based on the Company’s internal projections and analysis of the current customer base and expected customer growth, target market and sales potential.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration for the three months ended March 31, 2016 (in thousands):

Balance as of December 31, 2015	$697
Settlement of contingent consideration liability	(132)
Change in contingent consideration fair value	(116)
Balance as of March 31, 2016	$449
6. Guarantee
In June 2014, the Company assigned its previous lease of office space in London, England to a third party pursuant to an assignment agreement and a transfer agreement. In accordance with the assignment agreement, the Company is not required to collect any payments from the third party and therefore will not recognize any revenue associated with this assignment. All payments associated with the assigned lease will be made directly by the third party to the lessor and appropriate regulatory authorities. However, the Company has guaranteed the lease payments through the remainder of the lease term, which is until February 2022. As of March 31, 2016, the remaining lease payments under this lease totaled £2.0 million ($2.9 million based on the exchange rate as of March 31, 2016). This amount represents the maximum potential liability for future payments under the guarantee and will decrease over time as payments are made by the third party. In the event of default, the indemnity clauses in the transfer agreement govern the Company's ability to pursue and recover damages incurred. As of March 31, 2016, the Company does not anticipate any default by the third party. Therefore, no liability associated with this transaction has been recorded on the Company's condensed consolidated balance sheet as of March 31, 2016.
7. Stock-Based Compensation
The Company recognizes stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$269	$263
Sales and marketing	1,102	1,147
Research and development	443	384
General and administrative	1,611	1,096
	$3,425	$2,890
During the three months ended March 31, 2016, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Stock options	362,600	$4.61
Restricted stock units ("RSUs")	1,014,337	11.17
Total share-based awards	1,376,937	9.57

8. Net Loss Per Share
Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Warrants to purchase common stock	—	3,743
Stock options	1,788,260	1,539,079
RSUs	2,673,244	1,993,223
9. Income Taxes
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company’s effective tax rate for the three months ended March 31, 2016 was 0.9% compared to 1.5% for the three months ended March 31, 2015. The tax benefit for each of the periods was based on state, local and foreign taxes.  The Company’s effective tax rate for both periods differed from the expected U.S. federal statutory rate of 34% primarily due to the inability to recognize the tax benefit of operating loss carryforwards. The carryforward benefit cannot be recognized due to uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.
10. Segment and Geographic Information
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
Substantially all assets were held in the United States during the three months ended March 31, 2016 and 2015. The table below summarizes revenue by geography for the three months ended March 31, 2016 and 2015 (in thousands). The Company categorizes domestic and international customers based on their billing address.

	Three Months Ended March 31,
	2016	2015
Domestic	$20,424	$17,313
International	5,923	5,277
Total revenue	$26,347	$22,590

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2015, which are included in our Annual Report on Form 10-K for fiscal 2015.
Overview
We are a leading provider of software-as-a-service, or SaaS, solutions that enable our customers to integrate, manage and optimize their merchandise sales across hundreds of online channels. Our customers include the online businesses of traditional retailers, online retailers and branded manufacturers (manufacturers that market the products they produce under their own name), as well as advertising agencies that use our solutions on behalf of their retailer clients. Through our platform, we enable our customers to connect with new and existing sources of demand for their products, including e-commerce marketplaces, such as Amazon, eBay, Jet.com, Newegg, Sears and Walmart, search engines and comparison shopping websites, such as Google, Microsoft's Bing and Nextag, and emerging channels, such as Facebook and Pinterest. Our suite of solutions, accessed through a standard web browser, provides our customers with a single, integrated user interface to manage their product listings, inventory availability, pricing optimization, search terms, data analytics and other critical functions across these channels. We also offer solutions that allow branded manufacturers to send their web visitors directly to authorized resellers and to gain insight into consumer behavior. Our proprietary cloud-based technology platform delivers significant breadth, scalability and flexibility to our customers.
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
We face a variety of challenges and risks, which we will need to address and manage as we pursue our growth strategy. In particular, we will need to continue to innovate in the face of a rapidly changing e-commerce landscape if we are to remain competitive, and we will need to effectively manage our growth, especially related to our international expansion. In addition, as consumer preferences potentially shift from smaller retailers, we need to continue to add large retailers and branded manufacturers as profitable customers. These customers generally pay a lower percentage of GMV as fees to us based on the relatively higher volume of their GMV processed through our platform. To help drive our future growth, we made significant investments in our enterprise sales force and allocated resources focused on growing our large retailers and branded manufacturer customers in the fourth quarter of 2015. We continue to focus our efforts on increasing value for our customers to support higher rates.

Although e-commerce continues to expand as retailers and branded manufacturers continue to increase their online sales, it is also becoming more complex and fragmented due to the hundreds of channels available to retailers and branded manufacturers and the rapid pace of change and innovation across those channels. In order to gain consumers’ attention in a more crowded and competitive online marketplace, many retailers and an increasing number of branded manufacturers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of large online retailers, and as a result we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth. As of March 31, 2016, we supported over 50 marketplaces.
We believe the growth in e-commerce globally presents an opportunity for retailers and branded manufacturers to engage in international sales. However, country-specific marketplaces are often the market share leaders in their regions, as is the case for Alibaba in Asia. In order to help our customers capitalize on this potential market opportunity, and to address our customers’ needs with respect to cross-border trade, we intend to continue to invest in our international operations, specifically in the Asia Pacific region. Doing business overseas involves substantial challenges, including management attention and resources needed to adapt to multiple languages, cultures, laws and commercial infrastructure, as further described in this report under the caption “Risks Related to our International Operations.”
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
Number of Customers
The number of customers subscribing to our solutions is a primary determinant of our revenue. The number of customers was 2,881 and 2,893 as of March 31, 2016 and 2015, respectively. For purposes of this metric and the average revenue per customer metric described below, we include all customers who subscribe to at least one of our solutions, excluding customers subscribing only to certain legacy product offerings that are no longer part of our strategic focus.
Average Revenue per Customer
Average revenue per customer is calculated by dividing our revenue for a particular period by the average monthly number of customers during the period, which is calculated by taking the sum of the number of customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per customer in absolute dollars on a rolling twelve-month basis, but we may also calculate percentage changes in average revenue per customer on a quarterly basis in order to help us evaluate our period-over-period performance. Our average revenue per customer increased 13.0% to $35,753 for the twelve months ended March 31, 2016 as compared to $31,630 for the twelve months ended March 31, 2015.
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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2016	2015
Net loss	$(4,563)	$(8,956)
Adjustments:
Interest expense, net	21	44
Income tax benefit	(42)	(138)
Depreciation and amortization expense	2,095	1,933
Total adjustments	2,074	1,839
EBITDA	(2,489)	(7,117)
Stock-based compensation expense	3,425	2,890
Adjusted EBITDA	$936	$(4,227)
Components of Operating Results
Reclassification
Previously, we presented depreciation and amortization expense as a separate component, both of cost of revenue and of operating expenses, in our unaudited condensed consolidated statements of operations. Beginning with the first quarter of 2016, we are including depreciation and amortization expense in cost of revenue and the applicable line items of operating expenses. We will now present depreciation and amortization expense included in each financial statement line item in the notes to our unaudited condensed consolidated financial statements. The financial results for the three months ended March 31, 2015 shown in this management’s discussion and analysis reflect the reclassification of relevant items to conform to the new presentation, and the specific reclassifications are shown in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report. These reclassifications had no effect on our reported gross profit or net loss for the three months ended March 31, 2015.
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
The following table shows the percentage of our total revenue attributable to fixed subscription fees plus implementation fees, as compared to the percentage attributable to variable subscription fees, for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(as a percentage of total revenue)
Fixed subscription fees plus implementation fees	76.8%	78.1%
Variable subscription fees	23.2	21.9
Total revenue	100.0%	100.0%

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
We did not have any customers that individually comprised a significant concentration of our revenue for the three months ended March 31, 2016 and 2015.
Cost of Revenue
Cost of revenue primarily consists of salaries and personnel-related costs for employees providing services to our customers and supporting our platform infrastructure, including benefits, bonuses and stock-based compensation. Additional expenses include co-location facility costs for our data centers, depreciation expense for computer equipment directly associated with generating revenue, infrastructure maintenance costs, fees we pay to credit card vendors in connection with our customers’ payments to us and other direct costs. We intend to invest in our capacity to support our growth, which may result in higher cost of revenue over time in absolute dollar terms.
Operating Expenses
Sales and marketing expense. Sales and marketing expense consists primarily of salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses, stock-based compensation and commissions. We record expense for commissions at the time of contract signing. Additional expenses include marketing, advertising and promotional event programs, corporate communications, depreciation and travel.
Research and development expense. Research and development expense consists primarily of salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology, consulting, depreciation and travel.
General and administrative expense. General and administrative expense consists primarily of salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation. Additional expenses include consulting and professional fees, insurance, bad debt expense, investor relations, directors' and officers' liability insurance, depreciation and amortization, other corporate expenses and travel, as well as costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended March 31, 2016, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K for fiscal 2015.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for a full description of recent accounting pronouncements.

Results of Operations
Comparison of the Three Months Ended March 31, 2016 and 2015
The following table presents our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$26,347	100.0%	$22,590	100.0%	$3,757	16.6%
Cost of revenue	6,913	26.2	6,416	28.4	497	7.7
Gross profit	19,434	73.8	16,174	71.6	3,260	20.2
Operating expenses:
Sales and marketing	13,346	50.7	15,636	69.2	(2,290)	(14.6)
Research and development	4,155	15.8	4,131	18.3	24	0.6
General and administrative	6,572	24.9	5,463	24.2	1,109	20.3
Total operating expenses	24,073	91.4	25,230	111.7	(1,157)	(4.6)
Loss from operations	(4,639)	(17.6)	(9,056)	(40.1)	4,417	(48.8)
Other income (expense):
Interest expense, net	(21)	(0.1)	(44)	(0.2)	23	(52.3)
Other income (expense), net	55	0.2	6	—	49	816.7
Total other income (expense)	34	0.1	(38)	(0.2)	72	*
Loss before income taxes	(4,605)	(17.5)	(9,094)	(40.3)	4,489	(49.4)
Income tax benefit	(42)	(0.2)	(138)	(0.6)	96	(69.6)
Net loss	$(4,563)	(17.3)%	$(8,956)	(39.7)%	$4,393	(49.1)
* not meaningful
Revenue
Revenue increased by 16.6%, or $3.8 million, to $26.3 million for the three months ended March 31, 2016. The increase in revenue for the three months ended March 31, 2016 was mainly driven by an increase in the average revenue per customer and the continued expansion of our international operations.
On a trailing three month basis, average revenue per customer increased 16.0%, to $9,115 for the three months ended March 31, 2016 as compared to $7,855 for the three months ended March 31, 2015. The increase in the average revenue per customer was primarily attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the period. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they generate a higher amount of GMV from which we derive revenue and in some cases they may subscribe to additional modules on our platform, thereby increasing our subscription revenue.
Our revenue from international operations of $5.9 million, or 22.5% of total revenue, for the three months ended March 31, 2016 increased from $5.3 million, or 23.4% of total revenue, for the three months ended March 31, 2015. The increase in revenue from our international operations was primarily attributable to an increase in average revenue per customer driven by the growth of our solutions for international branded manufacturers.
Cost of Revenue
Cost of revenue increased by 7.7%, or $0.5 million, to $6.9 million for the three months ended March 31, 2016. The increase in cost of revenue was primarily attributable to a $0.2 million increase in compensation mainly due to additional headcount, a $0.2 million increase in depreciation due to capital investments in the second half of 2015, a $0.1 million increase in rent and facilities costs due to the relocation of our corporate headquarters during the fourth quarter of 2015 and a $0.1 million increase in contractor costs to support our international services team.
Operating Expenses
Sales and marketing
Sales and marketing expense decreased by 14.6%, or $2.3 million, to $13.3 million for the three months ended March 31, 2016. The decrease in sales and marketing expense was primarily attributable to a $1.4 million decrease in our marketing and advertising expenses and promotional event programs, mainly due to costs associated with our annual marketing events and the timing of such events. The decrease was also attributable to a $0.9 million decrease in compensation and employee-related costs due to a reduction in sales and marketing personnel headcount.
Research and development
Research and development expense remained relatively stable during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
General and administrative
General and administrative expense increased by 20.3%, or $1.1 million, to $6.6 million for the three months ended March 31, 2016. The increase in general and administrative expense was primarily attributable to a $1.2 million increase in compensation and employee-related costs, specifically annual incentive and stock-based compensation.
Liquidity and Capital Resources
We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received proceeds from the sale of common stock in our initial public offering on May 29, 2013 and follow-on public offering on November 12, 2013.
We have a loan and security agreement with a bank, which was last amended on September 17, 2014. Under the loan and security agreement, as amended, we have a borrowing capacity under a revolving line of credit in the amount of $10.0 million. The revolving line of credit has a term through September 17, 2016 and requires interest-only payments to be made monthly on any outstanding advances at the bank's prime rate, which was 3.50% at March 31, 2016, plus 0.25%. We are also obligated to pay an unused facility fee in the amount of 0.15% per year on any unused borrowing capacity. At March 31, 2016, we did not have any amounts outstanding under the revolving line of credit.
The revolving line of credit is collateralized by all of our assets, excluding our intellectual property, although we may not encumber our intellectual property without the consent of the bank. Under the terms of the loan and security agreement, we are required to meet and maintain specified financial and nonfinancial covenants. As of March 31, 2016, we were in compliance with all such covenants.
Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and our existing cash balances will be sufficient to meet our cash requirements for at least the next 12 months.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$2,718	$(4,155)
Investing activities	(737)	(1,323)
Financing activities	(975)	(267)
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
For the three months ended March 31, 2016, our cash provided by operating activities of $2.7 million consisted of $5.5 million of non-cash items and $1.7 million of cash provided as a result of changes in working capital, partially offset by a net loss of $4.6 million.
Non-cash items primarily consisted of non-cash stock compensation expense of $3.4 million, depreciation and amortization expense of $2.1 million and bad debt expense of $0.3 million.
The increase in cash resulting from changes in working capital primarily consisted of a decrease in prepaid expenses and other assets of $2.5 million primarily related to the receipt of cash for a lease incentive related to our new corporate headquarters. The increase is also attributed to increased collections for certain customer arrangements whereby we collect and remit monthly activity-based fees incurred on specific channels on behalf of our customers. In addition, the increase was due to an increase in deferred revenue of $1.9 million as a result of an increased number of customers prepaying for subscription services invoiced on a semi-annual and annual basis and a decrease in accounts receivable of $0.5 million as a result of increased cash collections during the period. These increases in cash were partially offset by a decrease in accounts payable and accrued expenses of $3.1 million, primarily driven by accrued bonuses related to the year ended December 31, 2015 that were paid in the first quarter of 2016.
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
For the three months ended March 31, 2016, cash used in investing activities was $0.7 million, consisting of $0.6 million for the purchase of property and equipment and $0.1 million for the payment of internal-use software development costs.
For the three months ended March 31, 2015, cash used in investing activities was $1.3 million, consisting of $0.8 million for the payment of internal-use software development costs and $0.5 million for the purchase of property and equipment.
Financing Activities
Our cash flows from financing activities consist of proceeds from the exercises of stock options as well as payments on capital lease obligations, tax withholdings related to the net-share settlement of restricted stock units and acquisition-related contingent consideration.
For the three months ended March 31, 2016, cash used in financing activities was $1.0 million, consisting of $1.1 million used for the payment of taxes related to the net-share settlement of restricted stock units, $0.1 million used for the payment of our acquisition-related contingent consideration and $0.1 million used for the repayment of capital leases, partially offset by $0.3 million in cash received upon the exercise of stock options.
For the three months ended March 31, 2015, cash used in financing activities was $0.3 million, consisting of $0.3 million used for the repayment of capital leases, partially offset by $0.1 million in cash received upon the exercise of stock options.

Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the three months ended March 31, 2016, there were no material changes to our market risks, which are disclosed in our Annual Report on Form 10-K for fiscal 2015.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to the legal proceeding described in our Annual Report on Form 10-K for fiscal 2015. On April 6, 2016, the court entered an order and judgment dismissing all of plaintiff’s claims against all defendants and on April 29, 2016, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit.
From time to time, we are subject to litigation and claims arising in the ordinary course of business, but except with respect to the described matter above we are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.
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
We incurred net losses of $4.6 million and $21.0 million during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, and we had an accumulated deficit of $160.1 million as of March 31, 2016. It is possible that our operating expenses will increase in the foreseeable future as we invest in increased sales and marketing and research and development efforts. To achieve profitability, we will need to either increase our revenue sufficiently to offset increasing expenses or reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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
Our solutions enable retailers and branded manufacturers to manage their merchandise sales through hundreds of disparate online channels. One of the key attractions of our solutions to retailers and branded manufacturers is the ability to help address the complexity and fragmentation of selling online. Although the number and variety of online channels available to retailers and branded manufacturers have been increasing, at the same time the share of online sales made through a small number of larger channels, particularly Amazon, has also been increasing. If the trend toward consolidation around a few large online channels accelerates, the difficulties faced by retailers and branded manufacturers could decline, which might make our solutions less important to retailers and branded manufacturers and could cause demand for our solutions to decline.
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
Although current U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to remote sales, an increasing number of states have considered or adopted laws that attempt to require out-of-state retailers to collect sales taxes on their behalf. In addition, the U.S. Senate and the U.S. House of Representatives are currently considering a variety of legislation, most notably the Marketplace Fairness Act, which would override the Supreme Court rulings and enable states to require that online retailers collect sales tax from the states’ residents. Some larger online retailers, including Amazon, have announced their support for legislation along these lines. This is a rapidly evolving area and we cannot predict whether this or other similar legislation will ultimately be adopted or what form it might take if adopted. For example, while the current Senate and House legislation includes an exception for small retailers, some of the state efforts do not and there can be no assurance that any legislation ultimately adopted would include such an exception. If the states or Congress are successful in these attempts to require online retailers to collect state or local sales taxes on out-of-state purchases, buying online would lose some of its current advantage over traditional retail models and could become less attractive to consumers. This could cause e-commerce to decline, which would, in turn, hurt the business of our customers, potentially make our products less attractive and cause the amount of GMV processed through our platform, and ultimately our revenue, to decline. In addition, it is possible that one or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies like us that facilitate e-commerce, even though we are not an online retailer. Similar issues exist outside of the United States, where the application of value-added tax or other indirect taxes on online retailers and companies like us that facilitate e-commerce is uncertain and evolving.
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
In addition, in the past, stockholders have initiated class action lawsuits against technology companies following periods of volatility in the market prices of these companies’ stock. In January 2015, two purported class action complaints were filed alleging violations of the federal securities laws against a group of defendants including us and certain of our current executive officers. The consolidated case was dismissed April 6, 2016, and on April 29, 2016, the plaintiff filed a notice of appeal to the

U.S. Court of Appeals for the Fourth Circuit. Additional litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.
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
None.
(b) Use of Proceeds from Public Offering of Common Stock
On May 22, 2013, our Registration Statement on Form S-1, as amended (File No. 333-187865) was declared effective in connection with the IPO of our common stock, pursuant to which we sold 6,612,500 shares of our common stock, including the full exercise of the underwriters’ over-allotment option, at a price to the public of $14.00 per share. The offering closed on May 29, 2013, and, as a result, we received net proceeds of $82.0 million (after underwriters’ discounts and commissions of $6.5 million and additional offering related costs of $4.1 million). The joint managing underwriters of the offering were Goldman Sachs & Co. and Stifel, Nicolaus & Company, Incorporated.
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
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANNELADVISOR CORPORATION

Date:	May 5, 2016	By:	/s/ Mark E. Cook
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

10.1	*	Schedule of Compensation for Non-Employee Directors, adopted effective as of February 26, 2016

31.1	*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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