Form 10-Q
period 2016-06-30
CHANNELADVISOR CORP
filed 2016-08-04
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 21, 2016 was 25,696,813.

CHANNELADVISOR CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ChannelAdvisor Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,370	$60,474
Accounts receivable, net of allowance of $819 and $785 as of June 30, 2016 and December 31, 2015, respectively	18,089	18,949
Prepaid expenses and other current assets	6,745	9,356
Total current assets	87,204	88,779
Property and equipment, net	13,873	16,696
Goodwill	21,632	21,632
Intangible assets, net	2,953	3,246
Other assets	737	603
Total assets	$126,399	$130,956
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,148	$2,435
Accrued expenses	8,396	9,908
Deferred revenue	23,777	19,835
Other current liabilities	3,669	4,188
Total current liabilities	39,990	36,366
Long-term capital leases, net of current portion	323	2,031
Lease incentive obligation	4,645	5,084
Other long-term liabilities	3,054	3,551
Total liabilities	48,012	47,032
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,571,272 and 25,230,958 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	26	25
Additional paid-in capital	246,214	240,360
Accumulated other comprehensive loss	(995)	(893)
Accumulated deficit	(166,858)	(155,568)
Total stockholders’ equity	78,387	83,924
Total liabilities and stockholders’ equity	$126,399	$130,956
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$27,098	$24,182	$53,445	$46,772
Cost of revenue	6,863	6,401	13,776	12,817
Gross profit	20,235	17,781	39,669	33,955
Operating expenses:
Sales and marketing	15,743	13,992	29,240	29,776
Research and development	4,410	4,172	8,565	8,303
General and administrative	6,822	6,212	13,243	11,527
Total operating expenses	26,975	24,376	51,048	49,606
Loss from operations	(6,740)	(6,595)	(11,379)	(15,651)
Other income (expense):
Interest expense, net	(1)	(38)	(22)	(82)
Other income (expense), net	(8)	120	47	126
Total other income (expense)	(9)	82	25	44
Loss before income taxes	(6,749)	(6,513)	(11,354)	(15,607)
Income tax (benefit) expense	(22)	11	(64)	(127)
Net loss	$(6,727)	$(6,524)	$(11,290)	$(15,480)
Net loss per share:
Basic and diluted	$(0.26)	$(0.26)	$(0.44)	$(0.62)
Weighted average common shares outstanding:
Basic and diluted	25,520,847	25,017,823	25,406,626	24,974,378
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(6,727)	$(6,524)	$(11,290)	$(15,480)
Other comprehensive loss:
Foreign currency translation adjustments	(237)	216	(102)	(821)
Total comprehensive loss	$(6,964)	$(6,308)	$(11,392)	$(16,301)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(11,290)	$(15,480)
Adjustments to reconcile net loss to cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	4,055	4,022
Bad debt expense	395	785
Stock-based compensation expense	7,342	6,176
Other items, net	(530)	(80)
Changes in assets and liabilities:
Accounts receivable	(5)	(2,228)
Prepaid expenses and other assets	2,232	(1,891)
Accounts payable and accrued expenses	(358)	757
Deferred revenue	4,321	2,042
Cash and cash equivalents provided by (used in) operating activities	6,162	(5,897)
Cash flows from investing activities
Purchases of property and equipment	(732)	(2,745)
Payment of internal-use software development costs	(151)	(92)
Cash and cash equivalents used in investing activities	(883)	(2,837)
Cash flows from financing activities
Repayment of capital leases	(1,463)	(353)
Proceeds from exercise of stock options	417	307
Payment of contingent consideration	(236)	—
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(1,904)	(562)
Cash and cash equivalents used in financing activities	(3,186)	(608)
Effect of currency exchange rate changes on cash and cash equivalents	(197)	(1,313)
Net increase (decrease) in cash and cash equivalents	1,896	(10,655)
Cash and cash equivalents, beginning of period	60,474	68,366
Cash and cash equivalents, end of period	$62,370	$57,711
Supplemental disclosure of cash flow information
Cash paid for interest	$88	$38
Cash paid for income taxes, net	$90	$243
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$192	$—
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
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss and cash flows. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2015 ("fiscal 2015"), which are included in the Company’s Annual Report on Form 10-K for fiscal 2015. There have been no material changes to the Company’s significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2015.
Reclassification
Certain prior period amounts included on the condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. Previously, depreciation and amortization expense was presented separately from cost of revenue and operating expenses in the condensed consolidated statements of operations. Beginning in the first quarter of 2016, the Company included depreciation and amortization expense in cost of revenue and operating expenses in the condensed consolidated statements of operations. The Company will now present depreciation and amortization expense included in each financial statement line item in the notes to its unaudited condensed consolidated financial statements. In addition, the Company revised the classification of certain operating expenses to better align the income statement line items with how operations are managed. All reclassifications had no effect on the Company's reported gross profit and net loss for the three and six months ended June 30, 2015.
The tables below summarize these reclassifications (in thousands):

	Three Months Ended June 30, 2015
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue	$5,249	$1,152	$6,401
Depreciation - Cost of revenue	1,152	(1,152)	—
Sales and marketing	13,553	439	13,992
Research and development	4,055	117	4,172
General and administrative	5,831	381	6,212
Depreciation and amortization	937	(937)	—

	Six Months Ended June 30, 2015
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue	$10,617	$2,200	$12,817
Depreciation - Cost of revenue	2,200	(2,200)	—
Sales and marketing	28,911	865	29,776
Research and development	8,081	222	8,303
General and administrative	10,792	735	11,527
Depreciation and amortization	1,822	(1,822)	—
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$1,145	$1,152	$2,388	$2,200
Sales and marketing	280	301	587	579
Research and development	112	117	234	222
General and administrative	423	519	846	1,021
Total depreciation and amortization expense	$1,960	$2,089	$4,055	$4,022
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which provides new guidance for revenue recognition. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance in ASU 2014-09. In addition, in May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies the guidance on assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. These updates are effective for fiscal years beginning after December 15, 2017. Early adoption for these standards is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that fiscal year. The Company continues to evaluate the impact the adoption of these standards will have on its consolidated financial statements; however, the Company expects the adoption of ASU 2014-09 will have a material impact on the disclosures in the footnotes to its consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) ("ASU 2016-09"), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2016, including interim reporting periods within that fiscal year. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more useful information about expected credit losses. The amended guidance is effective for fiscal years beginning after December 15, 2019 including interim reporting periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.
The Company has reviewed other new accounting pronouncements that were issued as of June 30, 2016 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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
3. Stockholders' Equity
The following table summarizes the stockholders' equity activity for the six months ended June 30, 2016 (in thousands):

Balance as of December 31, 2015	$83,924
Exercise of stock options and vesting of restricted stock units	417
Stock-based compensation expense	7,342
Statutory tax withholding related to net-share settlement of restricted stock units	(1,904)
Net loss	(11,290)
Foreign currency translation adjustments	(102)
Balance as of June 30, 2016	$78,387
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
Amortization expense associated with the Company's intangible assets was $0.1 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.
There have been no changes to the Company's goodwill during the six months ended June 30, 2016.

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
The fair value of contingent consideration related to the E-Tale acquisition is based on projected quarterly revenue targets for E-Tale through June 2017. The Company discounted the expected future earn-out payments to net present value using Level 3 inputs. A key assumption used in the measurement of fair value of contingent consideration includes a discount rate of 22% as of June 30, 2016 and December 31, 2015. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Projected revenue is based on the Company’s internal projections and analysis of the current customer base and expected customer growth, target market and sales potential.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration for the six months ended June 30, 2016 (in thousands):

Balance as of December 31, 2015	$697
Settlement of contingent consideration liability	(236)
Change in contingent consideration fair value	(196)
Balance as of June 30, 2016	$265
6. Guarantee
In June 2014, the Company assigned its previous lease of office space in London, England to a third party pursuant to an assignment agreement and a transfer agreement. In accordance with the assignment agreement, the Company is not required to collect any payments from the third party and therefore will not recognize any revenue associated with this assignment. All payments associated with the assigned lease will be made directly by the third party to the lessor and appropriate regulatory authorities. However, the Company has guaranteed the lease payments through the remainder of the lease term, which is until February 2022. As of June 30, 2016, the remaining lease payments under this lease totaled £1.9 million ($2.6 million based on the exchange rate as of June 30, 2016). This amount represents the maximum potential liability for future payments under the guarantee and will decrease over time as payments are made by the third party. In the event of default, the indemnity clauses in the transfer agreement govern the Company's ability to pursue and recover damages incurred. As of June 30, 2016, the Company does not anticipate any default by the third party. Therefore, no liability associated with this transaction has been recorded on the Company's condensed consolidated balance sheet as of June 30, 2016.
7. Stock-Based Compensation
The Company recognizes stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$342	$276	$611	$539
Sales and marketing	1,369	1,452	2,490	2,614
Research and development	546	514	989	898
General and administrative	1,660	1,044	3,252	2,125
	$3,917	$3,286	$7,342	$6,176
During the six months ended June 30, 2016, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Stock options	415,685	$4.69
Restricted stock units ("RSUs")	1,061,640	11.24
Total share-based awards	1,477,325	9.40
8. Net Loss Per Share
Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three and six months ended June 30, 2016 and 2015:

	Three and Six Months Ended June 30,
	2016	2015
Stock options	1,814,252	1,686,335
RSUs	2,496,454	2,030,179
9. Income Taxes
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company’s effective tax rate was 0.3% and (0.2)% for the three months ended June 30, 2016 and 2015, respectively, compared to 0.6% and 0.8% for the six months ended June 30, 2016 and 2015, respectively. The tax expense (benefit) for each of the periods was based on state, local and foreign taxes.  The Company’s effective tax rate for these periods differed from the expected U.S. federal statutory rate of 34% primarily due to the inability to recognize the tax benefit of operating loss carryforwards. The carryforward benefit cannot be recognized due to uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.
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
Substantially all assets were held in the United States during the six months ended June 30, 2016 and 2015. The table below summarizes revenue by geography for the three and six months ended June 30, 2016 and 2015 (in thousands). The

Company categorizes domestic and international customers based on their billing address.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Domestic	$21,049	$18,223	$41,473	$35,536
International	6,049	5,959	11,972	11,236
Total revenue	$27,098	$24,182	$53,445	$46,772
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
Although e-commerce continues to expand as retailers and branded manufacturers continue to increase their online sales, it is also becoming more complex and fragmented due to the hundreds of channels available to retailers and branded manufacturers and the rapid pace of change and innovation across those channels. In order to gain consumers’ attention in a more crowded and competitive online marketplace, many retailers and an increasing number of branded manufacturers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of large online retailers, and as a result we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth. As of June 30, 2016, we supported over 50 marketplaces.
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
Number of Customers
The number of customers subscribing to our solutions is a primary determinant of our revenue. The number of customers was 2,878 and 2,937 as of June 30, 2016 and 2015, respectively. For purposes of this metric and the average revenue per customer metric described below, we include all customers who subscribe to at least one of our solutions, excluding customers subscribing only to certain legacy product offerings that are no longer part of our strategic focus. The number of customers as of June 30, 2016 decreased from June 30, 2015 as a result of our continued focus on higher-value customers.
Average Revenue per Customer
Average revenue per customer is calculated by dividing our revenue for a particular period by the average monthly number of customers during the period, which is calculated by taking the sum of the number of customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per customer in absolute dollars on a rolling twelve-month basis, but we may also calculate percentage changes in average revenue per customer on a quarterly basis in order to help us evaluate our period-over-period performance. Our average revenue per customer increased 15.5% to $37,000 for the twelve months ended June 30, 2016 as compared to $32,022 for the twelve months ended June 30, 2015.
Adjusted EBITDA
Adjusted EBITDA represents our earnings before interest expense, income tax (benefit) expense and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item, and, for the three and six months ended June 30, 2015, one-time severance and related costs. We believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with U.S. GAAP.
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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(6,727)	$(6,524)	$(11,290)	$(15,480)
Adjustments:
Interest expense, net	1	38	22	82
Income tax (benefit) expense	(22)	11	(64)	(127)
Depreciation and amortization expense	1,960	2,089	4,055	4,022
Total adjustments	1,939	2,138	4,013	3,977
EBITDA	(4,788)	(4,386)	(7,277)	(11,503)
Stock-based compensation expense	3,917	3,286	7,342	6,176
One-time severance and related costs	—	656	—	656
Adjusted EBITDA	$(871)	$(444)	$65	$(4,671)
Components of Operating Results
Reclassification
Previously, we presented depreciation and amortization expense as a separate component, both of cost of revenue and of operating expenses, in our unaudited condensed consolidated statements of operations. Beginning with the first quarter of 2016, we are including depreciation and amortization expense in cost of revenue and the applicable line items of operating expenses. We will now present depreciation and amortization expense included in each financial statement line item in the notes to our unaudited condensed consolidated financial statements. In addition, we revised the classification of certain operating expenses to better align the income statement line items with how operations are managed. The financial results for the three and six months ended June 30, 2015 shown in this management’s discussion and analysis reflect the reclassification of relevant items to conform to the new presentation, and the specific reclassifications are shown in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report. All reclassifications had no effect on our reported gross profit or net loss for the three and six months ended June 30, 2015.
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

The following table shows the percentage of our total revenue attributable to fixed subscription fees plus implementation fees, as compared to the percentage attributable to variable subscription fees, for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(as a percentage of total revenue)
Fixed subscription fees plus implementation fees	77.3%	78.2%	77.1%	78.1%
Variable subscription fees	22.7	21.8	22.9	21.9
Total revenue	100.0%	100.0%	100.0%	100.0%
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
We did not have any customers that individually comprised a significant concentration of our revenue for the three and six months ended June 30, 2016 and 2015.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended June 30, 2016, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K for fiscal 2015.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for a full description of recent accounting pronouncements.

Results of Operations
Comparison of the Three Months Ended June 30, 2016 and 2015
The following table presents our results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016		2015		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$27,098	100.0%	$24,182	100.0%	$2,916	12.1%
Cost of revenue	6,863	25.3	6,401	26.5	462	7.2
Gross profit	20,235	74.7	17,781	73.5	2,454	13.8
Operating expenses:
Sales and marketing	15,743	58.1	13,992	57.9	1,751	12.5
Research and development	4,410	16.3	4,172	17.3	238	5.7
General and administrative	6,822	25.2	6,212	25.7	610	9.8
Total operating expenses	26,975	99.6	24,376	100.9	2,599	10.7
Loss from operations	(6,740)	(24.9)	(6,595)	(27.4)	(145)	2.2
Other income (expense):
Interest expense, net	(1)	(0.0)	(38)	(0.2)	37	(97.4)
Other income (expense), net	(8)	(0.0)	120	0.5	(128)	*
Total other income (expense)	(9)	(0.0)	82	0.3	(91)	*
Loss before income taxes	(6,749)	(24.9)	(6,513)	(27.1)	(236)	3.6
Income tax (benefit) expense	(22)	(0.1)	11	0.0	(33)	*
Net loss	$(6,727)	(24.8)%	$(6,524)	(27.1)%	$(203)	3.1
* not meaningful
Revenue
Revenue increased by 12.1%, or $2.9 million, to $27.1 million for the three months ended June 30, 2016. The increase in revenue for the three months ended June 30, 2016 was mainly driven by an increase in our average revenue per customer.
On a trailing three-month basis, average revenue per customer increased 15.1%, to $9,435 for the three months ended June 30, 2016 as compared to $8,194 for the three months ended June 30, 2015. The increase in the average revenue per customer was primarily attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the period. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they generate a higher amount of GMV from which we derive revenue and in some cases they may subscribe to additional modules on our platform, thereby increasing our subscription revenue.
Cost of Revenue
Cost of revenue increased by 7.2%, or $0.5 million, to $6.9 million for the three months ended June 30, 2016. The increase in cost of revenue was primarily attributable to a $0.4 million increase in compensation mainly due to additional headcount to support our customers.

Operating Expenses
Sales and marketing
Sales and marketing expense increased by 12.5%, or $1.8 million, to $15.7 million for the three months ended June 30, 2016. The increase in sales and marketing expense was primarily attributable to a $1.2 million increase in our marketing and advertising expenses and promotional event programs, mainly due to costs associated with our annual Catalyst event and the timing of the event. The increase was also attributable to a $0.4 million increase in compensation and employee-related costs due to increased bonus and commission payments and a $0.2 million increase in recruiting and consulting fees.
Research and development
Research and development expense increased by 5.7%, or $0.2 million, to $4.4 million for the three months ended June 30, 2016. The increase in research and development expense was primarily attributable to a $0.1 million increase in software and hosting expenses and a $0.1 million increase in rent and facilities costs due to the relocation of our corporate headquarters during the fourth quarter of 2015.
General and administrative
General and administrative expense increased by 9.8%, or $0.6 million, to $6.8 million for the three months ended June 30, 2016. The increase in general and administrative expense was primarily attributable to a $0.8 million increase in compensation and employee-related costs, primarily composed of stock-based compensation expense, and a $0.1 million increase in rent and facilities costs, partially offset by a $0.2 million decrease in bad debt expense driven by lower bad debt write-offs and reductions to our allowance for doubtful accounts based on collections activities.
Comparison of the Six Months Ended June 30, 2016 and 2015
The following table presents our results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$53,445	100.0%	$46,772	100.0%	$6,673	14.3%
Cost of revenue	13,776	25.8	12,817	27.4	959	7.5
Gross profit	39,669	74.2	33,955	72.6	5,714	16.8
Operating expenses:
Sales and marketing	29,240	54.7	29,776	63.7	(536)	(1.8)
Research and development	8,565	16.0	8,303	17.8	262	3.2
General and administrative	13,243	24.8	11,527	24.6	1,716	14.9
Total operating expenses	51,048	95.5	49,606	106.1	1,442	2.9
Loss from operations	(11,379)	(21.3)	(15,651)	(33.5)	4,272	(27.3)
Other income (expense):
Interest expense, net	(22)	(0.0)	(82)	(0.2)	60	(73.2)
Other income (expense), net	47	0.1	126	0.3	(79)	(62.7)
Total other income (expense)	25	0.1	44	0.1	(19)	(43.2)
Loss before income taxes	(11,354)	(21.2)	(15,607)	(33.4)	4,253	(27.3)
Income tax benefit	(64)	(0.1)	(127)	(0.3)	63	(49.6)
Net loss	$(11,290)	(21.1)%	$(15,480)	(33.1)%	$4,190	(27.1)
Revenue
Revenue increased by 14.3%, or $6.7 million, to $53.4 million for the six months ended June 30, 2016. The increase in revenue was mainly driven by an increase in our average revenue per customer.

On a trailing six-month basis, average revenue per customer increased 15.5%, to $18,549 for the six months ended June 30, 2016 as compared to $16,054 for the six months ended June 30, 2015. The increase in the average revenue per customer is due to the same reasons as are described above in the three-month discussion.
Cost of Revenue
Cost of revenue increased by 7.5%, or $1.0 million, to $13.8 million during the six months ended June 30, 2016. The increase in cost of revenue was primarily attributable to a $0.7 million increase in compensation mainly due to additional headcount to support our customers, a $0.2 million increase in rent and facilities costs and a $0.2 million increase in contractor costs to support our international services team.
Operating Expenses
Sales and marketing
 Sales and marketing expense decreased by 1.8%, or $0.5 million, to $29.2 million for the six months ended June 30, 2016. The decrease in sales and marketing expense was primarily attributable to a $0.5 million decrease in compensation and employee-related costs, mainly due to a reduction in the average number of sales and marketing personnel during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, and a $0.2 million decrease in our marketing and advertising expenses and promotional event programs, mainly due to lower costs associated with our annual marketing events. These decreases in sales and marketing expense were partially offset by a $0.2 million increase in recruiting and consulting fees.
Research and development
 Research and development expense increased by 3.2%, or $0.3 million, to $8.6 million for the six months ended June 30, 2016. The increase in research and development expense was primarily attributable to a $0.2 million increase in software and hosting expenses and a $0.1 million increase in rent and facilities costs.
General and administrative
General and administrative expense increased by 14.9%, or $1.7 million, to $13.2 million for the six months ended June 30, 2016. The increase in general and administrative expense was primarily attributable to a $2.0 million increase in compensation and employee-related costs, mostly composed of annual incentive bonus and stock-based compensation, and a $0.1 million increase in rent and facilities costs, partially offset by a $0.4 million decrease in bad debt expense driven by lower bad debt write-offs and reductions to our allowance for doubtful accounts based on collections activities.
Liquidity and Capital Resources
We derive our liquidity and operating capital primarily from cash flows from operations.
We have a loan and security agreement with a bank under which we have a revolving line of credit in the amount of $10.0 million. The revolving line of credit has a term through September 17, 2016 and requires interest-only payments to be made monthly on any outstanding advances at the bank's prime rate, which was 3.50% at June 30, 2016, plus 0.25%. We are also obligated to pay an unused facility fee in the amount of 0.15% per year on any unused borrowing capacity. At June 30, 2016, we did not have any amounts outstanding under the revolving line of credit.
The revolving line of credit is collateralized by all of our assets, excluding our intellectual property, although we may not encumber our intellectual property without the consent of the bank. Under the terms of the loan and security agreement, we are required to meet and maintain specified financial and nonfinancial covenants. As of June 30, 2016, we were in compliance with all such covenants.
Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and our existing cash balances will be sufficient to meet our cash requirements for at least the next 12 months.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$6,162	$(5,897)
Investing activities	(883)	(2,837)
Financing activities	(3,186)	(608)
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
For the six months ended June 30, 2016, our cash provided by operating activities of $6.2 million consisted of $11.3 million of non-cash items and $6.2 million of cash provided as a result of changes in working capital, partially offset by a net loss of $11.3 million.
Non-cash items consisted of non-cash stock compensation expense of $7.3 million, depreciation and amortization expense of $4.1 million and bad debt expense of $0.4 million, partially offset by $0.5 million of other non-cash items, principally the amortization of a lease incentive obligation related to our new corporate headquarters.
The increase in cash resulting from changes in working capital during the six months ended June 30, 2016 primarily consisted of an increase in deferred revenue of $4.3 million as a result of an increased number of customers prepaying for subscription services invoiced on a semi-annual and annual basis, as well as a decrease in prepaid expenses and other assets of $2.2 million. The decrease in prepaid expenses and other assets was primarily driven by increased collections for certain customer arrangements under which we collect and remit monthly activity-based fees incurred on specific channels on behalf of our customers, as well as the receipt of cash for a lease incentive related to our new corporate headquarters. The increase in cash was also impacted by an increase of $1.1 million in accounts payable that was primarily driven by timing of payments to our vendors during the period. These increases in cash were partially offset by a decrease of $1.5 million in accrued expenses, primarily driven by accrued bonuses related to the year ended December 31, 2015 that were paid in the first quarter of 2016.
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
The decrease in cash resulting from changes in working capital during the six months ended June 30, 2015 primarily consisted of an increase in accounts receivable of $2.2 million, which was a result of increased revenue and customer growth, and an increase in prepaid expenses and other assets of $1.9 million due to prepayments of general corporate expenses. These decreases in cash were partially offset by an increase in deferred revenue of $2.0 million as a result of an increased number of customers prepaying for subscription services and an increase in accounts payable and accrued expenses of $0.8 million, primarily driven by timing of payments to our vendors and increased operating costs during the period.
Investing Activities
Our cash flows from investing activities generally consist of capitalized expenditures to create internally developed software and implement software purchased for internal use, and purchases of property and equipment to support the expansion of our infrastructure.
For the six months ended June 30, 2016, cash used in investing activities was $0.9 million, consisting of $0.7 million for the purchase of property and equipment and $0.2 million for the payment of internal-use software development costs.

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
For the six months ended June 30, 2016, cash used in financing activities was $3.2 million, consisting of $1.9 million used for the payment of taxes related to the net-share settlement of restricted stock units, $1.5 million used for the repayment of capital leases and $0.2 million used for the payment of our acquisition-related contingent consideration, partially offset by $0.4 million in cash received upon the exercise of stock options.
For the six months ended June 30, 2015, cash used in financing activities was $0.6 million, consisting of $0.6 million used for the payment of taxes related to the net-share settlement of restricted stock awards and $0.4 million used for the repayment of capital leases, partially offset by $0.3 million in cash received upon the exercise of stock options.

Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates and interest rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the six months ended June 30, 2016, there were no material changes to our market risks, which are disclosed in our Annual Report on Form 10-K for fiscal 2015.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We incurred net losses of $6.7 million and $21.0 million during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively, and we had an accumulated deficit of $166.9 million as of June 30, 2016. It is possible that our operating expenses will increase in the foreseeable future as we invest in increased sales and marketing and research and development efforts. To achieve profitability, we will need to either increase our revenue sufficiently to offset increasing expenses or reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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
As more of our sales efforts are targeted at larger higher-value customers, our sales cycle may become more time-consuming and expensive, and we may encounter pricing pressure, which could harm our business and operating results.
The cost and length of our sales cycle varies by customer. As we target more of our sales efforts at selling to larger higher-value customers, we may face greater costs, longer sales cycles and less predictability in completing some of our sales. These types of sales often require us to provide greater levels of education regarding our solutions. In addition, larger customers may demand more training and other professional services. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting sales and professional services resources to a smaller number of larger transactions.
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
In addition, in the past, stockholders have initiated class action lawsuits against technology companies following periods of volatility in the market prices of these companies’ stock. In January 2015, two purported class action complaints were filed alleging violations of the federal securities laws against a group of defendants including us and certain of our current executive officers. The consolidated case was dismissed April 6, 2016, and on April 29, 2016, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit. This case and additional litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

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
As a public company listed in the United States, we incur significant additional legal, accounting and other costs, which we expect to increase, particularly after we cease to be an "emerging growth company" under the JOBS Act. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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

CHANNELADVISOR CORPORATION

Date:	August 4, 2016	By:	/s/ Mark E. Cook
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