Form 10-Q
period 2016-09-30
CHANNELADVISOR CORP
filed 2016-11-03
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 19, 2016 was 25,784,734.

CHANNELADVISOR CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ChannelAdvisor Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,731	$60,474
Accounts receivable, net of allowance of $416 and $785 as of September 30, 2016 and December 31, 2015, respectively	15,282	18,949
Prepaid expenses and other current assets	7,108	9,356
Total current assets	87,121	88,779
Property and equipment, net	14,352	16,696
Goodwill	21,632	21,632
Intangible assets, net	2,806	3,246
Other assets	760	603
Total assets	$126,671	$130,956
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,393	$2,435
Accrued expenses	8,696	9,908
Deferred revenue	23,413	19,835
Other current liabilities	4,272	4,188
Total current liabilities	38,774	36,366
Long-term capital leases, net of current portion	1,515	2,031
Lease incentive obligation	4,425	5,084
Other long-term liabilities	3,111	3,551
Total liabilities	47,825	47,032
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,783,626 and 25,230,958 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	26	25
Additional paid-in capital	249,303	240,360
Accumulated other comprehensive loss	(1,073)	(893)
Accumulated deficit	(169,410)	(155,568)
Total stockholders’ equity	78,846	83,924
Total liabilities and stockholders’ equity	$126,671	$130,956
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$27,992	$24,379	$81,437	$71,151
Cost of revenue	6,811	6,290	20,587	19,107
Gross profit	21,181	18,089	60,850	52,044
Operating expenses:
Sales and marketing	13,824	12,339	43,064	42,115
Research and development	4,512	4,010	13,077	12,313
General and administrative	5,525	6,484	18,768	18,011
Total operating expenses	23,861	22,833	74,909	72,439
Loss from operations	(2,680)	(4,744)	(14,059)	(20,395)
Other income (expense):
Interest expense, net	11	(60)	(11)	(142)
Other income (expense), net	90	14	137	140
Total other income (expense)	101	(46)	126	(2)
Loss before income taxes	(2,579)	(4,790)	(13,933)	(20,397)
Income tax (benefit) expense	(27)	1	(91)	(126)
Net loss	$(2,552)	$(4,791)	$(13,842)	$(20,271)
Net loss per share:
Basic and diluted	$(0.10)	$(0.19)	$(0.54)	$(0.81)
Weighted average common shares outstanding:
Basic and diluted	25,723,749	25,110,212	25,513,105	25,020,154
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(2,552)	$(4,791)	$(13,842)	$(20,271)
Other comprehensive loss:
Foreign currency translation adjustments	(78)	95	(180)	(726)
Total comprehensive loss	$(2,630)	$(4,696)	$(14,022)	$(20,997)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ChannelAdvisor Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(13,842)	$(20,271)
Adjustments to reconcile net loss to cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	5,961	6,363
Bad debt expense	246	1,253
Stock-based compensation expense	10,207	9,273
Other items, net	(769)	(150)
Changes in assets and liabilities:
Accounts receivable	2,820	(4,170)
Prepaid expenses and other assets	1,832	(2,071)
Accounts payable and accrued expenses	(1,251)	1,924
Deferred revenue	4,162	3,045
Cash and cash equivalents provided by (used in) operating activities	9,366	(4,804)
Cash flows from investing activities
Purchases of property and equipment	(920)	(3,472)
Payment of internal-use software development costs	(195)	(129)
Cash and cash equivalents used in investing activities	(1,115)	(3,601)
Cash flows from financing activities
Repayment of capital leases	(2,079)	(1,592)
Proceeds from exercise of stock options	821	490
Payment of contingent consideration	(338)	—
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(2,085)	(588)
Cash and cash equivalents used in financing activities	(3,681)	(1,690)
Effect of currency exchange rate changes on cash and cash equivalents	(313)	713
Net increase (decrease) in cash and cash equivalents	4,257	(9,382)
Cash and cash equivalents, beginning of period	60,474	68,366
Cash and cash equivalents, end of period	$64,731	$58,984
Supplemental disclosure of cash flow information
Cash paid for interest	$126	$143
Cash paid for income taxes, net	$110	$243
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$439	$—
Capital lease obligations entered into for the purchase of fixed assets	$1,771	$3,372
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
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss and cash flows. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2015 ("fiscal 2015"), which are included in the Company’s Annual Report on Form 10-K for fiscal 2015. There have been no material changes to the Company’s significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2015.
Reclassification
Certain prior period amounts included on the condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. Previously, depreciation and amortization expense was presented separately from cost of revenue and operating expenses in the condensed consolidated statements of operations. Beginning with the first quarter of 2016, the Company included depreciation and amortization expense in cost of revenue and operating expenses in the condensed consolidated statements of operations and in each financial statement line item in the notes to its unaudited condensed consolidated financial statements. In addition, the Company revised the classification of certain operating expenses to better align the income statement line items with how operations are managed. All reclassifications had no effect on the Company's reported gross profit and net loss for the three and nine months ended September 30, 2015.
The tables below summarize these reclassifications (in thousands):

	Three Months Ended September 30, 2015
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue	$4,954	$1,336	$6,290
Depreciation - Cost of revenue	1,336	(1,336)	—
Sales and marketing	11,879	460	12,339
Research and development	3,874	136	4,010
General and administrative	6,075	409	6,484
Depreciation and amortization	1,005	(1,005)	—

	Nine Months Ended September 30, 2015
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue	$15,571	$3,536	$19,107
Depreciation - Cost of revenue	3,536	(3,536)	—
Sales and marketing	40,790	1,325	42,115
Research and development	11,955	358	12,313
General and administrative	16,867	1,144	18,011
Depreciation and amortization	2,827	(2,827)	—
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$1,109	$1,336	$3,497	$3,536
Sales and marketing	266	334	853	913
Research and development	111	136	345	358
General and administrative	420	535	1,266	1,556
Total depreciation and amortization expense	$1,906	$2,341	$5,961	$6,363
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which provides new guidance for revenue recognition. ASU 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance in ASU 2014-09. In addition, in May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies the guidance on assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. These updates are effective for fiscal years beginning after December 15, 2017. Early adoption for these standards is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that fiscal year. The Company continues to evaluate the permitted adoption methods and the impact these standards will have on its consolidated financial statements. The Company has commenced a comprehensive project plan to direct the implementation of these new standards, including an analysis of its contract portfolio, evaluation of new revenue system requirements and IT updates, and assessment of the impact to business processes. The Company anticipates selecting an adoption method for these new standards by the end of 2016.
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
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230) ("ASU 2016-15"), which addresses eight specific cash flow matters with the objective of reducing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that fiscal year. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.
The Company has reviewed other new accounting pronouncements that were issued as of September 30, 2016 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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
3. Stockholders' Equity
The following table summarizes the stockholders' equity activity for the nine months ended September 30, 2016 (in thousands):

Balance as of December 31, 2015	$83,924
Exercise of stock options and vesting of restricted stock units	822
Stock-based compensation expense	10,207
Statutory tax withholding related to net-share settlement of restricted stock units	(2,085)
Net loss	(13,842)
Foreign currency translation adjustments	(180)
Balance as of September 30, 2016	$78,846
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
Amortization expense associated with the Company's intangible assets was $0.1 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $0.4 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively.
There have been no changes to the Company's goodwill during the nine months ended September 30, 2016.
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
The fair value of contingent consideration related to the E-Tale acquisition is based on projected quarterly revenue targets for E-Tale through June 2017. The Company discounted the expected future earn-out payments to net present value using Level 3 inputs. A key assumption used in the measurement of fair value of contingent consideration includes a discount rate of 22% as of September 30, 2016 and December 31, 2015. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Projected revenue is based on the Company’s internal projections and analysis of the current customer base and expected customer growth, target market and sales potential.
The following table presents changes to the Company’s liability for acquisition-related contingent consideration for the nine months ended September 30, 2016 (in thousands):

Balance as of December 31, 2015	$697
Settlement of contingent consideration liability	(338)
Change in contingent consideration fair value	(201)
Balance as of September 30, 2016	$158
6. Guarantee
In June 2014, the Company assigned its previous lease of office space in London, England to a third party pursuant to an assignment agreement and a transfer agreement. In accordance with the assignment agreement, the Company is not required to collect any payments from the third party and therefore will not recognize any revenue associated with this assignment. All payments associated with the assigned lease will be made directly by the third party to the lessor and appropriate regulatory authorities. However, the Company has guaranteed the lease payments through the remainder of the lease term, which is until

March 2017. As of September 30, 2016, the remaining lease payments under this lease totaled £0.2 million ($0.2 million based on the exchange rate as of September 30, 2016). This amount represents the maximum potential liability for future payments under the guarantee and will decrease over time as payments are made by the third party. In the event of default, the indemnity clauses in the transfer agreement govern the Company's ability to pursue and recover damages incurred. As of September 30, 2016, the Company does not anticipate any default by the third party. Therefore, no liability associated with this transaction has been recorded on the Company's condensed consolidated balance sheet as of September 30, 2016.
7. Stock-Based Compensation
The Company recognizes stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$330	$238	$941	$777
Sales and marketing	1,161	1,208	3,651	3,822
Research and development	496	397	1,485	1,295
General and administrative	878	1,254	4,130	3,379
	$2,865	$3,097	$10,207	$9,273
During the nine months ended September 30, 2016, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Stock options	432,985	$4.72
Restricted stock units ("RSUs")	1,089,280	11.28
Total share-based awards	1,522,265	9.41
8. Net Loss Per Share
Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three and nine months ended September 30, 2016 and 2015:

	Three and Nine Months Ended September 30,
	2016	2015
Stock options	1,657,549	1,594,507
RSUs	2,342,444	2,082,248
9. Income Taxes
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company’s effective tax rate was 1.0% and 0.0% for the three months ended September 30, 2016 and 2015, respectively, compared to 0.7% and 0.6% for the nine months ended September 30, 2016 and 2015, respectively. The tax expense (benefit) for each of the periods was based on state, local and foreign taxes.  The Company’s effective tax rate for these periods is lower than the expected U.S. federal statutory rate of 34% primarily due to operating losses which are subject to a valuation allowance. The Company cannot recognize the tax benefit of operating loss carryforwards due to uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

Given the Company’s current earnings in certain of its foreign jurisdictions, there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion, or all, of the valuation allowance recorded against its foreign net operating losses will no longer be needed. Release of the valuation allowance would result in a decrease to income tax expense in the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.
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
Substantially all assets were held in the United States during the nine months ended September 30, 2016 and 2015. The table below summarizes revenue by geography for the three and nine months ended September 30, 2016 and 2015 (in thousands). The Company categorizes domestic and international revenue from customers based on their billing address.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Domestic	$21,985	$18,247	$63,458	$53,783
International	6,007	6,132	17,979	17,368
Total revenue	$27,992	$24,379	$81,437	$71,151
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
Overview
We are a leading provider of software-as-a-service, or SaaS, solutions that enable our customers to integrate, manage and optimize their merchandise sales across hundreds of online channels. Our customers include the online businesses of traditional retailers, online retailers and branded manufacturers (manufacturers that market the products they produce under their own name), as well as advertising agencies that use our solutions on behalf of their clients. Through our platform, we enable our customers to connect with new and existing sources of demand for their products, including e-commerce marketplaces, such as Amazon, eBay, Jet.com, Newegg, Sears and Walmart, search engines and comparison shopping websites, such as Google, Microsoft's Bing and Nextag, and other channels, such as Facebook, Instagram and Pinterest. Our suite of solutions, accessed through a standard web browser, provides our customers with a single, integrated user interface to manage their product listings, inventory availability, pricing optimization, search terms, data analytics and other critical functions across these channels. We also offer solutions that allow branded manufacturers to send their web visitors directly to authorized resellers and to gain insight into consumer behavior. Our proprietary cloud-based technology platform delivers significant breadth, scalability and flexibility to our customers.
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
We face a variety of challenges and risks, which we will need to address and manage as we pursue our growth strategy. In particular, we will need to continue to innovate in the face of a rapidly changing e-commerce landscape if we are to remain competitive, and we will need to effectively manage our growth, especially related to our international expansion. In addition, as consumer preferences potentially shift from smaller retailers, we need to continue to add large retailers and branded manufacturers as profitable customers. These customers generally pay a lower percentage of GMV as fees to us based on the relatively higher volume of their GMV processed through our platform. To help drive our future growth, we made significant investments in our sales force and allocated resources focused on growing our large retailers and branded manufacturer customers beginning in the fourth quarter of 2015. We continue to focus our efforts on increasing value for our customers to support higher rates.
Although e-commerce continues to expand as retailers and branded manufacturers continue to increase their online sales, it is also becoming more complex and fragmented due to the hundreds of channels available to retailers and branded manufacturers and the rapid pace of change and innovation across those channels. In order to gain consumers’ attention in a more crowded and competitive online marketplace, many retailers and an increasing number of branded manufacturers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of large online retailers, and as a result we need to continue to support multiple channels in a variety of geographies in order to achieve our targeted revenue growth. As of September 30, 2016, we supported over 60 marketplaces.
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
Number of Customers
The number of customers subscribing to our solutions is a primary determinant of our revenue. The number of customers was 2,880 and 2,910 as of September 30, 2016 and 2015, respectively. For purposes of this metric and the average revenue per customer metric described below, we include all customers who subscribe to at least one of our solutions, excluding customers subscribing only to certain legacy product offerings that are no longer part of our strategic focus. The number of customers as of September 30, 2016 decreased from September 30, 2015 as a result of our continued focus on larger retailer and branded manufacturer customers, which represent a smaller number of customers, but a potentially larger source of revenue.

Average Revenue per Customer
Average revenue per customer is calculated by dividing our revenue for a particular period by the average monthly number of customers during the period, which is calculated by taking the sum of the number of customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per customer in absolute dollars on a rolling twelve-month basis, but we may also calculate percentage changes in average revenue per customer on a quarterly basis in order to help us evaluate our period-over-period performance. Our average revenue per customer increased 17.3% to $38,400 for the twelve months ended September 30, 2016 as compared to $32,748 for the twelve months ended September 30, 2015, reflecting our continued strategy to focus on attaining higher-revenue customers.
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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(2,552)	$(4,791)	$(13,842)	$(20,271)
Adjustments:
Interest expense, net	(11)	60	11	142
Income tax (benefit) expense	(27)	1	(91)	(126)
Depreciation and amortization expense	1,906	2,341	5,961	6,363
Total adjustments	1,868	2,402	5,881	6,379
EBITDA	(684)	(2,389)	(7,961)	(13,892)
Stock-based compensation expense	2,865	3,097	10,207	9,273
One-time severance and related costs	—	—	—	656
Adjusted EBITDA	$2,181	$708	$2,246	$(3,963)

Components of Operating Results
Reclassification
Previously, we presented depreciation and amortization expense as a separate component, both of cost of revenue and of operating expenses, in our unaudited condensed consolidated statements of operations. Beginning with the first quarter of 2016, we included depreciation and amortization expense in cost of revenue and operating expenses in our condensed consolidated statements of operations and in each financial statement line item in the notes to our unaudited condensed consolidated financial statements. In addition, we revised the classification of certain operating expenses to better align the income statement line items with how operations are managed. The financial results for the three and nine months ended September 30, 2015 shown in this management’s discussion and analysis reflect the reclassification of relevant items to conform to the new presentation, and the specific reclassifications are shown in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report. All reclassifications had no effect on our reported gross profit or net loss for the three and nine months ended September 30, 2015.
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
The following table shows the percentage of our total revenue attributable to fixed subscription fees plus implementation fees, as compared to the percentage attributable to variable subscription fees, for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(as a percentage of total revenue)
Fixed subscription fees plus implementation fees	79.7%	79.5%	78.0%	78.6%
Variable subscription fees	20.3	20.5	22.0	21.4
Total revenue	100.0%	100.0%	100.0%	100.0%
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

We did not have any customer that individually comprised a significant concentration of our revenue for the three or nine months ended September 30, 2016 or 2015.
Cost of Revenue
Cost of revenue primarily consists of salaries and personnel-related costs for employees providing services to our customers and supporting our platform infrastructure, including benefits, bonuses and stock-based compensation. Additional expenses include co-location facility costs for our data centers, depreciation expense for computer equipment directly associated with generating revenue, infrastructure maintenance costs, fees we pay to credit card vendors in connection with our customers’ payments to us and other direct costs. We intend to invest in our capacity to support our growth, which may result in higher cost of revenue over time in absolute dollars.
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
Seasonality
Our revenue fluctuates as a result of seasonal variations in our business, principally due to the peak consumer demand and related increased volume of our customers’ GMV during the year-end holiday season. As a result, we have historically had higher revenue in our fourth quarter than other quarters in a given year due to substantially increased GMV processed through our platform, resulting in higher variable subscription fees. Along with the seasonally higher revenue we have experienced in the fourth quarter, we have also experienced higher gross margins in the fourth quarter. Our cost to run our platform infrastructure is generally fixed. Therefore, when applied against our generally fixed costs, the higher revenue in the fourth quarter has resulted in higher overall gross margins for us.
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

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended September 30, 2016, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K for fiscal 2015.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for a full description of recent accounting pronouncements.

Results of Operations
Comparison of the Three Months Ended September 30, 2016 and 2015
The following table presents our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$27,992	100.0%	$24,379	100.0%	$3,613	14.8%
Cost of revenue	6,811	24.3	6,290	25.8	521	8.3
Gross profit	21,181	75.7	18,089	74.2	3,092	17.1
Operating expenses:
Sales and marketing	13,824	49.4	12,339	50.6	1,485	12.0
Research and development	4,512	16.1	4,010	16.4	502	12.5
General and administrative	5,525	19.7	6,484	26.6	(959)	(14.8)
Total operating expenses	23,861	85.2	22,833	93.6	1,028	4.5
Loss from operations	(2,680)	(9.5)	(4,744)	(19.4)	2,064	(43.5)
Other income (expense):
Interest expense, net	11	0.0	(60)	(0.2)	71	*
Other income (expense), net	90	0.3	14	0.1	76	*
Total other income (expense)	101	0.4	(46)	(0.1)	147	*
Loss before income taxes	(2,579)	(9.1)	(4,790)	(19.5)	2,211	(46.2)
Income tax (benefit) expense	(27)	(0.1)	1	0.0	(28)	*
Net loss	$(2,552)	(9.0)%	$(4,791)	(19.5)%	$2,239	(46.7)
* not meaningful
Revenue
Revenue increased by 14.8%, or $3.6 million, to $28.0 million for the three months ended September 30, 2016. The increase in revenue for the three months ended September 30, 2016 was mainly driven by an increase in our average revenue per customer.
On a trailing three-month basis, average revenue per customer increased 16.7%, to $9,719 for the three months ended September 30, 2016 as compared to $8,328 for the three months ended September 30, 2015. The increase in the average revenue per customer was primarily attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the period. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they generate a higher amount of GMV from which we derive revenue and in some cases they may subscribe to additional modules on our platform, thereby increasing our subscription revenue.
Cost of Revenue
Cost of revenue increased by 8.3%, or $0.5 million, to $6.8 million for the three months ended September 30, 2016. The increase in cost of revenue was primarily attributable to a $0.6 million increase in compensation and employee-related costs mainly due to additional headcount to support our customers, partially offset by a $0.2 million decrease in depreciation expense due to fully depreciated assets.

Gross Margin
As a result of the increase in revenue, offset by the modest increase in cost of revenue noted above, gross margin improved by 1.5% to 75.7% for the three months ended September 30, 2016 as compared to 74.2% for the three months ended September 30, 2015.
Operating Expenses
Sales and marketing
Sales and marketing expense increased by 12.0%, or $1.5 million, to $13.8 million for the three months ended September 30, 2016. The increase in sales and marketing expense was primarily attributable to a $1.1 million increase in compensation and employee-related costs mainly due to increased headcount and sales commissions, a $0.2 million increase in recruiting and consulting fees and a $0.1 million increase in rent and facilities costs due to the relocation of our corporate headquarters during the fourth quarter of 2015.
Research and development
Research and development expense increased by 12.5%, or $0.5 million, to $4.5 million for the three months ended September 30, 2016. The increase in research and development expense was primarily attributable to a $0.5 million increase in compensation and employee-related costs mainly due to additional headcount and stock-based compensation expense.
General and administrative
General and administrative expense decreased by 14.8%, or $1.0 million, to $5.5 million for the three months ended September 30, 2016. The decrease in general and administrative expense was primarily attributable to a $0.6 million decrease in bad debt expense driven by lower bad debt write-offs and reductions to our allowance for doubtful accounts based on collections activities, a $0.2 million decrease in professional fees related to legal, consulting, audit and tax services and a $0.1 million decrease in amortization expense due to fully amortized acquired intangible assets.
Operating Margin
Operating margin improved by 9.9% to (9.5)% for the three months ended September 30, 2016 as compared to (19.4)% for the three months ended September 30, 2015. The improvement in operating margin was attributable to an increase in revenue of 14.8% that exceeded the increases in our cost of revenue and operating expenses of 8.3% and 4.5%, respectively. As mentioned above, revenue growth was mainly driven by an increase in our average revenue per customer, while cost of revenue and operating expenses increased largely due to an increase in compensation and employee-related costs driven by increased headcount as we invest in our sales, customer support and research and development organizations to support the growth of our business.

Comparison of the Nine Months Ended September 30, 2016 and 2015
The following table presents our results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015		Period-to-Period Change
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
					Amount	Percentage
	(dollars in thousands)
Revenue	$81,437	100.0%	$71,151	100.0%	$10,286	14.5%
Cost of revenue	20,587	25.3	19,107	26.9	1,480	7.7
Gross profit	60,850	74.7	52,044	73.1	8,806	16.9
Operating expenses:
Sales and marketing	43,064	52.9	42,115	59.2	949	2.3
Research and development	13,077	16.1	12,313	17.3	764	6.2
General and administrative	18,768	23.0	18,011	25.3	757	4.2
Total operating expenses	74,909	92.0	72,439	101.8	2,470	3.4
Loss from operations	(14,059)	(17.3)	(20,395)	(28.7)	6,336	(31.1)
Other income (expense):
Interest expense, net	(11)	(0.0)	(142)	(0.2)	131	(92.3)
Other income (expense), net	137	0.2	140	0.2	(3)	(2.1)
Total other income (expense)	126	0.2	(2)	—	128	*
Loss before income taxes	(13,933)	(17.1)	(20,397)	(28.7)	6,464	(31.7)
Income tax benefit	(91)	(0.1)	(126)	(0.2)	35	(27.8)
Net loss	$(13,842)	(17.0)%	$(20,271)	(28.5)%	$6,429	(31.7)
* not meaningful
Revenue
Revenue increased by 14.5%, or $10.3 million, to $81.4 million for the nine months ended September 30, 2016. The increase in revenue was mainly driven by an increase in our average revenue per customer.
On a trailing nine-month basis, average revenue per customer increased 15.9%, to $28,266 for the nine months ended September 30, 2016 as compared to $24,383 for the nine months ended September 30, 2015. The increase in the average revenue per customer is due to the same reasons as are described above in the three-month discussion.
Cost of Revenue
Cost of revenue increased by 7.7%, or $1.5 million, to $20.6 million during the nine months ended September 30, 2016. The increase in cost of revenue was primarily attributable to a $1.2 million increase in compensation and employee-related costs mainly due to additional headcount to support our customers, a $0.5 million in hosting and infrastructure maintenance costs, a $0.3 million increase in rent and facilities costs and a $0.3 million increase in contractor costs primarily to support our international services team. These increases in cost of revenue were partially offset by a $1.0 million decrease in co-location facility costs.
Gross Margin
As a result of the increase in revenue, offset by the modest increase in cost of revenue noted above, gross margin improved by 1.6% to 74.7% for the nine months ended September 30, 2016 as compared to 73.1% for the nine months ended September 30, 2015.

Operating Expenses
Sales and marketing
 Sales and marketing expense increased by 2.3%, or $0.9 million, to $43.1 million for the nine months ended September 30, 2016. The increase in sales and marketing expense was primarily attributable to a $0.6 million increase in compensation and employee-related costs, mainly due to the payment of increased sales commissions, and a $0.4 million increase in recruiting and consulting fees.
Research and development
 Research and development expense increased by 6.2%, or $0.8 million, to $13.1 million for the nine months ended September 30, 2016. The increase in research and development expense was primarily attributable to a $0.4 million increase in compensation and employee-related costs, mostly composed of stock-based compensation and incentive bonuses, a $0.3 million increase in software and hosting expenses and a $0.2 million increase in rent and facilities costs, partially offset by a $0.2 million decrease in contractor and consulting fees.
General and administrative
General and administrative expense increased by 4.2%, or $0.8 million, to $18.8 million for the nine months ended September 30, 2016. The increase in general and administrative expense was primarily attributable to a $2.0 million increase in compensation and employee-related costs, mostly composed of incentive bonuses and stock-based compensation, and a $0.3 million increase in tax expense due to foreign value added taxes, partially offset by a $1.0 million decrease in bad debt expense driven by lower bad debt write-offs and reductions to our allowance for doubtful accounts based on collections activities, and a $0.3 million decrease in amortization expense due to fully amortized acquired intangible assets.
Operating Margin
Operating margin improved by 11.4% to (17.3)% for the nine months ended September 30, 2016 as compared to (28.7)% for the nine months ended September 30, 2015. The improvement in operating margin was attributable to an increase in revenue of 14.5% that exceeded the increases in our cost of revenue and operating expenses of 7.7% and 3.4%, respectively. As mentioned above, revenue growth was mainly driven by an increase in our average revenue per customer, while cost of revenue and operating expenses increased largely due to an increase in compensation and employee-related costs driven by increased headcount as we invest in our sales, customer support and research and development organizations to support the growth of our business.
Liquidity and Capital Resources
We derive our liquidity and operating capital primarily from cash flows from operations. We previously had a loan and security agreement with a bank under which we had a revolving line of credit in the amount of $10.0 million. This loan and security agreement expired in September 2016 in accordance with its terms. At the time of its expiration, we did not have any amounts outstanding under the revolving line of credit.
Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and our existing cash balances will be sufficient to meet our cash requirements for at least the next 12 months.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$9,366	$(4,804)
Investing activities	(1,115)	(3,601)
Financing activities	(3,681)	(1,690)
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
For the nine months ended September 30, 2016, our cash provided by operating activities of $9.4 million consisted of $15.6 million of non-cash items and $7.6 million of cash provided by changes in working capital, partially offset by a net loss of $13.8 million.
Non-cash items consisted of non-cash stock compensation expense of $10.2 million, depreciation and amortization expense of $6.0 million and bad debt expense of $0.2 million, partially offset by $0.8 million of other non-cash items, principally the amortization of a lease incentive obligation related to our new corporate headquarters.
The increase in cash resulting from changes in working capital during the nine months ended September 30, 2016 primarily consisted of an increase in deferred revenue of $4.2 million as a result of an increased number of customers prepaying for subscription services invoiced on a semi-annual and annual basis, and a decrease in accounts receivable of $2.8 million as a result of increased cash collections during the period. The increase in cash was also impacted by a decrease in prepaid expenses and other assets of $1.8 million, primarily driven by increased collections for certain customer arrangements under which we collect and remit monthly activity-based fees incurred on specific channels on behalf of our customers, as well as the receipt of cash for a lease incentive related to our new corporate headquarters. These increases in cash were partially offset by a decrease of $1.3 million in accounts payable and accrued expenses, primarily driven by accrued bonuses related to the year ended December 31, 2015 that were paid in the first quarter of 2016.
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
For the nine months ended September 30, 2016, cash used in investing activities was $1.1 million, consisting of $0.9 million for the purchase of property and equipment and $0.2 million for the payment of internal-use software development costs.

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
For the nine months ended September 30, 2016, cash used in financing activities was $3.7 million, consisting of $2.1 million used for the payment of taxes related to the net-share settlement of restricted stock units, $2.1 million used for the repayment of capital leases and $0.3 million used for the payment of our acquisition-related contingent consideration, partially offset by $0.8 million in cash received upon the exercise of stock options.
For the nine months ended September 30, 2015, cash used in financing activities was $1.7 million, consisting of $1.6 million used for the repayment of capital leases and $0.6 million used for the payment of taxes related to the net-share settlement of restricted stock units, partially offset by $0.5 million in cash received upon the exercise of stock options.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the nine months ended September 30, 2016, there were no material changes to our market risks, which are disclosed in our Annual Report on Form 10-K for fiscal 2015; however, we are no longer subject to interest rate risk in connection with our revolving line of credit due to the termination of our loan agreement in accordance with its terms.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We incurred net losses of $13.8 million and $21.0 million during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively, and we had an accumulated deficit of $169.4 million as of September 30, 2016. It is possible that our operating expenses will increase in the foreseeable future as we invest in increased sales and marketing and research and development efforts. To achieve profitability, we will need to either increase our revenue sufficiently to offset increasing expenses or reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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
As more of our sales efforts are targeted at larger customers, our sales cycle may become more time-consuming and expensive, and we may encounter pricing pressure, which could harm our business and operating results.
The cost and length of our sales cycle varies by customer. As we target more of our sales efforts at selling to larger customers, we may face greater costs, longer sales cycles and less predictability in completing some of our sales. These types of sales often require us to provide greater levels of education regarding our solutions. In addition, larger customers may demand more training and other professional services. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting sales and professional services resources to a smaller number of larger transactions.
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
We have received patent protection for some of our technologies and are seeking patent protection for other of our technologies but there can be no assurance that any patents will ultimately be issued. We have registered domain names, trademarks and service marks in the United States and in jurisdictions outside the United States and are also pursuing additional registrations both in and outside the United States. Effective trade secret, copyright, trademark, domain name and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.
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

We incur increased costs and demands upon management as a result of being a public company.
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

CHANNELADVISOR CORPORATION

Date:	November 3, 2016	By:	/s/ Mark E. Cook
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

10.1	*+	Schedule of Compensation for Non-Employee Directors, adopted effective as of August 11, 2016.

31.1	*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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