Form 10-K
period 2016-12-31
CHANNELADVISOR CORP
filed 2017-02-16
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 001-35940
CHANNELADVISOR CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	56-2257867
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3025 Carrington Mill Boulevard Morrisville, NC	27560
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (919) 228-4700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

The aggregate market value of ChannelAdvisor Corporation voting and non-voting common equity held by non-affiliates as of June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $14.49 as reported on the New York Stock Exchange on that date was $334,453,152.
At February 2, 2017, 25,961,422 shares of ChannelAdvisor Corporation Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. "Business," Part I, Item 1A. "Risk Factors," and Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words "may," "might," "will," "could," "would," "should," "expect," "intend," "plan," "objective," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue" and "ongoing," or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	the growth of the e-commerce industry and the software-as-a-service, or SaaS, enterprise application software market in general and particularly in our markets;

•	the expected growth of gross merchandise value, or GMV, sold on marketplaces and comparison shopping websites and advertising dollars spent on paid search;

•	consumer adoption of mobile devices and usage for commerce;

•	the growth of social networking and commerce applications;

•	our growth strategy; and

•	our beliefs about our capital expenditure requirements and that our capital resources will be sufficient to meet our anticipated cash requirements through at least the next 12 months.
You should refer to Item 1A. "Risk Factors" section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

PART I

ITEM 1. BUSINESS

OVERVIEW
We are a leading provider of SaaS solutions that enable our retailer and branded manufacturer customers to integrate, manage and optimize their merchandise sales across hundreds of online channels. Through our platform, we enable our customers to connect with new and existing sources of demand for their products, including e-commerce marketplaces, such as Amazon, eBay, Jet.com, Newegg, Sears and Walmart, search engines and comparison shopping websites, such as Google, Microsoft’s Bing and Nextag, and social channels, such as Facebook, Instagram and Pinterest. Our suite of solutions, accessed through a standard web browser, provides our customers with a single, integrated user interface to manage their product listings, inventory availability, pricing optimization, search terms, data analytics and other critical functions across these channels. We also offer solutions that allow branded manufacturers to send their web visitors or digital marketing audiences directly to authorized resellers and to gain insight into consumer behavior. Our proprietary cloud-based technology platform delivers significant breadth, scalability and flexibility. In 2016, our customers processed approximately $8.1 billion in GMV through our platform.
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
We derive our revenue primarily from subscription fees paid to us by our customers for access to and usage of our SaaS solutions for a specified contract term, which is usually one year. The majority of our subscription fee is based on the amount of a customer's GMV processed on our platform. Our subscription fee may also based on the amount of advertising spend processed on our platform. A portion of the GMV-based or advertising spend-based subscription fee is typically fixed and is based on a specified minimum amount of GMV or advertising spend that a customer expects to process through our platform. The remaining portion of GMV-based or advertising spend-based subscription fee is typically variable and is based on a specified percentage of GMV or advertising spend processed through our platform that exceeded the customer’s specified minimum GMV or advertising spend amount. We believe that our subscription fee pricing model aligns our interests with those of our customers. We also receive implementation fees, which may include fees for providing launch assistance and training.
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
Several significant trends have contributed to this increasing complexity and fragmentation, including:

•
Emergence and growth of online third-party marketplaces.    Third-party marketplaces, which are marketplaces that aggregate many sellers, are an increasingly important driver of growth for a number of large online retailers. Some of these marketplaces, such as Amazon, offer products from their own inventory, known as first-party products, as well as products sold by others, known as third-party products; other marketplaces, such as eBay, offer only third-party products. In addition, several of the largest traditional brick-and-mortar retailers, including La Redoute, Sears, Tesco and Walmart have incorporated third-party marketplaces into their online storefronts, allowing other retailers and branded manufacturers to market their products to consumers they might not otherwise reach.

•
Mainstream adoption of mobile devices for e-commerce.    Mobile internet-enabled devices, such as smartphones and tablets, enable new consumer shopping behaviors, such as in-store barcode scanning to find online promotions, better pricing or alternative products. While benefiting consumers by increasing the transparency and accessibility of e-commerce, the proliferation of mobile devices and mobile commerce requires retailers and branded manufacturers to build additional device-specific optimization and functionality into their sites, increasing the complexity of managing their online presences.

•
Growth of additional online consumer touch points.    As consumers have moved more of their shopping and product discovery online, search engines, social networks and certain comparison shopping sites such as Google Shopping, as well as branded manufacturer websites, have emerged as key influencers and important points of product research for consumers making purchase decisions.

•
Global growth in e-commerce driving opportunities for international selling.    The growth in e-commerce globally presents an opportunity for retailers and branded manufacturers to engage in international sales through country or region-specific marketplaces such as Alibaba in Asia. Retailers and branded manufacturers seeking to increase international e-commerce often need to extend their online presence to include a variety of these international channels.

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
THE CHANNELADVISOR SOLUTION
Our suite of SaaS solutions allows our customers to more easily integrate, manage and optimize their online sales across hundreds of available channels through a single, integrated platform. Our suite of solutions includes a number of individual offerings, or modules. Each module integrates with a particular type of channel, such as third-party marketplaces, digital marketing websites or authorized reseller websites, or supports specific online functionality aimed at customers wanting to enhance the effectiveness of their existing online storefronts or employing rich media solutions on their websites.
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

•
Scalable technology platform.    In 2016, our customers processed approximately $8.1 billion in GMV through our platform. We believe that the scalability of our platform allows us to quickly and efficiently support an increasing number of product listings and transactions processed through our platform as we add new customers, integrate new channels and accommodate seasonal surges in consumer demand.

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

•
Data and reporting analytics.    Through our data and reporting analytics, we provide our customers with insight into the latest channel and consumer trends and general product performance. Our dashboards highlight sales trends, top performing products, seller reputation and repricing activity, among other key performance indicators, and alert customers to issues and errors in product listings. These capabilities provide actionable insights that allow customers to evaluate and, if necessary, improve the efficiency of their business rules on existing or new channels. Additionally, our solution provides branded manufacturers with insights about online assortment, product coverage gaps, pricing trends, and adherence by their retailers to content guidelines.

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

•
Price optimization.    Our platform provides customers the ability to dynamically price their products across some of our available channels based on a number of factors, such as prices of competitors, margin thresholds and promotions. Prices can vary by channel and, using our sophisticated technology, a customer can automatically update pricing based on the competitive environment. The customer avoids the manual effort of monitoring the competition and changing prices, while preserving the ability to remain price competitive. In 2016, we launched a new Algorithmic Repricer, which offers predictive analytics and machine learning that may help our customers make more sales while maximizing margin.

•
Advertising management. Our platform provides customers the ability to create, manage and evaluate advertising across multiple channels. Advertising formats, which can vary and often change, are associated with numerous channels including search engines, social networks and marketplaces. By providing a unified platform to manage advertising, our customer is more efficiently able to manage advertisements across a large number of channels. Additionally, features such as an automated bid manager provide automation that updates bids based on the customer’s goals and performance.

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

Individual Modules
We offer our software suite to customers through a series of modules. Generally, each of our modules is priced individually and is integrated with our platform’s underlying inventory management system, templates, rules and reporting systems. The primary modules we offer are:

•
Marketplaces.    Our Marketplaces module connects customers to third-party marketplaces including Amazon, eBay, Jet.com, La Redoute, Newegg, Sears, Tesco, TradeMe, Walmart and Zalando. Our standardized integration API, which we refer to as Access ChannelAdvisor, allows additional e-commerce channels to integrate with our platform requiring less support on launch, which we believe will result in a broader array of channels available to our customers. In addition, our platform provides our customers with access to advertising programs and advanced competitive features on major marketplaces to allow them to compete more effectively. As of December 31, 2016, we supported over 70 marketplaces.

•
Digital Marketing. Our Digital Marketing module connects customers to comparison shopping websites such as Google Shopping, Nextag and Shopzilla, allows customers to advertise products on search engines such as Google, Microsoft's Bing and Yahoo! and connects customers to social commerce sites such as Facebook, Instagram and Pinterest. Our Digital Marketing module also includes Flex Feeds, which allow customers to generate and send customized product data feeds to their partners, such as affiliate networks, retargeting vendors, personalization vendors and product review platforms.

•
Where to Buy. Our Where to Buy solution allows branded manufacturers to provide their web visitors or digital marketing audiences with up-to-date information about the authorized resellers that carry their products and the availability of those products online, as well as the ability to identify offline retailers that generally carry those products. This provides consumers with an easier path to purchase from an authorized reseller of their choice. The solution improves the consumer experience and helps branded manufacturers gain a better understanding of consumer behavior through detailed data about the flow of traffic between the branded manufacturer and retailer.

•
Product Intelligence. Our Product Intelligence solution, which we launched in 2016, provides branded manufacturers with insights about online assortment, product coverage gaps, pricing trends and adherence by their retailers to content guidelines.

OUR CUSTOMERS
As of December 31, 2016, we had approximately 2,900 customers worldwide, including retail and branded manufacturer customers across many consumer product categories. For the year ended December 31, 2016, our ten largest customers in the aggregate accounted for 7.3% of our total revenue. No single customer accounted for more than 1.1% of our total revenue during the year ended December 31, 2016.
OUR TECHNOLOGY PLATFORM
We have developed our proprietary technology platform with a focus on delivering industry-leading breadth, scalability, reliability and flexibility. Our platform has always been cloud-based and SaaS, with a single code base and multi-tenant software architecture. Because of this, there is no need for our customers to download, install or upgrade software.
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
Our platform uses a hybrid cloud architecture in which we utilize secure third-party data center facilities located in North America, as well as cloud-based infrastructure in North America and Europe. In the data center facilities, we deploy hardware we own and lease, including servers, networking systems and storage systems. We use virtualization to maximize the utilization we achieve from our hardware systems. The data center facilities are biometrically secured, environmentally controlled and redundantly powered. We employ system security, including firewalls, encryption technology and antivirus software, and we conduct regular system tests and vulnerability and intrusion assessments. In the event of failure, we have engineered our systems with backup and recovery capabilities designed to provide for business continuity. We also make use of additional third-party cloud-based systems, such as content delivery networks, to augment the capabilities of our platform.
RESEARCH AND DEVELOPMENT
Our research and development efforts are focused on enhancing the architecture of our technology platform, creating additional functionality for our customers, enhancing our external developer APIs and maintaining and extending the various points of integration we have to the online channels we support. We incurred research and development costs of $17.7 million, $16.6 million and $16.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.
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
•reporting and analytic capabilities;
•proven and scalable technology; and
•brand awareness and reputation.
We believe that we compete favorably with respect to all of these factors.
INTELLECTUAL PROPERTY
Our ability to protect our intellectual property, including our technology, is an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, patents, copyrights, trademarks and contracts. Some of our technology relies upon third-party licensed intellectual property.
We have received patent protection for some of our technologies in the United States and have patent applications pending in the United States and Brazil. We expect to apply for additional patents to protect our intellectual property as appropriate. We own U.S., European Union, Australian, China, Hong Kong and Brazil trademark registrations for ChannelAdvisor and expect to apply for additional trademark registrations as appropriate.
In addition to the foregoing, we have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment-of-inventions agreements with employees, independent contractors, consultants and companies with which we conduct business.
BACKLOG
Backlog represents the total committed subscription fees to be received under our customer contracts that have not yet been invoiced or recognized as revenue. As of December 31, 2016 and 2015, our backlog was approximately $55.2 million and $50.3 million, respectively.
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
Data privacy and security.    Data privacy and security with respect to the collection of personally identifiable information continues to be a focus of worldwide legislation and compliance review. Examples include statutes adopted by the State of California that require online services to report breaches of the security of personal data, and to report to California customers when their personal data might be disclosed to direct marketers. In the European Union, U.S. companies must protect personal data in accordance with the Data Protection Directive (and local implementing legislation in relevant jurisdictions), which requires comprehensive information privacy and security protections for consumers with respect to information collected about them. Compliance requirements include disclosures, consents, transfer restrictions, notice and access provisions for which we may in the future need to build further infrastructure to support. To comply with the Data Protection Directive, we have registered with the E.U.-U.S. Privacy Shield, which was approved by the European Commission on July 8, 2016. We will continue to follow developments and work to maintain conforming means of transferring data from Europe, but despite our efforts to address the changes, we may be unsuccessful in establishing conforming means of transferring data from Europe.
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
In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues that could affect our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in customers and revenue. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before prospective buyers can interact with our customers. For example, we have had to work with our customers to comply with the Privacy and Electronic Communications (EC Directive) (Amendment) Regulations 2011 instituted by the United Kingdom, commonly referred to as the UK Cookie Law, which was designed to protect computer users from technologies identifying their computers and specified activities conducted on those computers without the users’ consent. We use tracking technology to track purchases from our customers through our platform, in order to calculate variable subscription fees owed by our customers, among other things. Prohibiting or inhibiting such tracking could make it difficult or impossible to monitor our variable subscription fees. The interpretation and implementation of processes to comply with the UK Cookie Law continues to evolve, and we cannot predict how any new laws will apply to us or our business. Similar "do not track" legislative proposals have been considered in the United States at the federal level, although none have been enacted to date. If enacted, such legislative proposals could prohibit or restrict the use of certain technologies, including tracking technology.
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
Credit card protections.    We collect credit card data in processing the fees paid to us by our customers, but do not receive consumer credit card information. Several major credit card companies have formed the Payment Card Industry Council, or PCI Council, in order to establish and implement security standards for companies that transmit, store or process credit card data. The PCI Council has created the Payment Card Industry Data Security Standard, or PCI DSS. Though the PCI DSS is not law, merchants using PCI Council members to process transactions are required to comply with the PCI DSS, with associated fines and penalties for non-compliance. Elements of the PCI DSS have begun to emerge as law in some states, however, and we expect the trend to continue as to further laws and restrictions in collecting and using credit card information. We assess our compliance with the PCI DSS on an annual basis.
EMPLOYEES
As of December 31, 2016, we had 697 employees, most of whom are located in the United States. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights. We consider our relationship with our employees to be good.
INFORMATION ABOUT SEGMENT AND GEOGRAPHIC REVENUE
Information about segment and geographic revenue is set forth in Part II, Item 8. "Note 10 - Segment and Geographic Information" of this Annual Report.
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
We incurred net losses of $8.0 million and $21.0 million during the years ended December 31, 2016 and 2015, respectively, and we had an accumulated deficit of $163.6 million as of December 31, 2016. It is possible that our operating expenses will increase in the foreseeable future as we invest in increased sales and marketing and research and development efforts. To achieve profitability, we will need to either increase our revenue sufficiently to offset increasing expenses or reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
A significant portion of our revenue is attributable to sales by our customers on the Amazon and eBay marketplaces and through advertisements on Google. Our inability to continue to integrate our solutions with these channels would make our solutions less appealing to existing and potential new customers and could significantly reduce our revenue.
A substantial majority of the GMV that our customers process through our platform is derived from merchandise sold on the Amazon and eBay marketplaces or advertised on Google, and a similar portion of our variable subscription fees is attributable to sales by our customers through these channels. These channels, and the other channels with which our solutions are integrated, have no obligation to do business with us or to allow us access to their systems, and they may decide at any time and for any reason to significantly curtail or inhibit our ability to integrate our solutions with their channels. Additionally, Amazon, eBay or Google may decide to make significant changes to their respective business models, policies, systems or plans, and those changes could impair or inhibit our customers’ ability to use our solutions to sell their products on those channels, or may adversely affect the volume of GMV that our customers can sell on those channels or reduce the desirability of selling on those channels. Further, Amazon, eBay or Google could decide to compete with us more vigorously. Any of these results could cause our customers to reevaluate the value of our products and services and potentially terminate their relationships with us and significantly reduce our revenue.
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
We rely in part on a pricing model under which a variable portion of the subscription fees we receive from customers is based upon the amount of GMV or advertising spend that those customers process through our platform, and any change in the attractiveness of that model or any decline in our customers’ sales could adversely affect our financial results.
We have adopted a pricing model under which a portion of the subscription fees we receive from most of our customers is variable, based on the amount of our customers’ GMV or advertising spend processed through our platform that exceeds a specified amount established by contract, which we refer to as variable subscription fees. Most of our customer contracts include this variable subscription fee component. If sales or advertising spend by our customers processed through our platform were to decline, or if more of our customers require fully fixed pricing terms that do not provide for any variability based on their GMV or advertising spend processed through our platform, our revenue and margins could decline.
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
Although current U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to remote sales, an increasing number of states have considered or adopted laws that attempt to require out-of-state retailers to collect sales taxes on their behalf. In addition, the U.S. Senate and the U.S. House of Representatives are currently considering a variety of legislation, most notably the Marketplace Fairness Act, which would override the Supreme Court rulings and enable states to require that online retailers collect sales tax from the states’ residents. Some larger online retailers, including Amazon, have announced their support for legislation along these lines. This is a rapidly evolving area and we cannot predict whether this or other similar legislation will ultimately be adopted or what form it might take if adopted. For example, the current Senate and House legislation includes an exception for small retailers, although there can be no assurance that any legislation ultimately adopted would include such an exception. If the states or Congress are successful in these attempts to require online retailers to collect state or local sales taxes on out-of-state purchases, buying online would lose some of its current advantage over traditional retail models and could become less attractive to consumers. This could cause e-commerce to decline, which would, in turn, hurt the business of our customers, potentially make our products less attractive and cause the amount of GMV processed through our platform, and ultimately our revenue, to decline. In addition, it is possible that one or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies like us that facilitate e-commerce, even though we are not an online retailer. Similar issues exist outside of the United States, where the application of value-added tax or other indirect taxes on online retailers and companies like us that facilitate e-commerce is uncertain and evolving.

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
In addition, in the past, stockholders have initiated class action lawsuits against technology companies following periods of volatility in the market prices of these companies’ stock. In 2015, two purported class action complaints were filed alleging violations of the federal securities laws against a group of defendants including us and certain of our executive officers. The consolidated case was dismissed in April 2016, and the dismissal was affirmed by the U.S. Court of Appeals for the Fourth Circuit in November 2016. New litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

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
If we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities.
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
We incur significant costs and demands upon management as a result of being a public company.
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
While we anticipate that our existing cash, together with our cash flow from operations, will be sufficient to fund our operations for at least the next 12 months, we may need to raise additional capital to fund operations in the future or to meet various objectives, including developing future technologies and services, increasing working capital, acquiring businesses and responding to competitive pressures. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of our business strategy, including potential additional acquisitions or development of new technologies.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

Our principal offices occupy approximately 130,000 square feet of leased office space in Morrisville, North Carolina pursuant to a lease agreement that expires in October 2022.
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
ITEM 3. LEGAL PROCEEDINGS

The information required by this item is set forth under Note 6, "Commitments and Contingencies," in our consolidated financial statements included in Item 8 of this Annual Report, and is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION FOR COMMON STOCK
Our common stock is listed on the NYSE under the symbol "ECOM." The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NYSE:

	2016		2015
	High	Low	High	Low
First quarter	$14.30	$10.28	$22.19	$8.22
Second quarter	$15.00	$11.03	$12.98	$9.02
Third quarter	$15.91	$11.61	$13.19	$9.19
Fourth quarter	$15.85	$10.50	$14.73	$8.71
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between May 23, 2013, the date on which our common stock began trading on the NYSE, and December 31, 2016, with the comparative cumulative total return of such amount on (i) the Dow Jones Industrial Average Total Return and (ii) the NASDAQ Computer Index over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends. The graph assumes our closing sales price on May 23, 2013 of $18.44 per share as the initial value of our common stock.
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
STOCKHOLDERS
As of February 2, 2017, there were 84 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
RECENT SALES OF UNREGISTERED SECURITIES
None.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PARTIES
None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Consolidated statement of operations data:
Revenue	$113,200	$100,585	$84,901	$68,004	$53,587
Gross profit	85,580	74,751	60,681	49,916	38,838
Loss from operations	(13,837)	(21,193)	(34,008)	(14,365)	(3,849)
Other income (expense)	172	57	(465)	(6,060)	(1,154)
Net loss	$(8,007)	$(20,951)	$(34,514)	$(20,628)	$(4,933)
Net loss per share—basic and diluted	$(0.31)	$(0.84)	$(1.40)	$(1.51)	$(4.23)
Weighted average shares of common stock outstanding used in computing net loss per share—basic and diluted	25,604,893	25,062,610	24,619,714	13,695,804	1,164,942
Other financial data:
Adjusted EBITDA (1)	$7,436	$1,443	$(19,532)	$(8,532)	$(277)
 ____________________________

(1)
We define adjusted EBITDA as net loss plus or (minus): income tax expense (benefit), interest expense, net, depreciation and amortization, stock-based compensation, headquarters relocation and related costs in 2015, one-time severance and related costs in 2015, acquisition-related costs in 2014 and loss on extinguishment of debt in 2013. Please see "—Adjusted EBITDA" below for more information and for a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States, or GAAP.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$65,420	$60,474	$68,366	$104,406	$10,865
Accounts receivable, net	19,445	18,949	14,619	13,951	9,571
Total assets	139,158	130,956	127,047	148,786	48,022
Long-term debt, including current portion	—	—	—	—	10,972
Total liabilities	52,161	47,032	33,399	31,006	33,706
Total redeemable convertible preferred stock	—	—	—	—	90,495
Additional paid-in capital	252,158	240,360	228,370	218,330	3,584
Total stockholders’ equity (deficit)	86,997	83,924	93,648	117,780	(76,179)
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
Because of these and other limitations, you should consider adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net loss	$(8,007)	$(20,951)	$(34,514)	$(20,628)	$(4,933)
Adjustments:
Interest expense, net	1	184	209	2,960	1,185
Income tax (benefit) expense	(5,658)	(185)	41	203	(70)
Depreciation and amortization expense	7,838	8,793	6,264	3,722	2,903
Total adjustments, net	2,181	8,792	6,514	6,885	4,018
EBITDA	(5,826)	(12,159)	(28,000)	(13,743)	(915)
Stock-based compensation expense	13,262	11,837	7,981	2,099	638
Headquarters relocation and related costs	—	1,109	—	—	—
One-time severance and related costs	—	656	—	—	—
Acquisition-related costs	—	—	487	—	—
Loss on extinguishment of debt	—	—	—	3,112	—
Adjusted EBITDA	$7,436	$1,443	$(19,532)	$(8,532)	$(277)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review Item 1A. "Risk Factors" and "Special Note Regarding Forward-Looking Statements" in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

EXECUTIVE OVERVIEW

FINANCIAL RESULTS

•	Total revenue of $113.2 million increased 12.5% year over year;

•	Average revenue per customer of $39,339 increased 14.0% compared with $34,513 at the end of 2015;

•	Fixed and variable subscription fees of 76.0% and 24.0% for 2016, respectively, compared with fixed and variable subscription fees of 75.8% and 24.2% for 2015, respectively;

•	21.7% of total revenue derived from customers located outside of the United States;

•	Gross margin of 75.6% and operating margin of (12.2)% improved by 130 and 890 basis points year over year, respectively;

•	Net loss of $8.0 million decreased 61.8% compared to net loss of $21.0 million in prior year;

•	Adjusted EBITDA of $7.4 million increased 415.3% year over year;

•	Cash balance of $65.4 million at the end of 2016 compared with $60.5 million at the end of 2015; and

•	Operating cash flow of $11.6 million in 2016 compared with $(1.5) million in 2015.
TRENDS IN OUR BUSINESS
The following trends have contributed to the results of our consolidated operations, and we anticipate that they will continue to impact our future results:

•
Growth in Online Shopping. Consumers continue to move more of their retail spending from offline to online retail. The continuing shift to online shopping and overall growth has contributed to our historical growth and we expect that this online shift will continue to benefit our business.

•
Product Offering Expansion. As online shopping evolves, we continue to expand our product offerings to reflect the needs of companies seeking to attract consumers. This expansion may result in additional research and development investment.

•
Growth in Mobile Usage. We believe the shift toward mobile commerce will increasingly favor aggregators such as Amazon, eBay and Google Shopping, all of which are focal points of our platform. The systems understand the identity of the buyer, helping to reduce friction in the mobile commerce process, while offering a wide selection of merchandise in a single location. The growth in mobile commerce may result in increased revenue for us.

•
Shift to Larger Customers. We believe that the growth in online shopping increasingly favors larger enterprises. This move impacts our business both in longer sales cycles as well as increased average revenue per customer.

•
Our Employees. None of our success would be possible without our team. We strive to provide our staff competitive compensation and benefits programs to help drive the success of our customers. During 2016, we increased headcount by 16.0% to help drive revenue growth.

•
Foreign Currency. Our operations in the United Kingdom were impacted by the 16.9% devaluation of the British Pound Sterling during 2016. On a constant currency basis, our consolidated revenue declined by $2.0 million in 2016 specifically as a result of the decline in the British Pound compared to the U.S. Dollar.

•
Seasonality. Our revenue fluctuates as a result of seasonal variations in our business, principally due to the peak consumer demand and related increased volume of our customers’ GMV during the year-end holiday season. As a result, we have historically had higher revenue in our fourth quarter than other quarters due to increased GMV processed through our platform, resulting in higher variable subscription fees.

OPPORTUNITIES AND RISKS

•
Dynamic E-commerce Landscape. We will need to continue to innovate in the face of a rapidly changing e-commerce landscape if we are to remain competitive, and we will need to effectively manage our growth, especially related to our international expansion.

•
Retailers and Branded Manufacturers. As consumer preferences potentially shift from smaller retailers, we need to continue to add large retailers and branded manufacturers as profitable customers. These customers generally pay a lower percentage of GMV as fees to us based on the relatively higher volume of their GMV processed through our platform. To help drive our future growth, we made significant investments in our sales force and allocated resources focused on growing our customer base of large retailers and branded manufacturers beginning in the fourth quarter of 2015. We continue to focus our efforts on increasing value for our customers to support higher rates.

•
Increasing Complexity and Fragmentation of E-commerce. Although e-commerce continues to expand as retailers and branded manufacturers continue to increase their online sales, it is also becoming more complex and fragmented due to the hundreds of channels available to retailers and branded manufacturers and the rapid pace of change and innovation across those channels. In order to gain consumers’ attention in a more crowded and competitive online marketplace, many retailers and an increasing number of branded manufacturers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of large online retailers, and as a result we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth. As of December 31, 2016, we supported over 70 marketplaces, up from over 50 at December 31, 2015.

•
Global Growth in E-commerce. We believe the growth in e-commerce globally presents an opportunity for retailers and branded manufacturers to engage in international sales. However, country-specific marketplaces are often the market share leaders in their regions, as is the case for Alibaba in Asia. In order to help our customers capitalize on this potential market opportunity, and to address our customers’ needs with respect to cross-border trade, we intend to continue to invest in our international operations, specifically in the Asia Pacific region. Doing business overseas involves substantial challenges, including management attention and resources needed to adapt to multiple languages, cultures, laws and commercial infrastructure, as further described in this report under the caption "Risks Related to our International Operations."

Our senior management continuously focuses on these and other trends and challenges, and we believe that our culture of innovation and our history of growth and expansion will contribute to the success of our business. We cannot, however, assure you that we will be successful in addressing and managing the many challenges and risks that we face.

KEY FINANCIAL AND OPERATING METRICS

The average revenue generated by our customers is a primary determinant of our revenue. We calculate this metric by dividing our revenue for a particular period by the average monthly number of customers during the period, which is calculated by taking the sum of the number of customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per customer in absolute dollars on a rolling twelve-month basis, but we may also calculate percentage changes in average revenue per customer on a quarterly basis in order to help us evaluate our period-over-period performance. For purposes of this metric and the number of customers metric described below, we include all customers who subscribe to at least one of our solutions, excluding customers subscribing only to certain legacy product offerings that are no longer part of our strategic focus.
The number of customers declined in 2016 as a result of our continued focus on obtaining large retailer and branded manufacturer customers, which represent a smaller number of customers, but a potentially larger source of predictable or sustaining recurring revenue.

Adjusted EBITDA represents our earnings before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item, headquarters relocation and related costs in 2015, one-time severance and related costs in 2015 and acquisition-related costs in 2014. Accordingly, we believe that adjusted EBITDA provides useful information to management and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner that we do. Please refer to Item 6. "Selected Financial Data—Adjusted EBITDA" in this Annual Report for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measurement.

RESULTS OF OPERATIONS

The following tables set forth our consolidated statement of operations data and such data expressed as a percentage of revenues for each of the periods indicated.

	Year Ended December 31,			Period-to-Period Change
	2016	2015	2014	2016 to 2015		2015 to 2014
(dollars in thousands)
Revenue	$113,200	$100,585	$84,901	$12,615	12.5%	$15,684	18.5%
Cost of revenue	27,620	25,834	24,220	1,786	6.9	1,614	6.7
Gross profit	85,580	74,751	60,681	10,829	14.5	14,070	23.2
Operating expenses:
Sales and marketing	56,602	53,770	56,524	2,832	5.3	(2,754)	(4.9)
Research and development	17,736	16,566	16,585	1,170	7.1	(19)	(0.1)
General and administrative	25,079	25,608	21,580	(529)	(2.1)	4,028	18.7
Total operating expenses	99,417	95,944	94,689	3,473	3.6	1,255	1.3
Loss from operations	(13,837)	(21,193)	(34,008)	7,356	(34.7)	12,815	(37.7)
Other income (expense):
Interest expense, net	(1)	(184)	(209)	183	(99.5)	25	(12.0)
Other income (expense), net	173	241	(256)	(68)	(28.2)	497	*
Total other income (expense)	172	57	(465)	115	201.8	522	*
Loss before income taxes	(13,665)	(21,136)	(34,473)	7,471	(35.3)	13,337	(38.7)
Income tax (benefit) expense	(5,658)	(185)	41	(5,473)	*	(226)	*
Net loss	$(8,007)	$(20,951)	$(34,514)	$12,944	(61.8)	$13,563	(39.3)
* Not meaningful.

	Year Ended December 31,
	2016	2015	2014
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	24.4	25.7	28.5
Gross profit	75.6	74.3	71.5
Operating expenses:
Sales and marketing	50.0	53.5	66.6
Research and development	15.7	16.5	19.5
General and administrative	22.2	25.5	25.4
Total operating expenses	87.8	95.4	111.5
Loss from operations	(12.2)	(21.1)	(40.1)
Other income (expense):
Interest expense, net	—	(0.2)	(0.2)
Other income (expense), net	0.2	0.2	(0.3)
Total other income (expense)	0.2	0.1	(0.5)
Loss before income taxes	(12.1)	(21.0)	(40.6)
Income tax (benefit) expense	(5.0)	(0.2)	—
Net loss	(7.1)	(20.8)	(40.7)
Reclassification
Previously, we presented depreciation and amortization expense as a separate component, both of cost of revenue and of operating expenses, in our consolidated statements of operations. Beginning with the first quarter of 2016, we now include depreciation and amortization expense in cost of revenue and the applicable line items of operating expenses. Since the first quarter of 2016, we have also disclosed the depreciation and amortization expense amounts included in each financial statement line item in the notes to our consolidated financial statements. In addition, we revised the classification of certain operating expenses to better align the income statement line items with how operations are managed. The financial results for the years ended December 31, 2015 and 2014 shown in this management’s discussion and analysis reflect the reclassification of relevant items to conform to the new presentation, and the specific reclassifications are shown in Note 2 to our audited consolidated financial statements included elsewhere in this report. All reclassifications had no effect on our reported gross profit or net loss for the years ended December 31, 2015 and 2014.
REVENUE

We derive the majority of our revenue from subscription fees paid to us by our customers for access to and usage of our SaaS solutions for a specified contract term, which is usually one year. A portion of the subscription fee is typically fixed and based on a specified minimum amount of GMV or advertising spend that a customer expects to process through our platform. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV or advertising spend processed through our platform in excess of the customer’s specified minimum GMV or advertising spend amount. In most cases, the specified percentage of excess GMV or advertising spend on which the variable portion of the subscription is based is fixed and does not vary depending on the amount of the excess. We also receive implementation fees, which may include fees for providing launch assistance and training.

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

We recognize fixed subscription fees and implementation fees ratably over the contract period once four conditions have been satisfied:

•	The contract has been signed by both parties;

•	The customer has access to our platform and transactions can be processed;

•	The fees are fixed or determinable; and

•	Collection is reasonably assured.

The primary products we offer are:

•	Marketplaces. Our Marketplaces module connects customers to third-party marketplaces such as Amazon, eBay, Jet.com, Newegg, Sears and Walmart.

•
Digital Marketing. Our Digital Marketing module connects customers to search engines and comparison shopping websites, such as Google, Microsoft's Bing and Nextag, and social channels, such as Facebook, Instagram and Pinterest.

•
Other. Other revenue is derived from our Where to Buy and Product Intelligence solutions, as well as from channel integration agreements. Our Where to Buy solution allows branded manufacturers to provide their web visitors or customers of their digital marketing initiatives with up-to-date information about the authorized resellers that carry their products and the availability of those products. Our Product Intelligence solution provides branded manufacturers with insights about online assortment, product coverage gaps, pricing trends, and adherence by their retailers to content guidelines. We also enter into integration agreements with certain marketplaces or channels under which the partner engages us to integrate our platform with their marketplace or channel.

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
We invoice and recognize revenue from the variable portion of subscription fees in the period in which the related GMV or advertising spend is processed, assuming that the four conditions specified above have been met.
Comparison of 2016 to 2015
Revenue increased by 12.5%, or $12.6 million, to $113.2 million for the year ended December 31, 2016 due to an increase in the average revenue per customer.
On a trailing twelve-month basis, average revenue per customer increased 14.0%, to $39,339 for the year ended December 31, 2016 as compared to $34,513 for the year ended December 31, 2015. The increase in the average revenue per customer was primarily driven by the 16.3% growth in our marketplaces solution. The growth of our marketplaces solution was largely attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the period. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they generate a higher amount of GMV from which we derive revenue and in some cases they may subscribe to additional modules on our platform, thereby increasing our subscription revenue.
Comparison of 2015 to 2014
Revenue increased by 18.5%, or $15.7 million, to $100.6 million for the year ended December 31, 2015 primarily due to an increase in the average revenue per customer, an increase in the number of customers and the continued expansion of our international operations.
Average revenue per customer increased 9.9% to $34,513 for the year ended December 31, 2015 as compared to $31,400 for the year ended December 31, 2014, which accounted for 55.8% of the increase in revenue during the period. The increase in the average revenue per customer is due to the same reasons as are described in the preceding discussion of 2016 compared to 2015.
In addition, our number of customers increased 2.0% at December 31, 2015 as compared to December 31, 2014. The increase in customers accounted for 44.2% of the increase in revenue during the year ended December 31, 2015.
Our revenue from international operations of $24.1 million, or 24.0% of total revenue, for the year ended December 31, 2015 increased from $19.9 million, or 23.5% of total revenue, for the year ended December 31, 2014. The increase in revenue from our international operations was primarily attributable to an increase in average revenue per customer stimulated by the growth of our solutions for branded manufacturers.
COST OF REVENUE

Cost of revenue primarily consists of:

•	Salaries and personnel-related costs for employees providing services to our customers and supporting our platform infrastructure, including benefits, bonuses and stock-based compensation;

•	Co-location facility costs for our data centers;

•	Infrastructure maintenance costs; and

•	Fees we pay to credit card vendors in connection with our customers’ payments to us.

Comparison of 2016 to 2015
Cost of revenue increased by 6.9%, or $1.8 million, to $27.6 million for the year ended December 31, 2016, with the change being comprised of increases (decreases) of:

•	$1.7 million in compensation and employee-related costs mainly due to additional headcount to support our customers;

•	$0.4 million in contractor costs primarily to support our international services team;

•	$0.2 million in rent and facilities costs due to the relocation of our corporate headquarters in the fourth quarter of 2015; and

•	$(0.4) million in hosting, co-location and infrastructure maintenance costs primarily due to our migration to a public cloud infrastructure.
Comparison of 2015 to 2014
Cost of revenue increased by 6.7%, or $1.6 million, to $25.8 million for the year ended December 31, 2015, with the change being comprised of increases (decreases) of:

•	$1.5 million in depreciation due to an increase in capital expenditures associated with equipment for our data centers for additional capacity to support the growth in our business;

•	$0.4 million in rent and facilities costs due to the relocation of our corporate headquarters in the fourth quarter of 2015;

•	$0.4 million in salaries and personnel-related costs, mainly due to stock-based compensation; and

•
$(0.6) million due to a charge incurred during the year ended December 31, 2014 for translation costs associated with a short-term initiative designed to expand our customers' presence in certain European countries. As this was a 2014 initiative, we did not incur any comparable translation costs during the year ended December 31, 2015.

OPERATING EXPENSES
SALES AND MARKETING EXPENSE

Sales and marketing expense consists primarily of:

•	Salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses, stock-based compensation and commissions;

•	Marketing, advertising and promotional event programs; and

•	Corporate communications.

Comparison of 2016 to 2015
Sales and marketing expense increased by 5.3%, or $2.8 million, to $56.6 million for the year ended December 31, 2016 with the change being comprised of increases of:

•	$2.5 million in compensation and employee-related costs, mainly due to additional headcount, stock-based compensation and the payment of increased sales commissions; and

•	$0.3 million in recruiting fees, namely for expanding our international sales personnel, and consulting fees.
Comparison of 2015 to 2014
Sales and marketing expense decreased by 4.9%, or $2.8 million, to $53.8 million for the year ended December 31, 2015 with the change being comprised of decreases of:

•	$(2.5) million in our marketing and advertising expenses, promotional event programs and travel costs to support our strategic effort to strengthen margins in our business; and

•	$(0.4) million in recruiting and consulting costs, resulting from a reduction in headcount and operating efficiencies.
RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of:

•	Salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation;

•	Costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology; and

•	Consulting.

Comparison of 2016 to 2015
Research and development expense increased by 7.1%, or $1.2 million, to $17.7 million for the year ended December 31, 2016, with the change being comprised of an increase of $1.0 million in compensation and employee-related costs, mainly due to additional headcount and stock-based compensation.
Comparison of 2015 to 2014
Research and development expense remained relatively stable, decreasing by 0.1%, or $19.0 thousand, to $16.6 million for the year ended December 31, 2015.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of:

•	Salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation;

•	Consulting and professional fees;

•	Insurance;

•	Bad debt expense; and

•	Costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies.

Comparison of 2016 to 2015
General and administrative expense decreased by 2.1%, or $0.5 million, to $25.1 million for the year ended December 31, 2016, with the change being comprised of (decreases) increases of:

•	$(1.1) million due to headquarters relocation and related expenses charged in the fourth quarter of 2015;

•
$(0.7) million due to one-time severance and related costs charged in the second quarter of 2015 to support our strategic effort to strengthen margins in our business and identify operating efficiencies;

•	$(0.7) million in bad debt expense driven by lower bad debt write-offs and reductions to our allowance for doubtful accounts based on collections activities;

•	$(0.6) million due to indirect taxes charged in the fourth quarter of 2015; and

•	$2.7 million in compensation and employee-related costs, mainly due to additional headcount, incentive bonuses and stock-based compensation.
Comparison of 2015 to 2014
General and administrative expense increased by 18.7%, or $4.0 million, to $25.6 million for the year ended December 31, 2015 with the change being comprised of increases of:

•	$1.1 million in the fourth quarter of 2015 for headquarters relocation and related expenses;

•	$0.7 million for one-time severance and related costs during the second quarter of 2015 as a result of our strategic effort to strengthen margins in our business and identify operating efficiencies;

•	$0.6 million in salaries and personnel-related costs, mainly due to stock-based compensation;

•	$0.6 million pertaining to indirect taxes;

•
$0.6 million in depreciation and amortization expense primarily due to the acceleration of depreciation expense as a result of relocating our corporate headquarters to a new facility, as well as amortization expense associated with intangible assets acquired as a result of the E-Tale acquisition in October 2014; and

•	$0.4 million in professional fees related to legal, consulting and audit and tax services.

GROSS AND OPERATING MARGINS

Comparison of 2016 to 2015
Gross margin improved by 130 basis points to 75.6% during the year ended December 31, 2016 as a result of the increase in revenue, only partially offset by a slower rate of growth in cost of revenue noted above. Our improved gross margin is a result of our strategic effort to achieve increasing scale in our business operations.
Operating margin improved by 890 basis points to (12.2)% during the year ended December 31, 2016 due to our 12.5% increase in revenue, which exceeded the increases in our cost of revenue and operating expenses of 6.9% and 3.6%, respectively, as a result of a strategic effort to strengthen margins in our business.
Comparison of 2015 to 2014
Gross margin improved by 280 basis points to 74.3% during the year ended December 31, 2015 as a result of the increase in revenue, only partially offset by a slower rate of growth in cost of revenue noted above, resulting from our effort to scale our business operations.
Operating margin improved by 1900 basis points to (21.1)% during the year ended December 31, 2015 due to our 18.5% increase in revenue, which exceeded the increases in our cost of revenue and operating expenses of 6.7% and 1.3%, respectively, as a result of a strategic effort to strengthen margins in our business.
TOTAL OTHER INCOME (EXPENSE)
Other income (expense) consists primarily of:

•	Interest received on our cash and cash equivalents;

•	Interest expense on our capital leases; and

•	The net effect of foreign currency revaluation gains and losses.
Comparison of 2016 to 2015
Other income (expense) increased by $0.1 million to $0.2 million for the year ended December 31, 2016 primarily due to interest income on our cash and cash equivalents.
Comparison of 2015 to 2014
Other income (expense) increased by $0.5 million to $0.1 million for the year ended December 31, 2015 primarily due to net gains recognized from the settlement of foreign currency transactions during 2015 as compared to 2014.
INCOME TAX (BENEFIT) EXPENSE
Our provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment with operations in various locations outside of the United States. Accordingly, our combined income tax rate is a composite rate reflecting our operating results in various locations and the applicable rates.

Comparison of 2016 to 2015
Income tax (benefit) expense decreased by $5.5 million to $(5.7) million for the year ended December 31, 2016 primarily due to the release of a valuation allowance in the fourth quarter of 2016 on deferred tax assets in several of our foreign jurisdictions totaling $5.3 million. The release of the valuation allowance was the result of our evaluation of the likelihood of potential tax benefits related to the foreign entities' most recent three years of operating results and projections of future profitability, which primarily resulted from a change in our global transfer pricing methodology.
Comparison of 2015 to 2014
Income tax (benefit) expense decreased by $0.2 million to $(0.2) million for the year ended December 31, 2015 primarily due to the full year inclusion of our subsidiary ChannelAdvisor Brands UK Limited’s operations in 2015. This entity has deferred tax liabilities relating to book to tax basis differences of definite-lived intangible assets, which permitted us to realize the tax benefit of the subsidiary's losses.

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. We previously had a loan and security agreement with a bank under which we had a revolving line of credit in the amount of $10.0 million. This loan and security agreement expired in September 2016 in accordance with its terms. At the time of its expiration, we did not have any amounts outstanding under the loan facility.
Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and our existing cash balances will be sufficient to meet our cash requirements for at least the next 12 months. During this period, we expect our capital expenditure requirements to approximate a range of $1.0 million to $3.0 million, which will primarily consist of computer hardware and purchased software.
WORKING CAPITAL
The following table summarizes our cash and cash equivalents, accounts receivable and working capital as of the end of each of the last three years:

	December 31,
	2016	2015	2014
	(in thousands)
Cash and cash equivalents	$65,420	$60,474	$68,366
Accounts receivable, net of allowance	19,445	18,949	14,619
Working capital	52,137	52,413	60,666
Our cash at December 31, 2016 was held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts and short-term money market accounts that are currently providing only a minimal return.
Of our total cash and cash equivalents, approximately 10% was held outside of the United States at December 31, 2016. Our international operations primarily consist of selling and marketing functions supported by our U.S. operations, and we are dependent on our U.S. operations for our international working capital needs. If our cash and cash equivalents held outside of the United States were ever needed for our operations inside the United States, we could be required to accrue and pay U.S. taxes to repatriate these funds. We currently intend to permanently reinvest these foreign amounts outside the United States, and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. operations.

CASH FLOWS
Free Cash Flow
We view free cash flow as an important financial metric as it demonstrates our ability to generate cash and can allow us to pursue opportunities that enhance shareholder value. Free cash flow is a non-GAAP financial measure that should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with GAAP. The following table presents a reconciliation of cash provided by (used in) operating activities to free cash flow for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash provided by (used in) operating activities	$11,571	$(1,459)	$(21,535)
Less: Purchases of property and equipment	(1,755)	(4,062)	(5,971)
Free cash flow	$9,816	$(5,521)	$(27,506)
Free cash flow increased by $15.3 million to $9.8 million for the year ended December 31, 2016 and increased $22.0 million to $(5.5) million for the year ended December 31, 2015, in each case primarily due to a decrease in our net loss combined with improved working capital, as discussed below.

Operating activities cash flows are largely driven by:

•	The amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business;

•	The amount and timing of customer payments; and

•	The seasonality of our business, as noted above, which results in variations in the timing of invoicing and the receipt of payments from our customers.
Investing activities cash flows are largely driven by:

•	Capitalized expenditures to create internally developed software and implement software purchased for internal use; and

•	Purchases of property and equipment to support the expansion of our infrastructure and acquisitions.
Financing activities cash flows are largely driven by:

•	Proceeds from the exercises of stock options;

•	Payments on capital lease obligations;

•	Tax withholdings related to the net-share settlement of restricted stock units; and

•	Acquisition-related contingent consideration.

2016
Operating Activities
Our cash provided by operating activities consisted of a net loss adjusted for certain non-cash items, which consisted of stock compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, principally the amortization of a lease incentive obligation related to our new corporate headquarters.
The net increase in cash resulting from changes in working capital primarily consisted of:

•	a $4.7 million increase in deferred revenue as a result of an increased number of customers prepaying for subscription services invoiced on a semi-annual and annual basis; and

•
a $3.7 million increase in accounts payable and accrued expenses, primarily related to activity-based fees incurred for specific channels on behalf of our customers; partially offset by a decrease in cash due to

•
a $2.0 million increase in prepaid expenses and other assets, primarily related to certain customer arrangements for which we collect and remit monthly activity-based fees incurred for specific channels on behalf of our customers. We record the amounts due from customers as a result of these arrangements as other receivables. The increase is partially offset by the receipt of cash for a lease incentive related to our new corporate headquarters; and

•	a $1.9 million increase in accounts receivable as a result of increased billings.
Investing Activities
Our cash used in investing activities consisted of:

•	$1.8 million of capital expenditures primarily related to the purchase of computer equipment; and

•	$0.2 million of internal-use software development costs.
Financing Activities
Our cash used in financing activities consisted of:

•	$2.4 million used for the payment of taxes related to the net-share settlement of restricted stock units;

•	$2.1 million used for the repayment of capital leases;

•	$0.3 million used for the payment of our acquisition-related contingent consideration; and

•	$0.9 million in cash received upon the exercise of stock options.
2015
Operating Activities
Our cash used in operating activities consisted of a net loss adjusted for certain non-cash items, which consisted of stock compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items.
The net decrease in cash resulting from changes in working capital primarily consisted of:

•	a $5.8 million increase in accounts receivable as a result of increased revenue and customer growth; and

•
a $2.9 million increase in prepaid expenses and other assets primarily related to certain customer arrangements for which we collect and remit monthly activity-based fees incurred for specific channels on behalf of our customers; partially offset by an increase in cash due to

•	a $3.6 million increase in accounts payable and accrued expenses, primarily driven by timing of payments to our vendors; and

•	a $3.1 million increase in deferred revenue as a result of customer growth and an increased number of customers prepaying for subscription services.
Investing Activities
Our cash used in investing activities consisted of:

•	$4.1 million for the purchase of property and equipment; and

•	$0.2 million for the payment of internal-use software development costs.

Financing Activities
Our cash used in financing activities consisted of:

•	$1.7 million used for the repayment of capital leases;

•	$0.7 million used for the payment of taxes related to the net-share settlement of restricted stock units; and

•	$0.9 million in cash received upon the exercise of stock options.
CONTRACTUAL OBLIGATIONS

Our principal commitments consist of non-cancelable leases for our office space and computer equipment and purchase commitments for our co-location and other support services, as well as commitments related to our annual marketing events. The following table summarizes these contractual obligations at December 31, 2016. Future events could cause actual payments to differ from these estimates.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$28,200	$5,257	$13,488	$9,455	$—
Capital lease obligations	3,777	2,490	1,287	—	—
Purchase commitments	4,202	2,472	1,730	—	—
Total	$36,179	$10,219	$16,505	$9,455	$—
Operating lease obligations reflected above exclude future sublease income from certain space that we have subleased to a third party. We anticipate receiving $0.5 million in annual rental payments, based on the exchange rate as of December 31, 2016, during the term of the sublease agreement, which is through December 2018.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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
Revenue Recognition and Deferred Revenue
We derive the majority of our revenue from subscription fees paid to us by our customers for access to and usage of our SaaS platform for a specified contract term, which is typically one year. A portion of the subscription fee is typically fixed and is based on a specified minimum amount of GMV or advertising spend that a customer expects to process through our platform over the contract term. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV or advertising spend processed through our platform in excess of the customer’s specified minimum GMV or advertising spend amount. We also receive implementation fees, which may include fees for providing launch assistance and training. Customers do not have the contractual right to take possession of our software at any time.
Accounts Receivable and Allowances for Doubtful Accounts
Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts that we maintain for estimated losses expected to result from the inability of some customers to make payments as they become due. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, our actual collection experience has not varied significantly from our estimates, due primarily to our collection policies and the financial strength of our customers. However, adverse changes in general economic conditions could affect our allowance estimates, collectability of accounts receivable, cash flows and results of operations. At December 31, 2016, our allowance for doubtful accounts was 3.0% of our gross accounts receivable. A hypothetical 1% increase or decrease in the value of our allowance for doubtful accounts receivable as of December 31, 2016 would have resulted in an increase or decrease of $0.2 million to our pre-tax net loss for the year ended December 31, 2016.
Goodwill
Goodwill arises from business combinations and is measured as the excess of the cost of the business acquired over the sum of the acquisition-date fair value of tangible and identifiable intangible assets acquired, less any liabilities assumed. In connection with the acquisition of E-Tale in October 2014, we recorded a $5.5 million increase in goodwill.
We test goodwill for impairment annually or more frequently if events or changes in business circumstances indicate the asset might be impaired. During 2016, we changed the date of our annual impairment testing from December 31 to October 1. Refer to Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report for information regarding our voluntary change in the date of our annual goodwill impairment testing.
To perform our impairment testing, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount. The qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events, changes in circumstances and after-tax cash flows. If the qualitative factors indicate that the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, then we do not consider the assigned goodwill to be impaired. We are only required to perform the two-step impairment test if the qualitative factors indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We may elect to perform the two-step impairment test without considering such qualitative factors. As of December 31, 2016 and 2015, we concluded there was no impairment of goodwill.
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
The determination of the fair value of stock options is affected by a number of variables, including estimates of the fair value of our common stock, expected stock price volatility, risk-free interest rate and the expected life of the award. We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. Black-Scholes and other option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Refer to Note 8 to our consolidated financial statements appearing elsewhere in this Annual Report for the assumptions used for estimating the fair value of stock options granted to employees.
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
Our estimate of pre-vesting forfeitures, or forfeiture rate, is based on our historical experience and is reviewed on an annual basis, at a minimum. The estimated forfeiture rate is applied to the total estimated fair value of the awards to compute the stock-based compensation expense, net of pre-vesting forfeitures, to be recognized in our consolidated statements of operations. A hypothetical increase of 1% in our forfeiture rate assumption would have resulted in a $0.4 million decrease in stock-based compensation expense for the year ended December 31, 2016. A hypothetical decrease of 1% in our forfeiture rate assumption would have resulted in a $0.4 million increase in stock-based compensation expense for the year ended December 31, 2016.
Stock-based compensation expense is expected to increase in 2017 compared to 2016 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees.
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
Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Our judgments, assumptions and estimates relative to the provision for income taxes take into account current tax laws, our interpretation of current tax laws, and possible outcomes of future audits conducted by foreign and domestic tax authorities. Although we believe that our estimates are reasonable, the final tax outcome of matters could be different from that which is reflected in our historical income tax provision and accruals. Such differences, if identified in future periods, could have a material effect on the amounts recorded in our consolidated financial statements.
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
FOREIGN CURRENCY EXCHANGE RISK
With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar denominated revenue and operating expenses in the United Kingdom, Europe, Australia, Brazil, China and Hong Kong. As a result, we would experience increased revenue and operating expenses at our non-U.S. operations if there were a decline in the value of the U.S. dollar relative to these foreign currencies. Conversely, we would experience decreased revenue and operating expenses at our non-U.S. operations if there were an increase in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our revenue and expenses denominated in foreign currencies, a 10% change in foreign exchange rates would not have had a material impact on our results of operations for the year ended December 31, 2016. Please refer to Item 7. "Management Discussion and Analysis and Results of Operations—Executive Overview" in this Annual Report for a discussion of the impact of the British Pound Sterling on our revenue during 2016.
INTEREST RATE RISK
We are only marginally exposed to interest rate risk through our portfolio of cash and cash equivalents. Interest rates that may affect these items in the future will depend on market conditions and may differ from the rates we have experienced in the past.
INFLATION RISK
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ChannelAdvisor Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of ChannelAdvisor Corporation and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChannelAdvisor Corporation and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Raleigh, North Carolina
February 16, 2017

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$65,420	$60,474
Accounts receivable, net of allowance of $594 and $785 as of December 31, 2016 and 2015, respectively	19,445	18,949
Prepaid expenses and other current assets	10,972	9,356
Total current assets	95,837	88,779
Property and equipment, net	13,252	16,696
Goodwill	21,632	21,632
Intangible assets, net	2,660	3,246
Long-term deferred tax assets, net	5,244	—
Other assets	533	603
Total assets	$139,158	$130,956
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,709	$2,435
Accrued expenses	11,067	9,908
Deferred revenue	23,474	19,835
Other current liabilities	4,450	4,188
Total current liabilities	43,700	36,366
Long-term capital leases, net of current portion	1,262	2,031
Lease incentive obligation	4,206	5,084
Other long-term liabilities	2,993	3,551
Total liabilities	52,161	47,032
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,955,759 and 25,230,958 shares issued and outstanding as of December 31, 2016 and 2015, respectively	26	25
Additional paid-in capital	252,158	240,360
Accumulated other comprehensive loss	(1,612)	(893)
Accumulated deficit	(163,575)	(155,568)
Total stockholders’ equity	86,997	83,924
Total liabilities and stockholders’ equity	$139,158	$130,956
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$113,200	$100,585	$84,901
Cost of revenue	27,620	25,834	24,220
Gross profit	85,580	74,751	60,681
Operating expenses:
Sales and marketing	56,602	53,770	56,524
Research and development	17,736	16,566	16,585
General and administrative	25,079	25,608	21,580
Total operating expenses	99,417	95,944	94,689
Loss from operations	(13,837)	(21,193)	(34,008)
Other income (expense):
Interest expense, net	(1)	(184)	(209)
Other income (expense), net	173	241	(256)
Total other income (expense)	172	57	(465)
Loss before income taxes	(13,665)	(21,136)	(34,473)
Income tax (benefit) expense	(5,658)	(185)	41
Net loss	$(8,007)	$(20,951)	$(34,514)
Net loss per share:
Basic and diluted	$(0.31)	$(0.84)	$(1.40)
Weighted average common shares outstanding:
Basic and diluted	25,604,893	25,062,610	24,619,714
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(8,007)	$(20,951)	$(34,514)
Other comprehensive loss:
Foreign currency translation adjustments	(719)	(763)	341
Total comprehensive loss	$(8,726)	$(21,714)	$(34,173)
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2014	23,643,872	$24	$218,330	$(471)	$(100,103)	$117,780
Exercise of stock options	607,580	—	2,060	—	—	2,060
Exercise of common stock warrants	664,058	1	(1)	—	—	—
Stock-based compensation expense	—	—	7,981	—	—	7,981
Net loss	—	—	—	—	(34,514)	(34,514)
Foreign currency translation adjustments	—	—	—	341	—	341
Balance, December 31, 2014	24,915,510	25	228,370	(130)	(134,617)	93,648
Exercise of stock options and vesting of restricted stock units	386,654	—	892	—	—	892
Stock-based compensation expense	—	—	11,837	—	—	11,837
Statutory tax withholding related to net-share settlement of restricted stock units	(71,206)	—	(739)	—	—	(739)
Net loss	—	—	—	—	(20,951)	(20,951)
Foreign currency translation adjustments	—	—	—	(763)	—	(763)
Balance, December 31, 2015	25,230,958	25	240,360	(893)	(155,568)	83,924
Exercise of stock options and vesting of restricted stock units	924,196	1	930	—	—	931
Stock-based compensation expense	—	—	13,262	—	—	13,262
Statutory tax withholding related to net-share settlement of restricted stock units	(199,395)	—	(2,394)	—	—	(2,394)
Net loss	—	—	—	—	(8,007)	(8,007)
Foreign currency translation adjustments	—	—	—	(719)	—	(719)
Balance, December 31, 2016	25,955,759	$26	$252,158	$(1,612)	$(163,575)	$86,997
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(8,007)	$(20,951)	$(34,514)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	7,838	8,793	6,264
Bad debt expense	528	1,236	1,315
Non-cash stock-based compensation expense	13,262	11,837	7,981
Deferred income taxes	(5,649)	(244)	22
Other items, net	(875)	(85)	120
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(1,885)	(5,833)	(1,407)
Prepaid expenses and other assets	(2,014)	(2,921)	(1,054)
Accounts payable and accrued expenses	3,697	3,608	(2,709)
Deferred revenue	4,676	3,101	2,447
Net cash and cash equivalents provided by (used in) operating activities	11,571	(1,459)	(21,535)

Cash flows from investing activities
Purchases of property and equipment	(1,755)	(4,062)	(5,971)
Payment of internal-use software development costs	(208)	(190)	(846)
Acquisition, net of cash acquired	—	—	(8,034)
Net cash and cash equivalents used in investing activities	(1,963)	(4,252)	(14,851)

Cash flows from financing activities
Repayment of capital leases	(2,096)	(1,745)	(1,699)
Proceeds from exercise of stock options	930	892	2,060
Payment of contingent consideration	(338)	—	—
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(2,394)	(739)	—
Net cash and cash equivalents (used in) provided by financing activities	(3,898)	(1,592)	361

Effect of currency exchange rate changes on cash and cash equivalents	(764)	(589)	(15)
Net increase (decrease) in cash and cash equivalents	4,946	(7,892)	(36,040)
Cash and cash equivalents, beginning of year	60,474	68,366	104,406
Cash and cash equivalents, end of year	$65,420	$60,474	$68,366

Supplemental disclosure of cash flow information
Cash paid for interest	$127	$155	$273
Cash paid for income taxes, net	$115	$170	$53
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$233	$563	$—
Capital lease obligations entered into for the purchase of fixed assets	$1,771	$2,207	$2,431
Other acquisition consideration	$—	$—	$200
Non-cash leasehold improvements	$—	$5,263	$—
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
Reclassification
Certain prior period amounts included in the consolidated statements of operations have been reclassified to conform to the current period’s presentation. Previously, depreciation and amortization expense was presented separately from cost of revenue and operating expenses in the consolidated statements of operations. Beginning with the first quarter of 2016, the Company now includes depreciation and amortization expense in cost of revenue and operating expenses in the consolidated statements of operations and separately discloses the amounts reflected in each financial statement line item in the notes to its consolidated financial statements. In addition, the Company has revised the classification of certain operating expenses to better align the income statement line items with how operations are managed. All reclassifications had no effect on the Company's reported gross profit and net loss for the years ended December 31, 2015 and 2014.
The tables below summarize these reclassifications (in thousands):

	Year Ended December 31, 2015
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue	$20,848	$4,986	$25,834
Depreciation - Cost of revenue	4,986	(4,986)	—
Sales and marketing	51,941	1,829	53,770
Research and development	16,060	506	16,566
General and administrative	24,136	1,472	25,608
Depreciation and amortization	3,807	(3,807)	—

	Year Ended December 31, 2014
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue	$20,713	$3,507	$24,220
Depreciation - Cost of revenue	3,507	(3,507)	—
Sales and marketing	54,902	1,622	56,524
Research and development	16,215	370	16,585
General and administrative	20,815	765	21,580
Depreciation and amortization	2,757	(2,757)	—
Depreciation and amortization expense is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Cost of revenue	$4,632	$4,986	$3,507
Sales and marketing	1,136	1,264	927
Research and development	458	506	370
General and administrative	1,612	2,037	1,460
	$7,838	$8,793	$6,264
Recent Accounting Pronouncements
The following table provides a brief description of recently issued accounting standards:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Standards that are not yet adopted
Revenue Recognition:
Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606)
The standard will replace existing revenue recognition standards and provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard.
January 1, 2018
The Company has commenced a comprehensive project plan to direct the implementation of the new revenue recognition standards, including an analysis of its contract portfolio, evaluation of new revenue system requirements and IT updates, and assessment of the impact to business processes.
The Company anticipates that the adoption of the new standards will impact the timing of revenue recognition of fixed fees for its contracts, as well as the accounting for costs to obtain and fulfill contracts. For managed-service contracts, the Company currently defers revenue until the completion of the implementation services, at which point the Company recognizes a cumulative catch-up adjustment equal to the revenue earned during the implementation period but previously deferred. The remaining balance of these fixed fees is recognized ratably over the remaining term of the contract. Under the new standard, the Company expects revenue recognition for the subscription and implementation fees to begin on the launch date and to be recognized ratably through the contract end date, with no cumulative catch-up adjustment on the launch date. Further, the Company currently expenses sales commissions and direct labor related to certain launch services as incurred. Under the new standard, the Company will be required to defer and amortize these contract costs.
The Company intends to adopt the new standard using the modified retrospective transition method effective January 1, 2018. The Company continues to evaluate the provisions of ASU 2014-09 and the related amendments to identify further potential impacts to its consolidated financial statements.

ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)	The standard clarifies implementation guidance on principal versus agent considerations in ASU 2014-09.
ASU 2016-10, Identifying Performance Obligations and Licensing	The standard clarifies implementation guidance on the identification of performance obligations and the licensing implementation guidance in ASU 2014-09.
ASU 2016-12, Narrow-Scope Improvements and Practical Expedients	The standard clarifies the guidance on assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition.
ASU 2016-20, Technical Corrections and Improvements to Topic 606	The standard clarifies certain narrow aspects of ASU 2014-09.

Leases:
ASU 2016-02, Leases (Topic 842)
The standard requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. The standard also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases.
		January 1, 2019	The Company is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements.
Financial Instruments:
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326)
The standard replaces the incurred loss impairment methodology in current U.S. GAAP (defined below) with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more useful information about expected credit losses.
		January 1, 2020	The Company is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements.
Cash Flow:
ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230)
The standard addresses eight specific cash flow matters with the objective of reducing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows.
		January 1, 2018	The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
ASU 2016-18, Restricted Cash
The standard requires that entities show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. Transfers between cash, cash equivalents and restricted cash should not be presented as cash flow activities on the statement of cash flows.
		January 1, 2018	The Company is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements.
Goodwill:
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment
The standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. An impairment charge will now equal the amount by which the reporting unit's carrying value exceeds its fair value.
		January 1, 2020	The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
Standards that were adopted
Deferred Taxes:
ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740)	The standard requires that all deferred tax assets and liabilities, including any related valuation allowance, be classified as noncurrent on the balance sheet.	January 1, 2016
The Company elected to adopt this standard prospectively in the first quarter of 2016. As such, prior period results in the Company's consolidated financial statements have not been retrospectively adjusted.

Stock-Based Compensation:

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718)
The standard is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.
	January 1, 2017	The Company adopted the standard effective January 1, 2017 and the adoption did not have a material impact on its consolidated financial statements.
The Company has reviewed other new accounting pronouncements that were issued as of December 31, 2016 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
Revenue Recognition and Deferred Revenue
The majority of the Company’s revenue is derived from subscription fees paid by customers for access to and usage of the Company’s cloud-based SaaS platform for a specified period of time, which is typically one year. A portion of the subscription fee is typically fixed and is based on a specified minimum amount of gross merchandise value ("GMV") or advertising spend that a customer expects to process through the Company’s platform over the contract term. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV or advertising spend processed through the Company’s platform in excess of the customer’s specified minimum amount. In addition, other sources of revenue consist primarily of implementation fees, which may include fees for providing launch assistance and training. Implementation services are provided at the customer's option and are not essential to the functionality of the Company's platform, nor is the customer required to purchase these services in order to access the Company's platform. The Company also generates revenue from its solutions that allow branded manufacturers to direct potential consumers from their websites and digital marketing campaigns to authorized resellers. These contracts are generally one year in duration. The Company recognizes revenue when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is reasonably assured and the amount of the fee to be paid by the customer is fixed or determinable. The Company’s contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of the Company’s software at any time.
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
In 2014, the Company, through its wholly owned subsidiary ChannelAdvisor UK Limited ("ChannelAdvisor UK"), acquired the issued and outstanding shares of E-Tale Holdings Limited ("E-Tale"), renamed ChannelAdvisor Brands UK Limited. Refer to Note 3, "Business Combination" for more information regarding the E-Tale acquisition. The acquisition of E-Tale includes a contingent consideration arrangement that allows for adjustment of payments based upon achievement of specified quarterly revenue targets through June 2017. Contingent consideration was measured at fair value at the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved. The fair value is reported within other current liabilities and other long-term liabilities on the consolidated balance sheets. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future. Subsequent changes in the fair value of contingent consideration are recognized within general and administrative expenses in the Company’s consolidated statements of operations.
The fair value of contingent consideration related to the E-Tale acquisition is based on projected quarterly revenue targets for E-Tale through June 2017. The Company discounted the expected future earn-out payment to net present value using Level 3 inputs. A key assumption used in the measurement of fair value of contingent consideration includes a discount rate of 22% and 24% as of December 31, 2016 and 2015, respectively. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Projected revenue is based on the Company’s internal projections and analysis of the current customer base and expected customer growth, target market and sales potential.
The following table presents changes to the Company's liability for acquisition-related contingent consideration for the year ended December 31, 2016 (in thousands):

Balance, as of January 1, 2016	$697
Settlement of contingent consideration liability	(338)
Change in contingent consideration fair value	(188)
Balance, as of December 31, 2016	$171
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
The Company did not have any customers that individually comprised a significant concentration of its accounts receivable as of December 31, 2016 and 2015, or a significant concentration of its revenue for the years ended December 31, 2016, 2015 and 2014.
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
The following table presents the changes in the Company’s allowance for doubtful accounts during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Balance at Beginning of Period	Additions Charged To Expense/ Against Revenue	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2016	$785	528	(719)	$594
Year ended December 31, 2015	$673	1,236	(1,124)	$785
Year ended December 31, 2014	$561	1,315	(1,203)	$673
Other Receivables
Under certain customer arrangements, the Company collects and remits monthly activity-based fees incurred on specific channels on the customers’ behalf. The Company records the amounts due from customers as a result of these arrangements as other receivables.
Other receivables of $7.6 million and $4.7 million are included in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2016 and 2015, respectively.

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
Impairment of Long-Lived Assets
The Company reviews long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are not recoverable, the impairment to be recognized, if any, is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets or asset group. Assets held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2016 and 2015, management does not believe any long-lived assets are impaired and has not identified any assets as being held for sale.
Goodwill
Goodwill represents the excess of the aggregate of the fair value of consideration transferred in a business combination over the fair value of assets acquired, net of liabilities assumed. The Company recorded goodwill in connection with its business acquisitions. See Note 5 below for information regarding goodwill recorded in connection with the acquisition of E-Tale. Goodwill is not amortized, but is subject to an annual impairment test, as described below.
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
During the fourth quarter of 2016, the Company voluntarily changed the date of its annual goodwill impairment testing from December 31, the last day of the fiscal year, to October 1, the first day of the fourth quarter. This change provides the

Company with additional time to complete its annual goodwill impairment testing in advance of its year-end reporting and results in better alignment with the Company’s strategic planning and forecasting process. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change is not being applied retrospectively, as it would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.
As a result of the Company’s annual impairment tests as of October 1, 2016 and December 31, 2015, goodwill was not considered impaired and, as such, no impairment charges were recorded.
Advertising Costs
The Company expenses advertising costs as incurred. The amount expensed during the years ended December 31, 2016, 2015 and 2014 was $4.1 million, $4.3 million and $6.3 million, respectively.
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
The Company applies the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the treatment for the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will be recognized if it is more likely than not to be sustained. The Company did not have any accrued interest or penalties associated with unrecognized tax positions as of December 31, 2016 and 2015.
Foreign Currency Translation
The functional currency of the Company’s non-U.S. operations is the local currency. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical rates in effect when the assets were acquired or obligations incurred. Revenue and expenses are translated into U.S. dollars using the average rates of exchange prevailing during the period. Translation gains or losses are included as a component of accumulated other comprehensive loss in stockholders’ equity. Gains and losses resulting from foreign currency transactions are recognized as other (expense) income.
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
3. BUSINESS COMBINATION
In 2014, ChannelAdvisor UK entered into a Securities Purchase Agreement pursuant to which ChannelAdvisor UK acquired all of the issued and outstanding shares of E-Tale, a UK-based company that offered a global Where to Buy solution. ChannelAdvisor UK acquired E-Tale to expand the Company's e-commerce support for branded manufacturers. The Where to Buy solution allows branded manufacturers to send their web visitors or digital marketing audiences directly to authorized resellers and to gain insight into consumer behavior.
The aggregate purchase price totaled $9.0 million, which was comprised of $8.2 million of cash, $0.6 million for contingent consideration noted below and $0.2 million of other items.
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
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Purchased software, including internal-use software	$13,821	$13,213
Computer hardware	11,608	12,750
Furniture and office equipment	2,767	3,698
Leasehold improvements	7,642	8,330
Construction in process	149	94
	35,987	38,085
Less: accumulated depreciation	(22,735)	(21,389)
Total	$13,252	$16,696
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $7.3 million, $7.9 million and $5.7 million, respectively. During the year ended December 31, 2015, the Company recorded $0.7 million of accelerated depreciation expense as a result of relocating the Company's corporate headquarters to a new facility.
5. GOODWILL AND INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill for the year ended December 31, 2015 (in thousands):

Balance as of January 1, 2015	$21,518
Adjustments related to the E-Tale acquisition	114
Balance as of December 31, 2015	$21,632
There have been no changes to the Company's goodwill during the year ended December 31, 2016.

Intangible assets consisted of the following (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Customer relationships	$2,100	$(650)	$1,450	7.0
Acquired technology	1,700	(526)	1,174	7.0
Trade names	130	(94)	36	3.0
Total	$3,930	$(1,270)	$2,660	6.9

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Customer relationships	$2,100	$(350)	$1,750	7.0
Acquired technology	1,700	(283)	1,417	7.0
Trade names	130	(51)	79	3.0
Total	$3,930	$(684)	$3,246	6.9
Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $0.6 million, $0.9 million and $0.5 million, respectively. As of December 31, 2016, expected amortization expense over the remaining intangible asset lives is as follows (in thousands):

Year Ending December 31,
2017	$579
2018	543
2019	543
2020	543
2021	452
Total	$2,660
6. COMMITMENTS AND CONTINGENCIES
Operating and Capital Lease Commitments
The Company leases office facilities and certain equipment under non-cancelable operating and capital leases. Future minimum lease payments on capital leases and future payments on operating leases with remaining terms in excess of one year are as follows (in thousands):

	Operating Leases	Capital Leases
Year Ending December 31,
2017	$5,257	$2,490
2018	4,919	831
2019	4,042	456
2020	4,527	—
2021	4,627	—
Thereafter	4,828	—
Total minimum lease payments	$28,200	3,777
Less: imputed interest		(118)
Less: current portion		(2,397)
Capital lease obligations, net of current portion		$1,262

The gross book value of fixed assets under capital leases as of December 31, 2016 and 2015 was approximately $7.6 million and $7.9 million, respectively. The net book value of fixed assets under capital leases as of December 31, 2016 and 2015 was approximately $3.5 million and $4.1 million, respectively. Capital lease obligations are included in other current liabilities and long-term capital leases in the accompanying consolidated balance sheets. The amortization of fixed assets under capital leases is included in depreciation expense within cost of goods sold and operating expenses in the accompanying consolidated statements of operations.
Future minimum lease payments due under the non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets. As of December 31, 2016 and 2015, deferred rent related to these leases totaled $1.0 million and $1.1 million, respectively.
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
Total rent expense for the years ended December 31, 2016, 2015 and 2014 was $3.9 million, $3.1 million and $3.4 million, respectively.
Guarantee
In June 2014, the Company assigned its previous lease of office space in London, England to a third party pursuant to an assignment agreement and a transfer agreement. In accordance with the assignment agreement, the Company is not required to collect any payments from the third party and therefore will not recognize any revenue associated with this assignment. All payments associated with the assigned lease will be made directly by the third party to the lessor and appropriate regulatory authorities. However, the Company has guaranteed the lease payments through the remainder of the lease term, which is until March 2017. As of December 31, 2016, the remaining lease payments under this lease totaled £0.1 million ($0.1 million based on the exchange rate as of December 31, 2016). This amount represents the maximum potential liability for future payments under the guarantee and will decrease over time as payments are made by the third party. In the event of default, the indemnity clauses in the transfer agreement govern the Company's ability to pursue and recover damages incurred. As of December 31, 2016, the Company does not anticipate any default by the third party. Therefore, no liability associated with this transaction has been recorded on the Company's consolidated balance sheet as of December 31, 2016.
Litigation and Other Contingencies
In re ChannelAdvisor Securities Litigation. On January 23, 2015, plaintiff Justin Dice filed a purported class action complaint in the U.S. District Court for the Southern District of New York (S.D.N.Y.), Dice v. ChannelAdvisor Corporation et al., alleging violations of the federal securities laws against us and certain of the Company's executive officers. Plaintiff Dice alleges that the defendants engaged in a fraudulent scheme to artificially inflate the price of the Company's common stock by making false and misleading statements to investors concerning the Company's financial guidance for the fourth quarter of 2014. On January 26, 2015, plaintiff David Gracia also filed a purported class action complaint in the S.D.N.Y., Gracia v. ChannelAdvisor Corporation et al., in which Plaintiff Gracia brings the same claims, against the same named defendants, as in the action brought by Plaintiff Dice. On May 5, 2015, the S.D.N.Y. consolidated the Dice and Gracia actions, captioned the actions as In re ChannelAdvisor Securities Litigation, and appointed Plaintiff Dice as lead plaintiff for the putative class. On July 2, 2015, the S.D.N.Y. granted the defendants’ motion to transfer the case to the U.S. District Court for the Eastern District of North Carolina. On September 28, 2015, the defendants moved to dismiss the case. On April 6, 2016, the court entered an order and judgment dismissing all of plaintiff’s claims against all defendants and on April 29, 2016, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit. On November 30, 2016, the Fourth Circuit entered an order and judgment affirming the court’s dismissal of all of plaintiff’s claims.

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
As of December 31, 2016 and 2015, the Company had $0.5 million and $0.6 million, respectively, included in other long-term liabilities on the consolidated balance sheets pertaining to indirect taxes in certain jurisdictions. The Company has reviewed the applicable statutes in other jurisdictions in which it may have tax nexus and has concluded that no amounts are owed to these jurisdictions at this time. The Company estimates that, if it had been subject to indirect tax in such jurisdictions, the amounts owed could approximate up to $5.1 million. Such amount does not consider, if necessary, any remedies including those which may be offered by these jurisdictions.
7. INCOME TAXES
The components of income (loss) before income taxes for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
Domestic	$(10,761)	$(21,146)	$(36,053)
Foreign	(2,904)	10	1,580
Total loss before income taxes	$(13,665)	$(21,136)	$(34,473)
The provision for income tax (benefit) expense included the following for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Current:
State	$(19)	$(101)	$11
Foreign	10	160	8
Total	(9)	59	19
Deferred:
Federal	43	37	42
State	6	15	5
Foreign	(5,698)	(296)	(25)
Total	(5,649)	(244)	22
Total tax (benefit) expense	$(5,658)	$(185)	$41
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During the first quarter of 2016, the Company elected to early adopt ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), to present balance sheet classification of deferred income taxes as noncurrent. This adoption was applied prospectively and, therefore, prior periods were not retrospectively adjusted.

The components of the Company’s net deferred tax asset (liability) as of December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Deferred tax assets:
Domestic tax loss carryforwards	$32,539	$31,573
Foreign tax loss carryforwards	5,455	5,678
Stock-based compensation	4,864	3,375
Tax credits	1,624	1,178
Lease incentive obligation	1,978	2,322
Other assets	2,248	2,025
Valuation allowance	(41,926)	(44,033)
Total deferred tax assets	6,782	2,118
Deferred tax liabilities:
Fixed assets	1,328	2,146
Intangible assets	566	589
Other liabilities	—	115
Total deferred tax liabilities	1,894	2,850
Net deferred tax asset (liability)	$4,888	$(732)
At December 31, 2016 and 2015, the Company had federal net operating loss ("NOL") carryforwards of $109.5 million and $106.4 million, respectively, which expire beginning in 2022. At December 31, 2016 and 2015, the Company had state NOL carryforwards of $128.3 million and $117.0 million, respectively, which expire beginning in 2018. The Company’s federal and state NOL carryforwards include $21.6 million of excess tax benefits related to deductions from stock-based compensation. The tax benefit of these deductions has not been recognized in deferred tax assets. If utilized, the benefits from these deductions will be recorded as adjustments to taxes payable and additional paid-in-capital. At December 31, 2016 and 2015, the Company had U.S. federal income tax credit carryforwards of $2.1 million and $1.6 million, respectively, which expire beginning in 2034. The utilization of the NOL and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code and state and foreign tax laws. Prior to the utilization of these tax attributes, the Company will assess any limitations, particularly related to NOL carryforwards from its acquired entities. For each of the periods ended December 31, 2016 and 2015, the Company also had foreign NOL carryforwards for use against future tax in those jurisdictions of $27.3 million. The majority of the Company's foreign NOLs can be carried forward indefinitely.
A valuation allowance has been recognized to offset deferred tax assets, primarily attributable to NOL carryforwards that the Company has determined are not more likely than not to be realized. In 2016, the Company released $5.3 million of the valuation allowance on deferred tax assets in several of its foreign jurisdictions based on the result of the Company's evaluation of the likelihood of potential tax benefits related to the foreign entities’ most recent three years of operating results and projections of future profitability, which primarily resulted from a change in the Company’s global transfer pricing methodology. The total decrease in valuation allowance of $2.1 million during the year ended December 31, 2016 was allocable to current operating activities. The Company does not generally consider deferred tax liabilities on indefinite-lived assets as a source of future taxable income available to be able to realize deferred tax assets. However, the Company considers the deferred tax liability associated with an indefinite-lived intangible asset as a source of future taxable income available to be able to realize the deferred tax asset recorded for the U.S. federal alternative minimum tax credit, which can be carried forward indefinitely. Since both the deferred tax liability and the deferred tax asset have indefinite lives, they offset each other to arrive at the net deferred tax liability.
Undistributed earnings of the Company’s foreign subsidiaries are indefinitely reinvested offshore and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. The cumulative amount of undistributed earnings of the Company’s non-U.S. subsidiaries for the years ended December 31, 2016 and 2015 was nominal. The determination of the deferred tax liability, which requires complex analysis of international tax situations related to repatriation, is not practicable at this time. The Company is presently investing in international operations located in Europe, Asia, Australia and South America. The Company is funding the working capital needs of its foreign operations through its U.S. operations. In the future, the Company will utilize any foreign undistributed earnings, as well as continued funding from its U.S. operations, to support its continued investment in foreign growth.

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
U.S. statutory federal rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	3.2	4.3	4.8
Nondeductible expenses	(1.6)	(14.0)	(0.1)
Effect of foreign tax rate differential	(3.8)	(0.1)	0.6
Uncertain tax position	(0.8)	(1.5)	(0.4)
Research and development credit	4.1	3.7	2.1
Change in valuation allowance	11.2	(20.3)	(39.7)
Other	(4.9)	(5.2)	(1.4)
Effective tax rate	41.4%	0.9%	(0.1)%
The increase in the Company's effective tax rate for the year ended December 31, 2016 compared to the years ended December 31, 2015 and 2014 was primarily due to the $5.3 million release of the valuation allowance on deferred tax assets in several of its foreign jurisdictions as noted above. The nondeductible expenses during the year ended December 31, 2016 primarily related to stock-based compensation expense associated with nondeductible stock awards. The nondeductible expenses during the year ended December 31, 2015 primarily related to stock-based compensation expense associated with nondeductible stock awards and share-based compensation shortfalls. The decrease in the effective tax rate impact from the effect of foreign tax rate differential for the year ended December 31, 2016 compared to the years ended December 31, 2015 and 2014 was primarily due to an increase in the percentage of the Company's worldwide book losses recorded outside the U.S. during these periods. The Company's foreign jurisdictions comprise a mix of income and loss making entities. In 2016, foreign losses exceeded foreign income.
Effective January 1, 2009, the Company adopted Accounting Standards Codification Topic 740-10, Income Taxes ("ASC 740-10"), associated with accounting for uncertainty in income taxes. These provisions provide a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return.
The following table shows the changes in unrecognized tax benefits in accordance with ASC 740-10 for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Balance as of January 1,	$681	$782	$—
Increases related to current tax positions	146	345	149
Increases related to prior year tax positions	—	79	697
Decreases related to prior year tax positions	(42)	(411)	(64)
Decreases related to the expirations of statutes of limitations	(19)	(114)	—
Balance as of December 31,	$766	$681	$782
Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that a de minimis amount of unrecognized tax benefits could reverse in the next twelve months. If the total unrecognized tax benefit was recognized, there would be a de minimis impact on the effective tax rate. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to the tax contingencies. The Company’s policy for recording interest and penalties is to record them as a component of provision for income taxes.
The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local tax examinations by tax authorities for years prior to 2012, although carryforward attributes that were generated prior to 2012 may still be adjusted upon examination by the Internal Revenue Service if they either have been or will be used in a future period. The Company is no longer subject to examination in foreign tax jurisdictions for tax periods 2011 and prior. No income tax returns are currently under examination by taxing authorities.

8. EQUITY INCENTIVE PLANS AND STOCK-BASED COMPENSATION
In May 2013, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2013 Equity Incentive Plan (the "2013 Plan"), pursuant to which the Company initially reserved 1,250,000 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2013 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2014 through January 1, 2023, by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Accordingly, on January 1, 2017 the number of shares reserved for issuance under the 2013 Plan increased by 1,297,787 shares. As of December 31, 2016, 1,188,287 shares remained available for future grant under the 2013 Plan. As a result of the adoption of the 2013 Plan, no further grants may be made under the former 2001 Stock Plan, although outstanding awards under the 2001 Stock Plan continue to vest in accordance with their terms until exercised, forfeited or expired.
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Cost of revenue	$1,259	$992	$533
Sales and marketing	4,775	4,421	2,943
Research and development	1,962	1,689	864
General and administrative	5,266	4,735	3,641
	$13,262	$11,837	$7,981
Stock Option Awards
The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company’s employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the "simplified method." Under the "simplified method," the expected life of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company used the "simplified method" due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumed no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends.
The following table summarizes the assumptions used for estimating the fair value of stock options granted for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Risk-free interest rate	0.8% - 1.8%	0.9% - 1.7%	0.3% - 2.0%
Expected term (years)	6.25	6.25	6.06 - 6.25
Expected volatility	46% - 50%	45% - 47%	43% - 56%
Dividend yield	0%	0%	0%

The following is a summary of the option activity for the year ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding balance at January 1, 2016	1,470,293	$8.79
Granted	481,773	11.18
Exercised	(213,028)	4.21
Forfeited	(40,509)	12.75
Expired	(12,434)	30.40
Outstanding balance at December 31, 2016	1,686,095	$9.78	7.23	$8,823
Exercisable at December 31, 2016	880,966	$8.46	5.80	$6,065
Vested and expected to vest at December 31, 2016	1,561,620	$9.67	7.11	$8,392
The weighted average grant date fair value for the Company's stock options granted during the years ended December 31, 2016, 2015, and 2014 was $4.73, $4.29 and $13.88 per share, respectively.
The total fair value of stock options vested during the years ended December 31, 2016, 2015 and 2014 was $1.1 million, $1.2 million and $1.5 million, respectively.
The total compensation cost related to nonvested stock options not yet recognized as of December 31, 2016 was $1.7 million and will be recognized over a weighted average period of approximately 2.0 years.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2016, 2015, and 2014 was $2.1 million, $1.2 million and $16.0 million, respectively.
Restricted Stock Units
The following table summarizes the RSU activity for the year ended December 31, 2016:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested RSUs as of January 1, 2016	1,949,702	$13.85
Granted	1,126,759	11.31
Vested	(702,361)	14.24
Forfeited	(222,442)	12.29
Unvested RSUs as of December 31, 2016	2,151,658	$12.54
The total unrecognized compensation cost related to the unvested RSUs as of December 31, 2016 was $9.4 million and will be recognized over a weighted average period of approximately 1.8 years.
9. NET LOSS PER SHARE
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Warrants to purchase common stock	—	—	3,743
Stock options	1,686,095	1,470,293	1,425,357
RSUs	2,151,658	1,949,702	944,734

10. SEGMENT AND GEOGRAPHIC INFORMATION
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") for purposes of allocating resources and evaluating financial performance. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute a single operating segment and one reportable segment.
Substantially all assets were held in the United States during the years ended December 31, 2016 and 2015. The following table summarizes revenue by geography and product for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Revenue by geography:
Domestic	$88,668	$76,446	$64,976
International	24,532	24,139	19,925
Total	$113,200	$100,585	$84,901

Revenue by product:
Marketplaces	$86,312	$74,210	$61,653
Digital marketing	19,367	20,182	20,729
Other	7,521	6,193	2,519
Total	$113,200	$100,585	$84,901
The Company's revenue from external customers based in the United Kingdom totaled approximately $12.7 million, $13.6 million and $11.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
11. RETIREMENT PLANS
The Company provides retirement plans whereby participants may elect to contribute a portion of their annual compensation to the plans, after complying with certain requirements and subject to certain limitations. The Company contributed an aggregate of $1.0 million, $0.8 million and $0.8 million to the plans for each of the years ended December 31, 2016, 2015 and 2014.
12. SELECTED QUARTERLY INFORMATION (UNAUDITED)

	Three Months Ended,
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share amounts)
Revenue	$26,347	$27,098	$27,992	$31,763
Gross profit	19,434	20,235	21,181	24,730
Income (loss) from operations	(4,639)	(6,740)	(2,680)	222
Net income (loss)	(4,563)	(6,727)	(2,552)	5,835
Net income (loss) per share:
Basic	(0.18)	(0.26)	(0.10)	0.23
Diluted	(0.18)	(0.26)	(0.10)	0.21

	Three Months Ended,
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share amounts)
Revenue	$22,590	$24,182	$24,379	$29,434
Gross profit	16,174	17,781	18,089	22,707
Loss from operations	(9,056)	(6,595)	(4,744)	(798)
Net loss	(8,956)	(6,524)	(4,791)	(680)
Net loss per share:
Basic and diluted	(0.36)	(0.26)	(0.19)	(0.03)
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report. The term "disclosure controls and procedures," as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the "SEC"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC.

ITEM 9B. OTHER INFORMATION

Not applicable.
PART III
We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2017 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2017 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."
ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2017 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2017 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2017 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2017 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.
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

CHANNELADVISOR CORPORATION

	By:	/s/ David J. Spitz
February 16, 2017		David J. Spitz Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark E. Cook and Diana S. Allen, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of ChannelAdvisor Corporation, and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Spitz	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2017
David J. Spitz

/s/ Mark E. Cook	Chief Financial Officer (Principal Financial Officer)	February 16, 2017
Mark E. Cook

/s/ Richard F. Cornetta	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2017
Richard F. Cornetta

/s/ M. Scot Wingo	Director	February 16, 2017
M. Scot Wingo

/s/ Timothy J. Buckley	Director	February 16, 2017
Timothy J. Buckley

/s/ Aris A. Buinevicius	Director	February 16, 2017
Aris A. Buinevicius

/s/ Joseph L. Cowan	Director	February 16, 2017
Joseph L. Cowan

/s/ Janet R. Cowell	Director	February 16, 2017
Janet R. Cowell

/s/ Marc E. Huffman	Director	February 16, 2017
Marc E. Huffman

/s/ Timothy V. Williams	Director	February 16, 2017
Timothy V. Williams

EXHIBIT INDEX

Exhibit Number	Description of Document

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

10.1+
2001 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.2+
Form of Stock Option Agreement under 2001 Stock Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.3+
2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-188988), filed with the Securities and Exchange Commission on May 31, 2013).

10.4+
Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 26, 2013).

10.5+
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 26, 2013).

10.6+
Form of Indemnification Agreement with non-employee directors (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.7+
Amended and Restated Executive Severance and Change in Control Letter Agreement, dated as of December 17, 2014, by and between the Registrant and David J. Spitz (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 26, 2015).

10.8+
Schedule of Compensation for Non-Employee Directors, adopted effective as of August 11, 2016 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 3, 2016).

10.9
Office lease, dated as of August 15, 2014, by and between the Registrant and SVT Perimeter Four, LP. (as successor in interest to Duke Realty Limited Partnership) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 6, 2014).

10.10+
Executive Severance and Change in Control Letter Agreement, dated as of December 17, 2014, by and between the Registrant and Diana S. Allen (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 26, 2015).

10.11
First Amendment to Office lease, dated as of December 10, 2015, by and between the Registrant and SVT Perimeter Four, LP. (as successor in interest to Duke Realty Limited Partnership) (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form Report on Form 10-K (File No. 001-35940), filed with the SEC on February 25, 2016).

10.12+
Executive Severance and Change in Control Letter Agreement, dated as of August 31, 2015, by and between the Registrant and Mark E. Cook (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 5, 2015).

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