Form 10-Q
period 2017-03-31
CHANNELADVISOR CORP
filed 2017-05-04
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on April 19, 2017 was 26,330,352.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,386	$65,420
Accounts receivable, net of allowance of $463 and $594 as of March 31, 2017 and December 31, 2016, respectively	17,866	19,445
Prepaid expenses and other current assets	8,518	10,972
Total current assets	89,770	95,837
Property and equipment, net	12,465	13,252
Goodwill	21,632	21,632
Intangible assets, net	2,513	2,660
Long-term deferred tax assets, net	5,303	5,244
Other assets	667	533
Total assets	$132,350	$139,158
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,753	$4,709
Accrued expenses	10,118	11,067
Deferred revenue	24,293	23,474
Other current liabilities	7,075	4,450
Total current liabilities	43,239	43,700
Long-term capital leases, net of current portion	1,303	1,262
Lease incentive obligation	3,986	4,206
Other long-term liabilities	3,238	2,993
Total liabilities	51,766	52,161
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,296,551 and 25,955,759 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	26	26
Additional paid-in capital	253,591	252,158
Accumulated other comprehensive loss	(1,402)	(1,612)
Accumulated deficit	(171,631)	(163,575)
Total stockholders’ equity	80,584	86,997
Total liabilities and stockholders’ equity	$132,350	$139,158
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$28,329	$26,347
Cost of revenue	6,842	6,913
Gross profit	21,487	19,434
Operating expenses:
Sales and marketing	16,039	13,497
Research and development	4,971	4,155
General and administrative	8,530	6,421
Total operating expenses	29,540	24,073
Loss from operations	(8,053)	(4,639)
Other income (expense):
Interest income (expense), net	28	(21)
Other income (expense), net	57	55
Total other income (expense)	85	34
Loss before income taxes	(7,968)	(4,605)
Income tax expense (benefit)	88	(42)
Net loss	$(8,056)	$(4,563)
Net loss per share:
Basic and diluted	$(0.31)	$(0.18)
Weighted average common shares outstanding:
Basic and diluted	26,056,881	25,292,405
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(8,056)	$(4,563)
Other comprehensive loss:
Foreign currency translation adjustments	210	135
Total comprehensive loss	$(7,846)	$(4,428)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(8,056)	$(4,563)
Adjustments to reconcile net loss to cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,733	2,095
Bad debt expense (recovery)	(5)	289
Stock-based compensation expense	2,924	3,425
Other items, net	(155)	(270)
Changes in assets and liabilities:
Accounts receivable	1,661	489
Prepaid expenses and other assets	2,348	2,507
Accounts payable and accrued expenses	(1,200)	(3,121)
Deferred revenue	1,101	1,867
Cash and cash equivalents provided by operating activities	351	2,718
Cash flows from investing activities
Purchases of property and equipment	(360)	(637)
Payment of internal-use software development costs	(57)	(100)
Cash and cash equivalents used in investing activities	(417)	(737)
Cash flows from financing activities
Repayment of capital leases	(587)	(55)
Proceeds from exercise of stock options	186	272
Payment of contingent consideration	—	(132)
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(1,677)	(1,060)
Cash and cash equivalents used in financing activities	(2,078)	(975)
Effect of currency exchange rate changes on cash and cash equivalents	110	191
Net (decrease) increase in cash and cash equivalents	(2,034)	1,197
Cash and cash equivalents, beginning of period	65,420	60,474
Cash and cash equivalents, end of period	$63,386	$61,671
Supplemental disclosure of cash flow information
Cash paid for interest	$24	$1
Cash paid for income taxes, net	$14	$49
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$9	$182
Capital lease obligations entered into for the purchase of fixed assets	$567	$—
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS
ChannelAdvisor Corporation ("ChannelAdvisor" or the "Company") was incorporated in the state of Delaware and capitalized in June 2001. The Company began operations in July 2001. ChannelAdvisor is a provider of software-as-a-service, or SaaS, solutions that allow retailers and branded manufacturers to integrate, manage and optimize their merchandise sales across hundreds of online channels. The Company is headquartered in Morrisville, North Carolina and has international offices in England, Ireland, Germany, Australia, Brazil and China.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss and cash flows. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2016 ("fiscal 2016"), which are included in the Company’s Annual Report on Form 10-K for fiscal 2016. There have been no material changes to the Company’s significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2016.
Reclassification
Certain prior period amounts included on the unaudited condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on the Company's reported gross profit or net loss for the three months ended March 31, 2016.
Recent Accounting Pronouncements

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Standards that the Company has not yet adopted
Revenue Recognition:

Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) The Company's adoption date: January 1, 2018
The standard will replace existing revenue recognition standards and provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard.

The Company formed a project team to evaluate and direct the implementation of the new revenue recognition standard and related amendments. The project team developed an implementation plan centered around specific functional areas that may be impacted by the standard and its amendments, including accounting and reporting, information technology ("IT"), internal audit and contracts and legal, among others. This team has recently completed certain IT updates to the Company's accounting system to support recognition and disclosure under the new standard. The project team completed an initial contract assessment on a sample of contracts and continues to analyze the Company's contract portfolio and contract costs. The team is assessing the appropriateness of applying the portfolio approach in accounting for revenue and contract costs, the potential changes to internal controls and the significant judgments and estimates required under the new standard. The project team has reported the findings and progress of the implementation plan to management and to the Audit Committee on a frequent basis over the last two years and will continue to do so as the effective date of the new revenue recognition standard approaches.
The Company anticipates that the adoption of the new standard will impact the timing of revenue recognition of fixed fees for its contracts, as well as the accounting for costs to obtain contracts. For managed-service contracts, the Company currently defers revenue until the completion of the implementation services, at which point the Company recognizes a cumulative catch-up adjustment equal to the revenue earned during the implementation period but previously deferred. The remaining balance of these fixed fees is recognized ratably over the remaining term of the contract. Under the new standard, the Company expects revenue recognition for the managed-service subscription and implementation fees to begin on the launch date and to be recognized ratably through the contract end date, with no cumulative catch-up adjustment on the launch date. Further, the Company currently expenses sales commissions and related bonuses as incurred. Under the new standard, the Company will be required to defer and amortize a portion of these contract costs.
The Company intends to adopt the new standard using the modified retrospective transition method effective January 1, 2018. The Company continues to evaluate the provisions of the new standard to identify further potential impacts to its consolidated financial statements.

ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) The Company's adoption date: January 1, 2018	The standard clarifies implementation guidance on principal versus agent considerations in ASU 2014-09.
ASU 2016-10, Identifying Performance Obligations and Licensing The Company's adoption date: January 1, 2018	The standard clarifies implementation guidance on the identification of performance obligations and the licensing implementation guidance in ASU 2014-09.
ASU 2016-12, Narrow-Scope Improvements and Practical Expedients The Company's adoption date: January 1, 2018	The standard clarifies the guidance on assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition.
ASU 2016-20, Technical Corrections and Improvements to Topic 606 The Company's adoption date: January 1, 2018	The standard clarifies certain narrow aspects of ASU 2014-09.
Leases:
ASU 2016-02, Leases (Topic 842) The Company's adoption date: January 1, 2019
The standard requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. The standard also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases.
The Company is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements.
Financial Instruments:

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) The Company's adoption date: January 1, 2020
The standard replaces the incurred loss impairment methodology in current U.S. GAAP (defined below) with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more useful information about expected credit losses.
The Company is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements.
Cash Flow:
ASU 2016-18, Restricted Cash The Company's adoption date: January 1, 2018
The standard requires that entities show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. Transfers between cash, cash equivalents and restricted cash should not be presented as cash flow activities on the statement of cash flows.
The Company is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements.
Standards that the Company has recently adopted
Stock-Based Compensation:
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) The Company's adoption date: January 1, 2017
The standard is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

The Company adopted this standard effective January 1, 2017. As a result of this adoption, the Company recognized $8.2 million of deferred tax assets attributable to accumulated excess tax benefits that under the previous guidance could not be recognized until the benefits were realized through a reduction in income taxes payable. This adjustment was applied using a modified retrospective method with a cumulative-effect adjustment to the accumulated deficit for the excess tax benefits not previously recognized. However, given the full valuation allowance placed on the additional $8.2 million of deferred tax assets, the recognition upon adoption had no impact on the Company's accumulated deficit as of January 1, 2017. Further, the Company has elected to continue to estimate forfeitures to determine the amount of compensation cost to be recognized in each period.

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

3. STOCKHOLDERS' EQUITY
The following table summarizes the stockholders' equity activity for the three months ended March 31, 2017 (in thousands):

Balance as of December 31, 2016	$86,997
Exercise of stock options and vesting of restricted stock units	186
Stock-based compensation expense	2,924
Statutory tax withholding related to net-share settlement of restricted stock units	(1,677)
Net loss	(8,056)
Foreign currency translation adjustments	210
Balance as of March 31, 2017	$80,584
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
Amortization expense associated with the Company's intangible assets was $0.1 million for each of the three months ended March 31, 2017 and 2016.
There have been no changes to the Company's goodwill during the three months ended March 31, 2017.
5. COMMITMENTS
Sales Tax
During the three months ended March 31, 2017, the Company completed its analysis with regard to potential unpaid sales tax obligations. Based on the results of this analysis, the Company has made the decision to enter into voluntary disclosure agreements ("VDAs") with certain jurisdictions to reduce the Company’s potential sales tax liability. VDAs generally provide for a maximum look-back period, a waiver of penalties and, at times, interest as well as payment arrangements. The Company's estimated aggregate VDA liability is $2.5 million, which was recorded as a one-time charge in the first quarter of 2017 in general and administrative expense in the accompanying condensed consolidated statements of operations. This amount represents the Company's estimate of its potential unpaid sales tax liability through the anticipated look-back periods including interest, where applicable, in all jurisdications in which the Company intends to enter into VDAs. It is possible that the actual aggregate VDA liability may be higher or lower than this estimate, or that the Company’s decision to enter into VDAs may prove unsuccessful or may not resolve all potential unpaid sales tax obligations. The Company expects to have the VDA process complete within the next twelve months following the date of filing this Quarterly Report on Form 10-Q.
6. STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$297	$269
Sales and marketing	776	1,121
Research and development	568	443
General and administrative	1,283	1,592
	$2,924	$3,425
During the three months ended March 31, 2017, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Stock options	575,617	$4.19
Restricted stock units ("RSUs")	1,209,121	10.39
Total share-based awards	1,784,738	8.39
7. NET LOSS PER SHARE
Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Stock options	2,198,987	1,788,260
RSUs	2,821,627	2,673,244
8. INCOME TAXES
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company’s effective tax rate was (1.1)% and 0.9% for the three months ended March 31, 2017 and 2016, respectively. The tax expense (benefit) for each of the periods was based on state, local and foreign taxes. The Company’s effective tax rate for these periods is lower than the U.S. federal statutory rate of 34% primarily due to operating losses which are subject to a valuation allowance. The Company cannot recognize the tax benefit of operating loss carryforwards generated in certain jurisdictions due to uncertainties relating to future taxable income in those jurisdictions in terms of both its timing and its sufficiency, which would enable the Company to realize the benefits of those carryforwards.
9. SEGMENT AND GEOGRAPHIC INFORMATION
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
Substantially all assets were held in the United States during the three months ended March 31, 2017 and 2016. The table below summarizes revenue by geography for the three months ended March 31, 2017 and 2016 (in thousands). The Company categorizes domestic and international revenue from customers based on their billing address.

	Three Months Ended March 31,
	2017	2016
Domestic	$22,507	$20,424
International	5,822	5,923
Total revenue	$28,329	$26,347
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2016, which are included in our Annual Report on Form 10-K for fiscal 2016.
We are a leading provider of software-as-a-service, or SaaS, solutions that enable our customers to integrate, manage and optimize their merchandise sales across hundreds of online channels. Our customers include the online businesses of traditional retailers, online retailers and branded manufacturers (manufacturers that market the products they produce under their own name), as well as advertising agencies that use our solutions on behalf of their clients. Through our platform, we enable our customers to connect with new and existing sources of demand for their products, including e-commerce marketplaces, such as Amazon, eBay, Jet.com, Newegg, Sears and Walmart, search engines and comparison shopping websites, such as Google, Microsoft's Bing and Nextag, and social channels, such as Facebook, Instagram and Pinterest. Our suite of solutions, accessed through a standard web browser, provides our customers with a single, integrated user interface to manage their product listings, inventory availability, pricing optimization, search terms, orders and fulfillment, as well as data analytics and other critical functions across these channels. We also offer solutions that allow branded manufacturers to send their web visitors or digital marketing audiences directly to authorized resellers and to gain insight into consumer behavior. Our proprietary cloud-based technology platform delivers significant breadth, scalability and flexibility.
EXECUTIVE OVERVIEW

FINANCIAL RESULTS

•	Total revenue of $28.3 million for the first quarter of 2017 increased 7.5% year over year;

•	Average revenue per customer of $40,051 increased 12.0% compared with $35,753 for the twelve months ended March 31, 2016;

•
Fixed and variable subscription fees of 78.0% and 22.0% for the three months ended March 31, 2017, respectively, compared with fixed and variable subscription fees of 76.8% and 23.2% for the three months ended March 31, 2016, respectively;

•	20.6% of total revenue derived from customers located outside of the United States for the three months ended March 31, 2017 compared to 22.5% for the three months ended March 31, 2016;

•	Gross margin of 75.8% improved by 200 basis points year over year;

•	Operating margin of (28.4)% for the first quarter of 2017 declined compared to (17.6)% for the first quarter of 2016;

•	Net loss of $(8.1) million for the first quarter of 2017 increased compared to net loss of $(4.6) million for the first quarter of 2016;

•	Adjusted EBITDA of $(0.8) million for the first quarter of 2017 decreased compared to adjusted EBITDA of $0.9 million for the first quarter of 2016;

•	Cash balance of $63.4 million at the end of March 31, 2017 compared with $65.4 million at the end of December 31, 2016; and

•	Operating cash flow of $0.4 million for the three months ended March 31, 2017 compared with $2.7 million for the three months ended March 31, 2016.
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

•
Growth in Mobile Usage. We believe the shift toward mobile commerce will increasingly favor aggregators such as Amazon, eBay and Google Shopping, all of which are focal points of our platform. These aggregators understand the identity of the buyer, helping to reduce friction in the mobile commerce process, while offering a wide selection of merchandise in a single location. The growth in mobile commerce may result in increased revenue for us.

•
Shift to Larger Customers. We believe that the growth in online shopping increasingly favors larger enterprises. This move impacts our business both in longer sales cycles as well as increased average revenue per customer.

•
Evolving Fulfillment Landscape. Consumers have been conditioned to expect fast, efficient delivery of products. We believe that determining and executing on a fulfillment strategy is critical to success for online sellers. Therefore, it will be increasingly important for us to facilitate and optimize fulfillment services on behalf of our customers, which in turn may result in additional research and development investment.

•
Focus on Employees. None of our success would be possible without our team. We strive to provide our employees competitive compensation and benefits programs to help drive the success of our customers. We increased headcount by 7.0% from March 31, 2016 to March 31, 2017 to help drive revenue growth and support our overall operations.

•
Shifts in Foreign Currency. Our operations in the United Kingdom were impacted by the 12.8% decline in the exchange rate of the British Pound Sterling against the U.S. Dollar during the twelve months ended March 31, 2017. The decline of the British Pound Sterling against the U.S. Dollar resulted in a $0.6 million decrease in revenue for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

•
Seasonality. Our revenue fluctuates as a result of seasonal variations in our business, principally due to the peak consumer demand and related increased volume of our customers’ gross merchandise value, or GMV, during the year-end holiday season. As a result, we have historically had higher revenue in our fourth quarter than other quarters due to increased GMV processed through our platform, resulting in higher variable subscription fees.

OPPORTUNITIES AND RISKS

•
Dynamic E-commerce Landscape. We will need to continue to innovate in the face of a rapidly changing e-commerce landscape if we are to remain competitive, and we will need to effectively manage our growth, especially related to our international expansion.

•
Retailers and Branded Manufacturers. As consumer preferences potentially shift away from smaller retailers, we need to continue to add large retailers and branded manufacturers as profitable customers. These larger customers generally pay a lower percentage of GMV as fees to us based on the relatively higher volume of their GMV processed through our platform. To help drive our future growth, we have made significant investments in our sales force and allocated resources focused on growing our customer base of large retailers and branded manufacturers. We continue to focus our efforts on increasing value for our customers to support higher rates.

•
Increasing Complexity and Fragmentation of E-commerce. Although e-commerce continues to expand as retailers and branded manufacturers continue to increase their online sales, it is also becoming more complex and fragmented due to the hundreds of channels available to retailers and branded manufacturers and the rapid pace of change and innovation across those channels. In order to gain consumers’ attention in a more crowded and competitive online marketplace, many retailers and an increasing number of branded manufacturers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of large online retailers and branded manufacturers, and as a result we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth. As of March 31, 2017, we supported over 70 marketplaces.

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

KEY FINANCIAL AND OPERATING METRICS

The average revenue generated by our customers is a primary determinant of our revenue. We calculate this metric by dividing our revenue for a particular period by the average monthly number of customers during the period, which is calculated by taking the sum of the number of customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per customer in absolute dollars on a trailing twelve-month, or TTM, basis, but we may also calculate percentage changes in average revenue per customer on a quarterly basis in order to help us evaluate our period-over-period performance. For purposes of this metric and the number of customers metric described below, we include all customers who subscribe to at least one of our solutions, excluding customers subscribing only to certain legacy product offerings that are no longer part of our strategic focus.
The number of customers increased slightly during the first quarter of 2017 compared to the first quarter of 2016. We continue our focus on obtaining large retailer and branded manufacturer customers, which may represent a smaller number of customers, but a potentially larger source of predictable or sustaining recurring revenue.

Adjusted EBITDA represents our earnings before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted to eliminate stock-based compensation expense and, for the three months ended March 31, 2017, a $2.5 million one-time charge in connection with our entering into VDAs with certain jurisdictions. Refer to Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information regarding this one-time charge. We believe that adjusted EBITDA provides useful information to management and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner that we do. Please refer to "—Adjusted EBITDA" below for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most comparable U.S. GAAP measurement.

Adjusted EBITDA
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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
Net loss	$(8,056)	$(4,563)
Adjustments:
Interest (income) expense, net	(28)	21
Income tax expense (benefit)	88	(42)
Depreciation and amortization expense	1,733	2,095
Total adjustments	1,793	2,074
EBITDA	(6,263)	(2,489)
Stock-based compensation expense	2,924	3,425
One-time charge for VDAs related to sales taxes	2,539	—
Adjusted EBITDA	$(800)	$936

RESULTS OF OPERATIONS

The following tables set forth our condensed consolidated statement of operations data and such data expressed as a percentage of revenues for each of the periods indicated.

	Three Months Ended March 31,		Period-to-Period Change
	2017	2016	Q1 2017 to Q1 2016
(dollars in thousands)
Revenue	$28,329	$26,347	$1,982	7.5%
Cost of revenue	6,842	6,913	(71)	(1.0)
Gross profit	21,487	19,434	2,053	10.6
Operating expenses:			—
Sales and marketing	16,039	13,497	2,542	18.8
Research and development	4,971	4,155	816	19.6
General and administrative	8,530	6,421	2,109	32.8
Total operating expenses	29,540	24,073	5,467	22.7
Loss from operations	(8,053)	(4,639)	(3,414)	73.6
Other income (expense):			—
Interest income (expense), net	28	(21)	49	*
Other income (expense), net	57	55	2	3.6
Total other income (expense)	85	34	51	*
Loss before income taxes	(7,968)	(4,605)	(3,363)	73.0
Income tax expense (benefit)	88	(42)	130	*
Net loss	$(8,056)	$(4,563)	$(3,493)	76.6
* Not meaningful.

	Three Months Ended March 31,
	2017	2016
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue	24.2	26.2
Gross profit	75.8	73.8
Operating expenses:
Sales and marketing	56.6	51.2
Research and development	17.5	15.8
General and administrative	30.1	24.4
Total operating expenses	104.3	91.4
Loss from operations	(28.4)	(17.6)
Other income (expense):
Interest income (expense), net	0.1	(0.1)
Other income (expense), net	0.2	0.2
Total other income (expense)	0.3	0.1
Loss before income taxes	(28.1)	(17.5)
Income tax expense (benefit)	0.3	(0.2)
Net loss	(28.4)	(17.3)
Reclassification
Certain prior period amounts included on the condensed consolidated statements of operations have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on our reported gross profit or net loss for the three months ended March 31, 2016.

Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$1,059	$1,243
Sales and marketing	273	307
Research and development	111	122
General and administrative	290	423
Total depreciation and amortization expense	$1,733	$2,095
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
Comparison of Q1 2017 to Q1 2016
Revenue increased by 7.5%, or $2.0 million, to $28.3 million for the three months ended March 31, 2017 due to an increase in the average revenue per customer.
On a trailing three-month basis, average revenue per customer increased 7.8%, to $9,823 for the three months ended March 31, 2017 as compared to $9,115 for the three months ended ended March 31, 2016. The increase in the average revenue per customer was primarily driven by the growth of our marketplaces solution. This growth was largely attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the period. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they generate a higher amount of GMV from which we derive revenue and in some cases they may subscribe to additional modules on our platform, thereby increasing our subscription revenue.
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
Comparison of Q1 2017 to Q1 2016
Cost of revenue remained relatively stable for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 as a result of our focused efforts to control these costs and gradually scale the business to improve gross margin over time.

OPERATING EXPENSES
SALES AND MARKETING EXPENSE

Sales and marketing expense consists primarily of:

•	Salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses, stock-based compensation and commissions;

•	Marketing, advertising and promotional event programs; and

•	Corporate communications.
Comparison of Q1 2017 to Q1 2016
Sales and marketing expense increased by 18.8%, or $2.5 million, to $16.0 million for the three months ended March 31, 2017, with the change being comprised of increases of:

•
$1.5 million in our marketing and advertising expenses and promotional event programs, mainly due to costs associated with our annual Catalyst event and the timing of the event. Our Catalyst event was held during the first quarter in 2017 compared to the second quarter in 2016; and

•	$0.9 million in compensation and employee-related costs, mainly due to additional headcount to drive revenue growth.
RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of:

•	Salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation;

•	Costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology; and

•	Consulting.
Comparison of Q1 2017 to Q1 2016
Research and development expense increased by 19.6%, or $0.8 million, to $5.0 million for the three months ended March 31, 2017, with the change being comprised of an increase of $0.7 million in compensation and employee-related costs, mainly due to additional headcount to support our growth and the enhancement of our product offerings.

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
Comparison of Q1 2017 to Q1 2016
General and administrative expense increased by 32.8%, or $2.1 million, to $8.5 million for the three months ended March 31, 2017, with the change being comprised of increases (decreases) of:

•	$2.5 million one-time charge in connection with entering into VDAs with certain jurisdictions related to our potential unpaid sales tax obligations; and

•	$(0.3) million in bad debt expense driven by lower bad debt write-offs and reductions to our allowance for doubtful accounts based on collections activities.
GROSS AND OPERATING MARGINS

Comparison of Q1 2017 to Q1 2016
Gross margin improved by 200 basis points to 75.8% during the three months ended March 31, 2017 as a result of the increase in revenue and decrease in cost of revenue noted above. Our improved gross margin was a result of our continuing strategic efforts to achieve increasing scale in our business operations.
Operating margin declined to (28.4)% during the three months ended March 31, 2017 due to increases in operating expenses of 22.7%, primarily driven by the $2.5 million one-time charge related to the sales tax VDAs mentioned above. These operating expenses exceeded the 7.5% increase in revenue and 1.0% decrease in cost of revenue.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended March 31, 2017, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K for fiscal 2016.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements included in this report for a full description of recent accounting pronouncements.
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
Q1 2017
Operating Activities
Our cash provided by operating activities consisted of a net loss adjusted for certain non-cash items, which consisted of stock compensation expense, depreciation and amortization expense, bad debt expense (recovery) and other non-cash items, principally the amortization of a lease incentive obligation related to our new corporate headquarters.
The net increase in cash resulting from changes in working capital primarily consisted of:

•
a $2.3 million decrease in prepaid expenses and other assets, primarily related to certain customer arrangements for which we collect and remit monthly activity-based fees incurred for specific channels on behalf of our customers. We record the amounts due from customers as a result of these arrangements as other receivables;

•	a $1.7 million decrease in accounts receivable as a result of increased cash collections during the period; and

•
a $1.1 million increase in deferred revenue as a result of an increased number of customers prepaying for subscription services invoiced on a semi-annual and annual basis; partially offset by a decrease in cash due to

•
a $2.6 million decrease in accounts payable primarily driven by timing of payments to our vendors during the period, partially offset by a $1.4 million increase in accrued expenses primarily due to a one-time charge in connection with our entering into VDAs related to our potential unpaid sales tax obligations, as well as expenses related to our annual Catalyst event. These increases in accrued expenses were partially offset by a decrease in our activity-based fees incurred for specific channels on behalf of our customers.

Investing Activities
Our cash used in investing activities consisted of:

•	$0.4 million of capital expenditures primarily related to the purchase of computer equipment; and

•	$0.1 million of internal-use software development costs.
Financing Activities
Our cash used in financing activities consisted of:

•	$1.7 million used for the payment of taxes related to the net-share settlement of restricted stock units;

•	$0.6 million used for the repayment of capital leases; and

•	$0.2 million in cash received upon the exercise of stock options.
Q1 2016
Operating Activities
Our cash provided by operating activities consisted of a net loss adjusted for certain non-cash items, which consisted of stock compensation expense, depreciation and amortization expense and bad debt expense.
The net increase in cash resulting from changes in working capital primarily consisted of:

•
a $2.5 million decrease in prepaid expenses and other assets, primarily related to the receipt of cash for a lease incentive related to our new corporate headquarters, as well as increased collections for certain customer arrangements whereby we collect and remit monthly activity-based fees incurred on specific channels on behalf of our customers;

•	a $1.9 million increase in deferred revenue of as a result of an increased number of customers prepaying for subscription services invoiced on a semi-annual and annual basis;

•	a $0.5 million decrease in accounts receivable as a result of increased cash collections during the period; partially offset by a decrease in cash due to

•	a $3.1 million decrease in accounts payable and accrued expenses, primarily driven by accrued bonuses related to the year ended December 31, 2015 that were paid in the first quarter of 2016.
Investing Activities
Our cash used in investing activities consisted of:

•	$0.6 million of capital expenditures primarily related to the purchase of computer equipment; and

•	$0.1 million of internal-use software development costs.
Financing Activities
Our cash used in financing activities consisted of:

•	$1.1 million used for the payment of taxes related to the net-share settlement of restricted stock units;

•	$0.1 million used for the repayment of capital leases;

•	$0.1 million used for the payment of our acquisition-related contingent consideration; partially offset by

•	$0.3 million in cash received upon the exercise of stock options.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission, or SEC, Regulation S-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the three months ended March 31, 2017, there were no material changes to our market risks, which are disclosed in our Annual Report on Form 10-K for fiscal 2016.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to litigation and claims arising in the ordinary course of business, but we are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.
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
We incurred net losses of $8.1 million and $8.0 million during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively, and we had an accumulated deficit of $171.6 million as of March 31, 2017. It is possible that our operating expenses will increase in the foreseeable future as we invest in increased sales and marketing and research and development efforts. To achieve profitability, we will need to either increase our revenue sufficiently to offset increasing expenses or reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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

CHANNELADVISOR CORPORATION

Date:	May 4, 2017	By:	/s/ Mark E. Cook
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

10.1	* +	Schedule of Compensation for Non-Employee Directors, adopted effective as of February 22, 2017.

31.1	*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Indicates management contract or compensatory plan.

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