Form 10-Q
period 2017-06-30
CHANNELADVISOR CORP
filed 2017-08-03
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 20, 2017 was 26,431,333.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,879	$65,420
Accounts receivable, net of allowance of $362 and $594 as of June 30, 2017 and December 31, 2016, respectively	21,779	19,445
Prepaid expenses and other current assets	9,752	10,972
Total current assets	89,410	95,837
Property and equipment, net	11,782	13,252
Goodwill	23,486	21,632
Intangible assets, net	2,821	2,660
Long-term deferred tax assets, net	5,423	5,244
Other assets	694	533
Total assets	$133,616	$139,158
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,598	$4,709
Accrued expenses	11,315	11,067
Deferred revenue	25,974	23,474
Other current liabilities	5,564	4,450
Total current liabilities	45,451	43,700
Long-term capital leases, net of current portion	1,047	1,262
Lease incentive obligation	3,767	4,206
Other long-term liabilities	3,723	2,993
Total liabilities	53,988	52,161
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,430,495 and 25,955,759 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	26	26
Additional paid-in capital	256,295	252,158
Accumulated other comprehensive loss	(1,077)	(1,612)
Accumulated deficit	(175,616)	(163,575)
Total stockholders’ equity	79,628	86,997
Total liabilities and stockholders’ equity	$133,616	$139,158
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$30,004	$27,098	$58,333	$53,445
Cost of revenue	6,520	6,863	13,362	13,776
Gross profit	23,484	20,235	44,971	39,669
Operating expenses:
Sales and marketing	15,627	15,743	31,666	29,240
Research and development	5,147	4,410	10,118	8,565
General and administrative	6,678	6,822	15,208	13,243
Total operating expenses	27,452	26,975	56,992	51,048
Loss from operations	(3,968)	(6,740)	(12,021)	(11,379)
Other income (expense):
Interest income (expense), net	54	(1)	82	(22)
Other income (expense), net	13	(8)	70	47
Total other income (expense)	67	(9)	152	25
Loss before income taxes	(3,901)	(6,749)	(11,869)	(11,354)
Income tax expense (benefit)	84	(22)	172	(64)
Net loss	$(3,985)	$(6,727)	$(12,041)	$(11,290)
Net loss per share:
Basic and diluted	$(0.15)	$(0.26)	$(0.46)	$(0.44)
Weighted average common shares outstanding:
Basic and diluted	26,380,031	25,520,847	26,219,348	25,406,626
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(3,985)	$(6,727)	$(12,041)	$(11,290)
Other comprehensive gain (loss):
Foreign currency translation adjustments	325	(237)	535	(102)
Total comprehensive loss	$(3,660)	$(6,964)	$(11,506)	$(11,392)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(12,041)	$(11,290)
Adjustments to reconcile net loss to cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	3,436	4,055
Bad debt expense	113	395
Stock-based compensation expense	6,292	7,342
Other items, net	(279)	(530)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(2,157)	(5)
Prepaid expenses and other assets	1,193	2,232
Accounts payable and accrued expenses	276	(358)
Deferred revenue	3,070	4,321
Cash and cash equivalents (used in) provided by operating activities	(97)	6,162
Cash flows from investing activities
Purchases of property and equipment	(543)	(732)
Payment of internal-use software development costs	(159)	(151)
Acquisition, net of cash acquired	(2,177)	—
Cash and cash equivalents used in investing activities	(2,879)	(883)
Cash flows from financing activities
Repayment of capital leases	(2,439)	(1,463)
Proceeds from exercise of stock options	339	417
Payment of contingent consideration	—	(236)
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(2,494)	(1,904)
Cash and cash equivalents used in financing activities	(4,594)	(3,186)
Effect of currency exchange rate changes on cash and cash equivalents	29	(197)
Net (decrease) increase in cash and cash equivalents	(7,541)	1,896
Cash and cash equivalents, beginning of period	65,420	60,474
Cash and cash equivalents, end of period	$57,879	$62,370
Supplemental disclosure of cash flow information
Cash paid for interest	$93	$88
Cash paid for income taxes, net	$144	$90
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$557	$192
Capital lease obligations entered into for the purchase of fixed assets	$567	$—
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS
ChannelAdvisor Corporation ("ChannelAdvisor" or the "Company") was incorporated in the state of Delaware and capitalized in June 2001. The Company began operations in July 2001. ChannelAdvisor is a provider of software-as-a-service, or SaaS, solutions and our mission is to connect and optimize the world's commerce. ChannelAdvisor's e-commerce cloud platform helps retailers and branded manufacturers worldwide improve their online performance by expanding sales channels, connecting with consumers around the world, optimizing their operations for peak performance and providing actionable analytics to improve competitiveness. The Company is headquartered in Morrisville, North Carolina and has international offices in England, Ireland, Germany, Australia, Brazil, China and Spain.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss and cash flows. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2016 ("fiscal 2016"), which are included in the Company’s Annual Report on Form 10-K for fiscal 2016. There have been no material changes to the Company’s significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2016.
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

The Company formed a project team to evaluate and direct the implementation of the new revenue recognition standard and related amendments. The project team developed an implementation plan centered around specific functional areas that may be impacted by the standard and its amendments, including accounting and reporting, information technology ("IT"), internal audit and contracts and legal, among others. This team has recently completed certain IT updates to the Company's accounting system to support recognition and disclosure under the new standard, and is continuing to make additional updates to facilitate the standard's adoption. The project team completed an initial contract assessment on a sample of contracts and analyzed the Company's contract portfolio and associated contract costs. The team is finalizing the Company's accounting positions under ASU 2014-09, as amended, including the significant judgments and estimates required, and is assessing the potential changes to internal controls. The project team has reported the findings and progress of the implementation plan to management and to the Audit Committee on a frequent basis over the last two years and will continue to do so as the effective date of the new standard approaches.
The Company anticipates that the adoption of the new standard will impact the timing of revenue recognition of fixed fees for its contracts, as well as the accounting for costs to obtain contracts. For managed-service contracts, the Company currently defers revenue until the completion of the implementation services, at which point the Company recognizes a cumulative catch-up adjustment equal to the revenue earned during the implementation period but previously deferred. The remaining balance of these fixed fees is recognized ratably over the remaining term of the contract. Under the new standard, the Company expects revenue recognition for the managed-service subscription and implementation fees to begin on the launch date and to be recognized over time through the contract end date, with no cumulative catch-up adjustment on the launch date. Further, the Company currently expenses sales commissions and related bonuses as incurred. Under the new standard, the Company will be required to defer and amortize a portion of these contract costs.
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

The Company adopted this standard effective January 1, 2017. As a result of this adoption, the Company recognized $8.2 million of deferred tax assets attributable to accumulated excess tax benefits that under the previous guidance could not be recognized until the benefits were realized through a reduction in income taxes payable. This adjustment was applied using a modified retrospective method with a cumulative-effect adjustment to the accumulated deficit for the excess tax benefits not previously recognized. However, given the full valuation allowance of $8.2 million placed on the additional deferred tax assets, the recognition upon adoption had no impact on the Company's accumulated deficit as of January 1, 2017. Further, the Company has elected to continue to estimate forfeitures to determine the amount of compensation cost to be recognized in each period.

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

3. STOCKHOLDERS' EQUITY
The following table summarizes the stockholders' equity activity for the six months ended June 30, 2017 (in thousands):

Balance as of December 31, 2016	$86,997
Exercise of stock options and vesting of restricted stock units	339
Stock-based compensation expense	6,292
Statutory tax withholding related to net-share settlement of restricted stock units	(2,494)
Net loss	(12,041)
Foreign currency translation adjustments	535
Balance as of June 30, 2017	$79,628
4. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS
Business Combinations
On May 26, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company acquired all of the issued and outstanding shares of HubLogix Commerce Corp. ("HubLogix") (now ChannelAdvisor Fulfillment, Inc.), a fulfillment and logistics platform that automates order management by connecting online storefronts and marketplaces to distribution and fulfillment centers. The Company acquired HubLogix to further enhance its fulfillment network offering and capabilities.
Under the Merger Agreement, the Company paid an aggregate purchase price of $2.3 million for HubLogix, all of which was paid in cash, which amount is subject to adjustment as set forth in the Merger Agreement. The purchase price includes $0.4 million that has been placed into escrow to secure the indemnification obligations of HubLogix stockholders until November 26, 2018.
The acquisition has been accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"). Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated acquisition-date fair value. The difference between the acquisition-date fair value of the consideration and the estimated fair value of the net assets acquired is recorded as goodwill. Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including acquired workforce, as well as expected future synergies.
Based on management’s provisional assessment of the acquisition-date fair value of the assets acquired and liabilities assumed, the purchase price of $2.3 million has been allocated to the Company’s assets and liabilities on a preliminary basis as follows: $1.9 million to goodwill, $0.5 million to identifiable intangible assets and $0.1 million to working capital as a net current liability. The purchase price allocation in conjunction with the acquisition of HubLogix is subject to change as additional information becomes available. Any adjustments will be made as soon as practicable, but not later than one year from the acquisition date.
The goodwill of $1.9 million arising from the acquisition of HubLogix consists largely of the acquired workforce, the expected company-specific synergies and the opportunity to expand the Company’s product offerings to customers. The goodwill recognized is not deductible for income tax purposes.
The Company incurred transaction costs in connection with the acquisition of $0.3 million, which are included in general and administrative expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2017.
Comparative pro forma financial information for this acquisition has not been presented because the acquisition is not material to the Company’s consolidated results of operations.

Goodwill and Intangible Assets
The following table shows the changes in the carrying amount of goodwill for the six months ended June 30, 2017 (in thousands):

Balance as of December 31, 2016	$21,632
Goodwill attributable to the HubLogix acquisition	1,854
Balance as of June 30, 2017	$23,486
There were no changes to the Company's goodwill during the year ended December 31, 2016.
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
Amortization expense associated with the Company's intangible assets was $0.2 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and was $0.3 million for each of the six months ended June 30, 2017 and 2016.
5. COMMITMENTS
Sales Tax
During the first quarter of 2017, the Company completed its analysis with regard to potential unpaid sales tax obligations. Based on the results of this analysis, the Company has made the decision to enter into voluntary disclosure agreements ("VDAs") with certain jurisdictions to reduce the Company’s potential sales tax liability. VDAs generally provide for a maximum look-back period, a waiver of penalties and, at times, interest as well as payment arrangements. The Company's estimated aggregate VDA liability is $2.5 million, which was recorded as a one-time charge in general and administrative expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2017. This amount represents the Company's estimate of its potential unpaid sales tax liability through the anticipated look-back periods including interest, where applicable, in all jurisdictions in which the Company intends to enter into VDAs. If any of the tax authorities reject the Company's VDA applications or offer terms that are other than what the Company is anticipating, or if the VDAs do not resolve all potential unpaid sales tax obligations, then it is possible that the actual aggregate unpaid sales tax liability may be higher or lower than the Company's estimate. The Company expects to have the VDA process complete within the next nine months following the date of filing this Quarterly Report on Form 10-Q.
6. STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$197	$342	$494	$611
Sales and marketing	1,214	1,369	1,990	2,490
Research and development	503	546	1,071	989
General and administrative	1,454	1,660	2,737	3,252
	$3,368	$3,917	$6,292	$7,342

During the six months ended June 30, 2017, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Stock options	597,034	$4.21
Restricted stock units ("RSUs")	1,278,347	10.45
Total share-based awards	1,875,381	8.46

7. NET LOSS PER SHARE
Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three and six months ended June 30, 2017 and 2016:

	Three and Six Months Ended June 30,
	2017	2016
Stock options	2,196,719	1,814,252
RSUs	2,616,117	2,496,454
8. INCOME TAXES
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company’s effective tax rate was (2.2)% and 0.3% for the three months ended June 30, 2017 and 2016, respectively, and (1.4)% and 0.6% for the six months ended June 30, 2017 and 2016, respectively. The tax (expense) benefit for each of the periods was based on state, local and foreign taxes. The Company’s effective tax rate for these periods is lower than the U.S. federal statutory rate of 34% primarily due to operating losses which are subject to a valuation allowance. The Company cannot recognize the tax benefit of operating loss carryforwards generated in certain jurisdictions due to uncertainties relating to future taxable income in those jurisdictions in terms of both its timing and its sufficiency, which would enable the Company to realize the benefits of those carryforwards. The Company began recognizing tax expense during the 2017 interim periods compared to having recognized tax benefits during the 2016 interim periods. This was in part a result of releasing valuation allowances in certain foreign jurisdictions during the fourth quarter of 2016. In addition, during the interim periods in 2017, the Company no longer had sufficient deferred tax liabilities in one of its foreign subsidiaries necessary to realize the tax benefit of all of its deferred tax assets for that same foreign subsidiary. The Company recorded a valuation allowance against the deferred tax assets of that foreign subsidiary, net of deferred tax liabilities. As a result, the Company is not currently permitted to recognize the tax benefit of that subsidiary’s losses.
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
Substantially all assets were held in the United States during the six months ended June 30, 2017 and 2016. The table below summarizes revenue by geography for the three and six months ended June 30, 2017 and 2016 (in thousands). The Company categorizes domestic and international revenue from customers based on their billing address.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Domestic	$23,691	$21,049	$46,198	$41,473
International	6,313	6,049	12,135	11,972
Total revenue	$30,004	$27,098	$58,333	$53,445

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
We are a leading provider of software-as-a-service, or SaaS, solutions and our mission is to connect and optimize the world's commerce. Our e-commerce cloud platform helps retailers and branded manufacturers worldwide improve their online performance by expanding sales channels, connecting with consumers around the world, optimizing their operations for peak performance and providing actionable analytics to improve competitiveness. Our customers include the online businesses of traditional retailers, online retailers and branded manufacturers (manufacturers that market the products they produce under their own name), as well as advertising agencies that use our solutions on behalf of their clients. Through our platform, we enable our customers to connect with new and existing sources of demand for their products, including e-commerce marketplaces, such as Amazon, eBay, Jet.com, Newegg, Sears and Walmart, search engines and comparison shopping websites, such as Google, Microsoft's Bing and Nextag, and social channels, such as Facebook, Instagram and Pinterest. Our suite of solutions, accessed through a standard web browser, provides our customers with a single, integrated user interface to manage their product listings, inventory availability, pricing optimization, search terms, orders and fulfillment, as well as data analytics and other critical functions across these channels. We also offer solutions that allow branded manufacturers to send their web visitors or digital marketing audiences directly to authorized resellers and to gain insight into consumer behavior. Our proprietary cloud-based technology platform delivers significant breadth, scalability and flexibility.
EXECUTIVE OVERVIEW

FINANCIAL RESULTS

•	Total revenue of $30.0 million and $58.3 million for the three and six months ended June 30, 2017 increased 10.7% and 9.1%, respectively, from the comparable prior year periods;

•	Average revenue per customer of $41,029 for the twelve months ended June 30, 2017 increased 10.9% compared with $37,000 for the twelve months ended June 30, 2016;

•
Revenue was comprised of 75.3% and 24.7% fixed and variable subscription fees, respectively, for the three months ended June 30, 2017 compared with fixed and variable subscription fees of 77.3% and 22.7%, respectively, for the three months ended June 30, 2016. Revenue was comprised of 76.6% and 23.4% fixed and variable subscription fees, respectively, for the six months ended June 30, 2017, compared with fixed and variable subscription fees of 77.1% and 22.9%, respectively, for the six months ended June 30, 2016;

•
Revenue derived from customers located outside of the United States as a percentage of total revenue was 21.0% and 20.8% for the three and six months ended June 30, 2017, respectively, compared to 22.3% and 22.4% for the comparable prior periods;

•	Gross margin of 78.3% and 77.1% for the three and six months ended June 30, 2017, respectively, improved by 360 basis points and 290 basis points, respectively, from the comparable prior year periods;

•
Operating margin of (13.2)% and (20.6)% for the three and six months ended June 30, 2017, respectively, improved compared to operating margin of (24.9)% and (21.3)% for the comparable prior year periods;

•
Net loss of $(4.0) million for the three months ended June 30, 2017 decreased compared to net loss of $(6.7) million for the comparable prior year period, and net loss of $(12.0) million for the six months ended June 30, 2017 increased compared to net loss of $(11.3) million for the comparable prior year period;

•
Adjusted EBITDA of $1.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively, increased compared to adjusted EBITDA of $(0.9) million and $0.1 million for the comparable prior year periods;

•	Cash and cash equivalents was $57.9 million at June 30, 2017 compared with $65.4 million at December 31, 2016; and

•	Operating cash flow was $(0.1) million for the six months ended June 30, 2017 compared to $6.2 million for the six months ended June 30, 2016.
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

•
Evolving Fulfillment Landscape. Consumers have been conditioned to expect fast, efficient delivery of products. We believe that determining and executing on a fulfillment strategy is critical to success for online sellers. Therefore, it will be increasingly important for us to facilitate and optimize fulfillment services on behalf of our customers, which in turn may result in additional research and development investment. We believe our acquisition of HubLogix will further enhance the Company's fulfillment offering and strategy.

•
Focus on Employees. None of our success would be possible without our team. We strive to provide our employees competitive compensation and benefits programs to help drive the success of our customers. We increased headcount by 9.0% from June 30, 2016 to June 30, 2017 to help drive revenue growth and support our overall operations.

•
Shifts in Foreign Currency. Our operations in the United Kingdom were impacted by the 11.4% decline in the average exchange rate of the British Pound Sterling against the U.S. Dollar for the six months ended June 30, 2017 as compared to the comparable prior year period. The decline of the British Pound Sterling against the U.S. Dollar resulted in a $0.5 million decrease in revenue for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and a $1.0 million decrease in revenue for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

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

•
Increasing Complexity and Fragmentation of E-commerce. Although e-commerce continues to expand as retailers and branded manufacturers continue to increase their online sales, it is also becoming more complex and fragmented due to the hundreds of channels available to retailers and branded manufacturers and the rapid pace of change and innovation across those channels. In order to gain consumers’ attention in a more crowded and competitive online marketplace, many retailers and an increasing number of branded manufacturers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of large online retailers and branded manufacturers, and as a result we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth. As of June 30, 2017, we supported over 70 marketplaces.

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

KEY FINANCIAL AND OPERATING METRICS

The average revenue generated by our customers is a primary determinant of our revenue. We calculate this metric by dividing our revenue for a particular period by the average monthly number of customers during the period, which is calculated by taking the sum of the number of customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per customer in absolute dollars on a trailing twelve-month, or TTM, basis, but we may also calculate percentage changes in average revenue per customer on a quarterly basis in order to help us evaluate our period-over-period performance. For purposes of this metric and the number of customers metric described below, we include all customers who subscribe to at least one of our solutions, excluding customers acquired from our acquisition of HubLogix and customers subscribing only to certain legacy product offerings that are no longer part of our strategic focus.
The number of customers increased slightly during the second quarter of 2017 compared to the second quarter of 2016. The graphical presentation above does not include approximately 50 net new customers acquired from our acquisition of HubLogix during the second quarter of 2017. We continue our focus on obtaining large retailer and branded manufacturer customers, which may represent a smaller number of customers, but a potentially larger source of predictable or sustaining recurring revenue.

Adjusted EBITDA represents our earnings before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted to eliminate stock-based compensation expense and, for the six months ended June 30, 2017, a $2.5 million one-time charge in connection with our decision to enter into VDAs with certain jurisdictions. Refer to Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information regarding this one-time charge. We believe that adjusted EBITDA provides useful information to management and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner that we do. Please refer to "—Adjusted EBITDA" below for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most comparable U.S. GAAP measurement.

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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(3,985)	$(6,727)	$(12,041)	$(11,290)
Adjustments:
Interest (income) expense, net	(54)	1	(82)	22
Income tax expense (benefit)	84	(22)	172	(64)
Depreciation and amortization expense	1,703	1,960	3,436	4,055
Total adjustments	1,733	1,939	3,526	4,013
EBITDA	(2,252)	(4,788)	(8,515)	(7,277)
Stock-based compensation expense	3,368	3,917	6,292	7,342
One-time charge for VDAs related to sales taxes	—	—	2,539	—
Adjusted EBITDA	$1,116	$(871)	$316	$65

RESULTS OF OPERATIONS

The following tables set forth our condensed consolidated statement of operations data and such data expressed as a percentage of revenues for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		Period-to-Period Change
	2017	2016	2017	2016	Q2 2017 to Q2 2016		YTD 2017 to YTD 2016
(dollars in thousands)
Revenue	$30,004	$27,098	$58,333	$53,445	$2,906	10.7%	$4,888	9.1%
Cost of revenue	6,520	6,863	13,362	13,776	(343)	(5.0)	(414)	(3.0)
Gross profit	23,484	20,235	44,971	39,669	3,249	16.1	5,302	13.4
Operating expenses:							—
Sales and marketing	15,627	15,743	31,666	29,240	(116)	(0.7)	2,426	8.3
Research and development	5,147	4,410	10,118	8,565	737	16.7	1,553	18.1
General and administrative	6,678	6,822	15,208	13,243	(144)	(2.1)	1,965	14.8
Total operating expenses	27,452	26,975	56,992	51,048	477	1.8	5,944	11.6
Loss from operations	(3,968)	(6,740)	(12,021)	(11,379)	2,772	(41.1)	(642)	5.6
Other income (expense):
Interest income (expense), net	54	(1)	82	(22)	55	*	104	*
Other income (expense), net	13	(8)	70	47	21	*	23	*
Total other income (expense)	67	(9)	152	25	76	*	127	*
Loss before income taxes	(3,901)	(6,749)	(11,869)	(11,354)	2,848	(42.2)	(515)	4.5
Income tax expense (benefit)	84	(22)	172	(64)	106	*	236	*
Net loss	$(3,985)	$(6,727)	$(12,041)	$(11,290)	$2,742	(40.8)	$(751)	6.7
* Not meaningful.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	21.7	25.3	22.9	25.8
Gross profit	78.3	74.7	77.1	74.2
Operating expenses:
Sales and marketing	52.1	58.1	54.3	54.7
Research and development	17.2	16.3	17.3	16.0
General and administrative	22.3	25.2	26.1	24.8
Total operating expenses	91.5	99.6	97.7	95.5
Loss from operations	(13.2)	(24.9)	(20.6)	(21.3)
Other income (expense):
Interest income (expense), net	0.2	0.0	0.1	0.0
Other income (expense), net	0.0	0.0	0.1	0.1
Total other income (expense)	0.2	0.0	0.3	0.1
Loss before income taxes	(13.0)	(24.9)	(20.3)	(21.2)
Income tax expense (benefit)	0.3	(0.1)	0.3	(0.1)
Net loss	(13.3)%	(24.8)%	(20.6)%	(21.1)%
Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$1,066	$1,145	$2,125	$2,388
Sales and marketing	256	280	529	587
Research and development	111	112	222	234
General and administrative	270	423	560	846
Total depreciation and amortization expense	$1,703	$1,960	$3,436	$4,055
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

We recognize revenue derived from fixed subscription fees and implementation fees ratably over the contract period once four conditions have been satisfied:

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
Comparison of Q2 2017 to Q2 2016
Revenue increased by 10.7%, or $2.9 million, to $30.0 million for the three months ended June 30, 2017 due to an increase in the average revenue per customer as well as an increase in the number of customers.
On a trailing three-month basis, average revenue per customer increased 10.4%, to $10,415 for the three months ended June 30, 2017 as compared to $9,435 for the three months ended June 30, 2016. The increase in the average revenue per customer was primarily driven by the growth of our marketplaces solution. This growth was largely attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the period. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they generate a higher amount of GMV from which we derive revenue and in some cases they may subscribe to additional modules on our platform, thereby increasing our subscription revenue.
Comparison of YTD 2017 to YTD 2016
Revenue increased by 9.1%, or $4.9 million, to $58.3 million for the six months ended June 30, 2017 due to an increase in the average revenue per customer as well as an increase in the number of customers.
On a trailing six-month basis, average revenue per customer increased 9.1%, to $20,238 for the six months ended June 30, 2017 as compared to $18,549 for the six months ended June 30, 2016.

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
Comparison of Q2 2017 to Q2 2016
Cost of revenue decreased by 5.0%, or $0.3 million, to $6.5 million for the three months ended June 30, 2017, with the change being comprised primarily of a decrease in compensation and employee-related costs, including stock-based compensation expense.
Comparison of YTD 2017 to YTD 2016
Cost of revenue decreased by 3.0%, or $0.4 million, to $13.4 million for the six months ended June 30, 2017, with the change being comprised primarily of a decrease in compensation and employee-related costs, including stock-based compensation expense.
OPERATING EXPENSES
SALES AND MARKETING EXPENSE

Sales and marketing expense consists primarily of:

•	Salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses, stock-based compensation and commissions;

•	Marketing, advertising and promotional event programs; and

•	Corporate communications.
Comparison of Q2 2017 to Q2 2016
Sales and marketing expense decreased by 0.7%, or $0.1 million, to $15.6 million for the three months ended June 30, 2017, with the change being comprised of a $0.6 million decrease in our marketing and advertising expenses, promotional event programs and travel, mainly due to costs associated with our annual Catalyst event and the timing of the event. Our Catalyst event was held during the first quarter in 2017 compared to the second quarter in 2016. This decrease was partially offset by a $0.6 million increase in compensation and employee-related costs, mainly due to additional headcount to drive revenue growth.
Comparison of YTD 2017 to YTD 2016
Sales and marketing expense increased by 8.3%, or $2.4 million, to $31.7 million for the six months ended June 30, 2017, with the change being comprised of increases of:

•	$1.5 million in compensation and employee-related costs, mainly due to additional headcount; and

•	$0.9 million in marketing and advertising expenses, promotional event programs and travel costs.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of:

•	Salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation;

•	Costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology; and

•	Consulting expenses.
Comparison of Q2 2017 to Q2 2016
Research and development expense increased by 16.7%, or $0.7 million, to $5.1 million for the three months ended June 30, 2017, with the change being comprised primarily of an increase of $0.6 million in compensation and employee-related costs, mainly due to additional headcount to support our growth and the enhancement of our product offerings.
Comparison of YTD 2017 to YTD 2016
Research and development expense increased by 18.1%, or $1.6 million, to $10.1 million for the six months ended June 30, 2017, with the change being comprised of increases of:

•	$1.3 million in compensation and employee-related costs, mainly due to additional headcount; and

•	$0.3 million increase in software and hosting expenses.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of:

•	Salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation;

•	Consulting and professional fees;

•	Insurance;

•	Bad debt expense; and

•	Costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies.
Comparison of Q2 2017 to Q2 2016
General and administrative expense decreased by 2.1%, or $0.1 million, to $6.7 million for the three months ended June 30, 2017, with the change being comprised primarily of a decrease of $0.2 million in compensation and employee-related costs, specifically stock-based compensation expense, partially offset by $0.3 million of expenses incurred in conjunction with our acquisition of HubLogix during the second quarter of 2017.
Comparison of YTD 2017 to YTD 2016
General and administrative expense increased by 14.8%, or $2.0 million, to $15.2 million for the six months ended June 30, 2017, with the change being comprised primarily of increases (decreases) of:

•	$2.5 million one-time charge in connection with entering into VDAs with certain jurisdictions related to our potential unpaid sales tax obligations;

•	$0.3 million of expenses incurred in conjunction with our acquisition of HubLogix during the second quarter of 2017;

•	$(0.3) million in bad debt expense driven by lower bad debt write-offs and reductions to our allowance for doubtful accounts based on collections activities; and

•	$(0.2) million in compensation and employee-related costs, primarily related to a decrease in stock-based compensation expense, partially offset by increases due to additional headcount.
GROSS AND OPERATING MARGINS

Comparison of Q2 2017 to Q2 2016
Gross margin improved by 360 basis points to 78.3% during the three months ended June 30, 2017 as a result of the increase in revenue and decrease in cost of revenue noted above. Our improved gross margin was a result of our continuing strategic efforts to achieve increasing scale in our business operations.
Operating margin improved by 1170 basis points to (13.2)% during the three months ended June 30, 2017 due to our 10.7% increase in revenue and 5.0% decrease in cost of revenue, which exceeded increases in operating expenses of 1.8%.

Comparison of YTD 2017 to YTD 2016
Gross margin improved by 290 basis points to 77.1% during the six months ended June 30, 2017 as a result of the increase in revenue and decrease in cost of revenue noted above.
Operating margin improved by 70 basis points to (20.6)% during the six months ended June 30, 2017 due to our 9.1% increase in revenue and 3.0% decrease in cost of revenue, which exceeded increases in operating expenses of 11.6%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended June 30, 2017, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K for fiscal 2016.
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
CASH FLOWS
Operating activities cash flows are largely driven by:

•	The amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business;

•	The amount and timing of customer payments; and

•	The seasonality of our business, as noted above, which results in variations in the timing of invoicing and the receipt of payments from our customers.
Investing activities cash flows are largely driven by:

•	Acquisitions, net of cash acquired;

•	Capitalized expenditures to create internally developed software and implement software purchased for internal use; and

•	Purchases of property and equipment to support the expansion of our infrastructure and acquisitions.
Financing activities cash flows are largely driven by:

•	Proceeds from the exercises of stock options;

•	Payments on capital lease obligations;

•	Tax withholdings related to the net-share settlement of restricted stock units; and

•	Acquisition-related contingent consideration.
YTD 2017
Operating Activities
Our cash used in operating activities consisted of a net loss of $12.0 million adjusted for certain non-cash items totaling $9.6 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, principally the amortization of a lease incentive obligation related to our corporate headquarters.
The net increase in cash resulting from changes in working capital of $2.4 million primarily consisted of:

•	a $3.1 million increase in deferred revenue as a result of an increased number of customers prepaying for subscription services invoiced on a semi-annual and annual basis;

•
a $1.2 million decrease in prepaid expenses and other assets, primarily related to certain customer arrangements for which we collect and remit monthly activity-based fees incurred for specific channels on behalf of our customers. We record the amounts due from customers as a result of these arrangements as other receivables; and

•
a $2.4 million increase in accrued expenses primarily due to a one-time charge in connection with our decision to enter into VDAs related to our potential unpaid sales tax obligations, partially offset by a $2.1 million decrease in accounts payable primarily driven by timing of payments to our vendors during the period; partially offset by a decrease in cash due to

•	a $2.2 million increase in accounts receivable which is a result of increased revenue and customer growth.
Investing Activities
Our cash used in investing activities consisted of:

•	$2.2 million for the acquisition of HubLogix, net of cash acquired;

•	$0.5 million of capital expenditures primarily related to the purchase of computer equipment; and

•	$0.2 million of internal-use software development costs.
Financing Activities
Our cash used in financing activities consisted of:

•	$2.5 million used for the payment of taxes related to the net-share settlement of restricted stock units;

•	$2.4 million used for the repayment of capital leases; and

•	$0.3 million in cash received upon the exercise of stock options.
YTD 2016
Operating Activities
Our cash provided by operating activities consisted of a net loss of $11.3 million adjusted for certain non-cash items totaling $11.3 million, which consisted of stock-based compensation expense, depreciation and amortization expense and bad debt expense.

The net increase in cash resulting from changes in working capital of $6.2 million primarily consisted of:

•	a $4.3 million increase in deferred revenue of as a result of an increased number of customers prepaying for subscription services invoiced on a semi-annual and annual basis;

•
a $2.2 million decrease in prepaid expenses and other assets, primarily related to the receipt of cash for a lease incentive related to our corporate headquarters, as well as increased collections for certain customer arrangements whereby we collect and remit monthly activity-based fees incurred on specific channels on behalf of our customers; and

•	a $1.1 million increase in accounts payable that was primarily driven by timing of payments to our vendors during the period; partially offset by a decrease in cash due to

•	a $1.5 million decrease in accrued expenses, primarily driven by accrued bonuses related to the year ended December 31, 2015 that were paid in the first quarter of 2016.
Investing Activities
Our cash used in investing activities consisted of:

•	$0.7 million of capital expenditures primarily related to the purchase of computer equipment; and

•	$0.2 million of internal-use software development costs.
Financing Activities
Our cash used in financing activities consisted of:

•	$1.9 million used for the payment of taxes related to the net-share settlement of restricted stock units;

•	$1.5 million used for the repayment of capital leases;

•	$0.4 million in cash received upon the exercise of stock options; and

•	$0.2 million used for the payment of our acquisition-related contingent consideration in connection with our acquisition of E-Tale Holdings Limited in 2014.

Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission, or SEC, Regulation S-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the six months ended June 30, 2017, there were no material changes to our market risks, which are disclosed in our Annual Report on Form 10-K for fiscal 2016.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We incurred net losses of $12.0 million and $8.0 million during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively, and we had an accumulated deficit of $175.6 million as of June 30, 2017. It is possible that our operating expenses will increase in the foreseeable future as we invest in increased sales and marketing and research and development efforts. To achieve profitability, we will need to either increase our revenue sufficiently to offset increasing expenses or reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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
Since launching our international operations in 2004, we have expanded, and expect to further expand, our operations internationally by opening offices in new countries and regions worldwide. However, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, taxation systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	recruiting and retaining employees in foreign countries;

•	increased competition from local providers;

•	compliance with applicable foreign laws and regulations;

•	longer sales or collection cycles in some countries;

•	credit risk and higher levels of payment fraud;

•	compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act;

•	currency exchange rate fluctuations;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•	economic and political instability in some countries, including terrorist attacks and civil unrest;

•	less protective intellectual property laws;

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

CHANNELADVISOR CORPORATION

Date:	August 3, 2017	By:	/s/ Mark E. Cook
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