Form 10-Q
period 2017-09-30
CHANNELADVISOR CORP
filed 2017-11-02
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 19, 2017 was 26,569,655.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,178	$65,420
Accounts receivable, net of allowance of $304 and $594 as of September 30, 2017 and December 31, 2016, respectively	21,276	19,445
Prepaid expenses and other current assets	12,249	10,972
Total current assets	87,703	95,837
Property and equipment, net	11,797	13,252
Goodwill	23,486	21,632
Intangible assets, net	2,658	2,660
Long-term deferred tax assets, net	5,580	5,244
Other assets	813	533
Total assets	$132,037	$139,158
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,533	$4,709
Accrued expenses	10,656	11,067
Deferred revenue	26,316	23,474
Other current liabilities	4,807	4,450
Total current liabilities	45,312	43,700
Long-term capital leases, net of current portion	898	1,262
Lease incentive obligation	3,547	4,206
Other long-term liabilities	3,484	2,993
Total liabilities	53,241	52,161
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,481,401 and 25,955,759 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	26	26
Additional paid-in capital	259,334	252,158
Accumulated other comprehensive loss	(893)	(1,612)
Accumulated deficit	(179,671)	(163,575)
Total stockholders’ equity	78,796	86,997
Total liabilities and stockholders’ equity	$132,037	$139,158
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$30,097	$27,992	$88,430	$81,437
Cost of revenue	6,549	6,811	19,911	20,587
Gross profit	23,548	21,181	68,519	60,850
Operating expenses:
Sales and marketing	15,565	13,824	47,231	43,064
Research and development	5,760	4,512	15,878	13,077
General and administrative	6,344	5,525	21,552	18,768
Total operating expenses	27,669	23,861	84,661	74,909
Loss from operations	(4,121)	(2,680)	(16,142)	(14,059)
Other income (expense):
Interest income (expense), net	67	11	149	(11)
Other income (expense), net	36	90	106	137
Total other income (expense)	103	101	255	126
Loss before income taxes	(4,018)	(2,579)	(15,887)	(13,933)
Income tax expense (benefit)	37	(27)	209	(91)
Net loss	$(4,055)	$(2,552)	$(16,096)	$(13,842)
Net loss per share:
Basic and diluted	$(0.15)	$(0.10)	$(0.61)	$(0.54)
Weighted average common shares outstanding:
Basic and diluted	26,439,830	25,723,749	26,293,650	25,513,105
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(4,055)	$(2,552)	$(16,096)	$(13,842)
Other comprehensive gain (loss):
Foreign currency translation adjustments	184	(78)	719	(180)
Total comprehensive loss	$(3,871)	$(2,630)	$(15,377)	$(14,022)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(16,096)	$(13,842)
Adjustments to reconcile net loss to cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	5,041	5,961
Bad debt expense	271	246
Stock-based compensation expense	9,132	10,207
Other items, net	(499)	(769)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(1,674)	2,820
Prepaid expenses and other assets	(1,370)	1,832
Accounts payable and accrued expenses	(51)	(1,251)
Deferred revenue	3,042	4,162
Cash and cash equivalents (used in) provided by operating activities	(2,204)	9,366
Cash flows from investing activities
Purchases of property and equipment	(2,427)	(920)
Payment of internal-use software development costs	(224)	(195)
Acquisition, net of cash acquired	(2,177)	—
Cash and cash equivalents used in investing activities	(4,828)	(1,115)
Cash flows from financing activities
Repayment of capital leases	(2,586)	(2,079)
Proceeds from exercise of stock options	625	821
Payment of contingent consideration	—	(338)
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(2,581)	(2,085)
Cash and cash equivalents used in financing activities	(4,542)	(3,681)
Effect of currency exchange rate changes on cash and cash equivalents	332	(313)
Net (decrease) increase in cash and cash equivalents	(11,242)	4,257
Cash and cash equivalents, beginning of period	65,420	60,474
Cash and cash equivalents, end of period	$54,178	$64,731
Supplemental disclosure of cash flow information
Cash paid for interest	$99	$126
Cash paid for income taxes, net	$151	$110
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$54	$439
Capital lease obligations entered into for the purchase of fixed assets	$567	$1,771
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
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss and cash flows. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2016 ("fiscal 2016"), which are included in the Company’s Annual Report on Form 10-K for fiscal 2016. There have been no material changes to the Company’s significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2016.
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

The Company formed a project team to evaluate and direct the implementation of the new revenue recognition standard and related amendments. The project team developed an implementation plan centered around specific functional areas that may be impacted by the standard and its amendments, including accounting and reporting, information technology ("IT"), internal audit and contracts and legal, among others. This team has recently completed certain IT updates to the Company's accounting system to support recognition and disclosure under the new standard, and is continuing to make additional updates to facilitate the standard's adoption and reporting requirements. The project team completed an initial contract assessment on a sample of contracts and analyzed the Company's contract portfolio and associated contract costs. The team is finalizing the Company's remaining accounting positions under ASU 2014-09, as amended, including certain significant judgments and estimates required, and is currently assessing the potential changes to internal controls and the tax effect implications. The project team has reported the findings and progress of the implementation plan to management and to the Audit Committee on a frequent basis over the last two years and will continue to do so as the effective date of the new standard approaches.
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

3. STOCKHOLDERS' EQUITY
The following table summarizes the stockholders' equity activity for the nine months ended September 30, 2017 (in thousands):

Balance as of December 31, 2016	$86,997
Exercise of stock options and vesting of restricted stock units	625
Stock-based compensation expense	9,132
Statutory tax withholding related to net-share settlement of restricted stock units	(2,581)
Net loss	(16,096)
Foreign currency translation adjustments	719
Balance as of September 30, 2017	$78,796
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
The Company incurred transaction costs in connection with the acquisition of $0.3 million, which are included in general and administrative expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2017.
Comparative pro forma financial information for this acquisition has not been presented because the acquisition is not material to the Company’s consolidated results of operations.

Goodwill and Intangible Assets
The following table shows the changes in the carrying amount of goodwill for the nine months ended September 30, 2017 (in thousands):

Balance as of December 31, 2016	$21,632
Goodwill attributable to the HubLogix acquisition	1,854
Balance as of September 30, 2017	$23,486
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
Amortization expense associated with the Company's intangible assets was $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and was $0.5 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively.
5. COMMITMENTS
Sales Tax
During the first quarter of 2017, the Company completed its analysis with regard to potential unpaid sales tax obligations. Based on the results of this analysis, the Company made the decision to enter into voluntary disclosure agreements ("VDAs") with certain jurisdictions to reduce the Company’s potential sales tax liability. VDAs generally provide for a maximum look-back period, a waiver of penalties and, at times, interest as well as payment arrangements. The Company's estimated aggregate VDA liability of $2.5 million was recorded as a one-time charge in general and administrative expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2017. This amount represents the Company's estimate of its potential unpaid sales tax liability through the anticipated look-back periods including interest, where applicable, in all jurisdictions in which the Company has entered into or intends to enter into VDAs. If any of the tax authorities rejects the Company's VDA applications or offers terms that are other than what the Company is anticipating, or if the VDAs do not resolve all potential unpaid sales tax obligations, then it is possible that the actual aggregate unpaid sales tax liability may be higher or lower than the Company's estimate.
Through September 30, 2017, the Company has paid approximately $0.9 million under terms of the VDA agreements that it has completed with certain jurisdictions. During the third quarter of 2017, a jurisdiction rejected the Company's VDA application and will be conducting a sales tax audit. The Company believes the scope of the audit will be limited and similar in principle to the VDA program offered by that jurisdiction; as a result, the Company has determined not to revise its estimate of its potential unpaid sales tax liability. The completion date of the sales tax audit has not been determined. The Company expects to complete the remaining VDAs within the next six months following the date of filing this Quarterly Report on Form 10-Q.
6. STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche.

Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$259	$330	$753	$941
Sales and marketing	970	1,161	2,960	3,651
Research and development	588	496	1,659	1,485
General and administrative	1,023	878	3,760	4,130
	$2,840	$2,865	$9,132	$10,207
During the nine months ended September 30, 2017, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Stock options	597,034	$4.21
Restricted stock units ("RSUs")	1,325,172	10.44
Total share-based awards	1,922,206	8.50
7. NET LOSS PER SHARE
Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three and nine months ended September 30, 2017 and 2016:

	Three and Nine Months Ended September 30,
	2017	2016
Stock options	2,132,715	1,657,549
RSUs	2,547,941	2,342,444
8. INCOME TAXES
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company’s effective tax rate was (0.9)% and 1.0% for the three months ended September 30, 2017 and 2016, respectively, and (1.3)% and 0.7% for the nine months ended September 30, 2017 and 2016, respectively. The tax (expense) benefit for each of the periods was based on state, local and foreign taxes. The Company’s effective tax rate for these periods is lower than the U.S. federal statutory rate of 34% primarily due to operating losses which are subject to a valuation allowance. The Company cannot recognize the tax benefit of operating loss carryforwards generated in certain jurisdictions due to uncertainties relating to future taxable income in those jurisdictions in terms of both its timing and its sufficiency, which would enable the Company to realize the benefits of those carryforwards. The Company began recognizing tax expense during the 2017 interim periods compared to having recognized tax benefits during the 2016 interim periods. This was in part a result of releasing valuation allowances in certain foreign jurisdictions during the fourth quarter of 2016. In addition, during the interim periods in 2017, the Company no longer had sufficient deferred tax liabilities in one of its foreign subsidiaries necessary to realize the tax benefit of all of its deferred tax assets for that same foreign subsidiary. The Company recorded a valuation allowance against the deferred tax assets of that foreign subsidiary, net of deferred tax liabilities. As a result, the Company is not currently permitted to recognize the tax benefit of that subsidiary’s losses.

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
Substantially all assets were held in the United States during the nine months ended September 30, 2017 and the year ended December 31, 2016. The table below summarizes revenue by geography for the three and nine months ended September 30, 2017 and 2016 (in thousands). The Company categorizes domestic and international revenue from customers based on their billing address.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Domestic	$23,156	$21,985	$69,354	$63,458
International	6,941	6,007	19,076	17,979
Total revenue	$30,097	$27,992	$88,430	$81,437

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
EXECUTIVE OVERVIEW

FINANCIAL RESULTS

•	Total revenue of $30.1 million and $88.4 million for the three and nine months ended September 30, 2017 increased 7.5% and 8.6%, respectively, from the comparable prior year periods;

•	Average revenue per customer of $41,748 for the twelve months ended September 30, 2017 increased 8.7% compared with $38,400 for the twelve months ended September 30, 2016;

•
Revenue was comprised of 79.3% and 20.7% fixed and variable subscription fees, respectively, for the three months ended September 30, 2017 compared with fixed and variable subscription fees of 79.7% and 20.3%, respectively, for the three months ended September 30, 2016. Revenue was comprised of 77.5% and 22.5% fixed and variable subscription fees, respectively, for the nine months ended September 30, 2017, compared with fixed and variable subscription fees of 78.0% and 22.0%, respectively, for the nine months ended September 30, 2016;

•
Revenue derived from customers located outside of the United States as a percentage of total revenue was 23.1% and 21.6% for the three and nine months ended September 30, 2017, respectively, compared to 21.5% and 22.1% for the comparable prior year periods;

•
Gross margin of 78.2% and 77.5% for the three and nine months ended September 30, 2017, respectively, improved by 250 basis points and 280 basis points, respectively, from the comparable prior year periods;

•
Operating margin of (13.7)% and (18.3)% for the three and nine months ended September 30, 2017, respectively, declined compared to operating margin of (9.6)% and (17.3)% for the comparable prior year periods;

•
Net loss of $(4.1) million for the three months ended September 30, 2017 increased compared to net loss of $(2.6) million for the comparable prior year period, and net loss of $(16.1) million for the nine months ended September 30, 2017 increased compared to net loss of $(13.8) million for the comparable prior year period;

•
Adjusted EBITDA of $0.4 million and $0.7 million for the three and nine months ended September 30, 2017, respectively, decreased compared to adjusted EBITDA of $2.2 million for both of the comparable prior year periods;

•	Cash and cash equivalents was $54.2 million at September 30, 2017 compared with $65.4 million at December 31, 2016; and

•	Operating cash flow was $(2.2) million for the nine months ended September 30, 2017 compared to $9.4 million for the nine months ended September 30, 2016.
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

•
Focus on Employees. None of our success would be possible without our team. We strive to provide our employees competitive compensation and benefits programs to help drive the success of our customers. We increased headcount by 4.3% from September 30, 2016 to September 30, 2017 to help drive revenue growth and support our overall operations.

•
Shifts in Foreign Currency. Our operations in the United Kingdom were impacted by the 7.8% decline in the average exchange rate of the British Pound Sterling against the U.S. Dollar for the nine months ended September 30, 2017 as compared to the comparable prior year period. The decline of the British Pound Sterling against the U.S. Dollar resulted in a $1.0 million decrease in revenue for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Revenue for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was not materially affected by the decline of the British Pound Sterling against the U.S. Dollar.

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

•
Increasing Complexity and Fragmentation of E-commerce. Although e-commerce continues to expand as retailers and branded manufacturers continue to increase their online sales, it is also becoming more complex and fragmented due to the hundreds of channels available to retailers and branded manufacturers and the rapid pace of change and innovation across those channels. In order to gain consumers’ attention in a more crowded and competitive online marketplace, many retailers and an increasing number of branded manufacturers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of large online retailers and branded manufacturers, and as a result we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth. As of September 30, 2017, we supported approximately 80 marketplaces.

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
The number of customers increased slightly during the third quarter of 2017 compared to the third quarter of 2016. The graphical presentation above does not include approximately 50 net new customers acquired from our acquisition of HubLogix during the second quarter of 2017. We continue our focus on obtaining large retailer and branded manufacturer customers, which may represent a smaller number of customers, but a potentially larger source of predictable or sustaining recurring revenue.

Adjusted EBITDA represents our earnings before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted to eliminate stock-based compensation expense and, for the nine months ended September 30, 2017, a $2.5 million one-time charge in connection with our decision to enter into VDAs with certain jurisdictions. Refer to Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information regarding this one-time charge. We believe that adjusted EBITDA provides useful information to management and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner that we do. Please refer to "Adjusted EBITDA" below for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most comparable U.S. GAAP measurement.

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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(4,055)	$(2,552)	$(16,096)	$(13,842)
Adjustments:
Interest (income) expense, net	(67)	(11)	(149)	11
Income tax expense (benefit)	37	(27)	209	(91)
Depreciation and amortization expense	1,605	1,906	5,041	5,961
Total adjustments	1,575	1,868	5,101	5,881
EBITDA	(2,480)	(684)	(10,995)	(7,961)
Stock-based compensation expense	2,840	2,865	9,132	10,207
One-time charge for VDAs related to sales taxes	—	—	2,539	—
Adjusted EBITDA	$360	$2,181	$676	$2,246

RESULTS OF OPERATIONS

The following tables set forth our condensed consolidated statement of operations data and such data expressed as a percentage of revenues for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,		Period-to-Period Change
	2017	2016	2017	2016	Q3 2017 to Q3 2016		YTD 2017 to YTD 2016
(dollars in thousands)
Revenue	$30,097	$27,992	$88,430	$81,437	$2,105	7.5%	$6,993	8.6%
Cost of revenue	6,549	6,811	19,911	20,587	(262)	(3.8)	(676)	(3.3)
Gross profit	23,548	21,181	68,519	60,850	2,367	11.2	7,669	12.6
Operating expenses:							—
Sales and marketing	15,565	13,824	47,231	43,064	1,741	12.6	4,167	9.7
Research and development	5,760	4,512	15,878	13,077	1,248	27.7	2,801	21.4
General and administrative	6,344	5,525	21,552	18,768	819	14.8	2,784	14.8
Total operating expenses	27,669	23,861	84,661	74,909	3,808	16.0	9,752	13.0
Loss from operations	(4,121)	(2,680)	(16,142)	(14,059)	(1,441)	53.8	(2,083)	14.8
Other income (expense):
Interest income (expense), net	67	11	149	(11)	56	*	160	*
Other income (expense), net	36	90	106	137	(54)	*	(31)	*
Total other income (expense)	103	101	255	126	2	*	129	*
Loss before income taxes	(4,018)	(2,579)	(15,887)	(13,933)	(1,439)	55.8	(1,954)	14.0
Income tax expense (benefit)	37	(27)	209	(91)	64	*	300	*
Net loss	$(4,055)	$(2,552)	$(16,096)	$(13,842)	$(1,503)	58.9	$(2,254)	16.3
* Not meaningful.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	21.8	24.3	22.5	25.3
Gross profit	78.2	75.7	77.5	74.7
Operating expenses:
Sales and marketing	51.7	49.4	53.4	52.9
Research and development	19.1	16.1	18.0	16.1
General and administrative	21.1	19.7	24.4	23.0
Total operating expenses	91.9	85.2	95.7	92.0
Loss from operations	(13.7)	(9.6)	(18.3)	(17.3)
Other income (expense):
Interest income (expense), net	0.2	0.0	0.2	0.0
Other income (expense), net	0.1	0.3	0.1	0.2
Total other income (expense)	0.3	0.3	0.3	0.2
Loss before income taxes	(13.4)	(9.2)	(18.0)	(17.1)
Income tax expense (benefit)	0.1	(0.1)	0.2	(0.1)
Net loss	(13.5)%	(9.1)%	(18.2)%	(17.0)%
Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$933	$1,109	$3,058	$3,497
Sales and marketing	283	266	812	853
Research and development	102	111	324	345
General and administrative	287	420	847	1,266
Total depreciation and amortization expense	$1,605	$1,906	$5,041	$5,961
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
Comparison of Q3 2017 to Q3 2016
Revenue increased by 7.5%, or $2.1 million, to $30.1 million for the three months ended September 30, 2017 over the prior year period primarily due to an increase in the average revenue per customer as well as an increase in the number of customers.
On a trailing three-month basis, average revenue per customer increased 7.4%, to $10,441 for the three months ended September 30, 2017 as compared to $9,719 for the three months ended September 30, 2016. The increase in the average revenue per customer was primarily driven by the growth of our marketplaces solution. This growth was largely attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the period. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they generate a higher amount of GMV from which we derive revenue and in some cases they may subscribe to additional modules on our platform, thereby increasing our subscription revenue.
Comparison of YTD 2017 to YTD 2016
Revenue increased by 8.6%, or $7.0 million, to $88.4 million for the nine months ended September 30, 2017 over the prior year period primarily due to an increase in the average revenue per customer as well as an increase in the number of customers.
On a trailing nine-month basis, average revenue per customer increased 8.5%, to $30,677 for the nine months ended September 30, 2017 as compared to $28,266 for the nine months ended September 30, 2016.

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
Comparison of Q3 2017 to Q3 2016
Cost of revenue decreased by 3.8%, or $0.3 million, to $6.5 million for the three months ended September 30, 2017 over the prior year period, with the change being comprised primarily of a decrease in compensation and employee-related costs, including stock-based compensation expense.
Comparison of YTD 2017 to YTD 2016
Cost of revenue decreased by 3.3%, or $0.7 million, to $19.9 million for the nine months ended September 30, 2017 over the prior year period, with the change being comprised primarily of decreases of:

•	$0.3 million in compensation and employee-related costs, including stock-based compensation expense; and

•
$0.3 million in co-location and infrastructure maintenance costs primarily associated with closing a data center and retiring servers used to support legacy product offerings that are no longer part of our strategic focus.

OPERATING EXPENSES
SALES AND MARKETING EXPENSE

Sales and marketing expense consists primarily of:

•	Salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses, stock-based compensation and commissions;

•	Marketing, advertising and promotional event programs; and

•	Corporate communications.
Comparison of Q3 2017 to Q3 2016

Sales and marketing expense increased by 12.6%, or $1.7 million, to $15.6 million for the three months ended September 30, 2017 over the prior year period, with the change being comprised of increases of:

•	$1.0 million in compensation and employee-related costs, mainly due to additional headcount in our sales organization; and

•	$0.7 million in marketing and advertising expenses, promotional event programs and travel costs to support expanding marketing activities to continue to grow our business.

Comparison of YTD 2017 to YTD 2016
Sales and marketing expense increased by 9.7%, or $4.2 million, to $47.2 million for the nine months ended September 30, 2017 over the prior year period, with the change being comprised of increases of:

•	$2.6 million in compensation and employee-related costs, mainly due to additional headcount in our sales organization; and

•	$1.6 million in marketing and advertising expenses, promotional event programs and travel costs to support expanding marketing activities to continue to grow our business.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of:

•	Salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation;

•	Costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology; and

•	Consulting expenses.
Comparison of Q3 2017 to Q3 2016
Research and development expense increased by 27.7%, or $1.2 million, to $5.8 million for the three months ended September 30, 2017 over the prior year period, with the change being comprised primarily of increases of:

•
$1.0 million in compensation and employee-related costs, mainly due to additional headcount gained with our acquisition of HubLogix to support our growth and the enhancement of our product offerings; and

•	$0.1 million in software and hosting expenses to further support our growth and investment in research and development.
Comparison of YTD 2017 to YTD 2016
Research and development expense increased by 21.4%, or $2.8 million, to $15.9 million for the nine months ended September 30, 2017 over the prior year period, with the change being comprised primarily of increases of:

•
$2.3 million in compensation and employee-related costs, mainly due to additional headcount gained with our acquisition of HubLogix to support our growth and the enhancement of our product offerings; and

•	$0.2 million in software and hosting expenses.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of:

•	Salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation;

•	Consulting and professional fees;

•	Insurance;

•	Bad debt expense; and

•	Costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies.
Comparison of Q3 2017 to Q3 2016
General and administrative expense increased by 14.8%, or $0.8 million, to $6.3 million for the three months ended September 30, 2017 over the prior year period, with the change being comprised primarily of increases of:

•	$0.3 million in compensation and employee-related costs, including stock-based compensation expense, mainly due to additional headcount; and

•	$0.3 million in professional fees including consulting and accounting and tax services primarily in connection with our implementation of the new revenue recognition standard and our VDA process.
Comparison of YTD 2017 to YTD 2016
General and administrative expense increased by 14.8%, or $2.8 million, to $21.6 million for the nine months ended September 30, 2017 over the prior year period, with the change being comprised primarily of increases of:

•	$2.5 million one-time charge in connection with entering into VDAs with certain jurisdictions;

•	$0.1 million in compensation and employee-related costs, mainly due to additional headcount; and

•	$0.1 million in professional fees including consulting and accounting and tax services primarily in connection with our implementation of the new revenue recognition standard and our VDA process.

GROSS AND OPERATING MARGINS

Comparison of Q3 2017 to Q3 2016
Gross margin improved by 250 basis points to 78.2% during the three months ended September 30, 2017 compared to the prior year period as a result of the increase in revenue and decrease in cost of revenue noted above. Our improved gross margin was a result of our continuing strategic efforts to achieve increasing scale in our business operations.
Operating margin declined by 410 basis points to (13.7)% during the three months ended September 30, 2017 compared to the prior year period due to a 16.0% growth in operating expenses, primarily due to an increase in compensation and employee-related costs driven by additional headcount as we invest in resources to support the growth of our business. These operating expenses exceeded the 7.5% increase in revenue and 3.8% decrease in cost of revenue.
Comparison of YTD 2017 to YTD 2016
Gross margin improved by 280 basis points to 77.5% during the nine months ended September 30, 2017 compared to the prior year period as a result of the increase in revenue and decrease in cost of revenue noted above.
Operating margin declined by 100 basis points to (18.3)% during the nine months ended September 30, 2017 compared to the prior year period due to a 13.0% growth in operating expenses which includes the $2.5 million one-time charge related to the VDAs described above and an increase in compensation and employee-related costs driven by additional headcount as we invest in resources to support the growth of our business. These operating expenses exceeded the 8.6% increase in revenue and 3.3% decrease in cost of revenue.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended September 30, 2017, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K for fiscal 2016.
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
CASH FLOWS
Operating activities cash flows are largely driven by:

•	The amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business;

•	The amount and timing of customer payments;

•	The seasonality of our business, as noted above, which results in variations in the timing of invoicing and the receipt of payments from our customers; and

•	In 2017, the amounts paid in connection with entering into VDAs related to our potential sales tax liability.
Investing activities cash flows are largely driven by:

•	Acquisitions, net of cash acquired;

•	Capitalized expenditures to create internally developed software and implement software purchased for internal use; and

•	Purchases of property and equipment to support the expansion of our infrastructure and acquisitions.
Financing activities cash flows are largely driven by:

•	Proceeds from the exercises of stock options;

•	Payments on capital lease obligations;

•	Tax withholdings related to the net-share settlement of restricted stock units; and

•	Acquisition-related contingent consideration.
YTD 2017
Operating Activities
Our cash used in operating activities consisted of a net loss of $16.1 million adjusted for certain non-cash items totaling $13.9 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, principally the amortization of a lease incentive obligation related to our corporate headquarters.
The net decrease in cash resulting from changes in working capital of $(0.1) million primarily consisted of:

•	a $1.7 million increase in accounts receivable which is a result of increased revenue and customer growth;

•
a $1.4 million increase in prepaid expenses and other assets, primarily related to certain customer arrangements for which we collect and remit monthly activity-based fees incurred for specific channels on behalf of our customers (we record the amounts due from customers as a result of these arrangements as other receivables); and

•
a $0.1 million net decrease in accounts payable and accrued expenses that is a result of a decrease in accounts payable of $1.2 million, driven by the timing of payments to our vendors during the period, partially offset by a $1.1 million increase in accrued expenses primarily attributable to the balance of a one-time charge in connection with our decision to enter into VDAs related to our potential unpaid sales tax liability. These decreases in cash were partially offset by an increase in cash due to

•	a $3.0 million increase in deferred revenue as a result of an increased number of customers prepaying for subscription services invoiced on a semi-annual and annual basis.
Investing Activities
Our cash used in investing activities consisted of:

•	$2.4 million of capital expenditures primarily related to the purchase of computer equipment;

•	$2.2 million for the acquisition of HubLogix, net of cash acquired; and

•	$0.2 million of internal-use software development costs.
Financing Activities
Our cash used in financing activities consisted of:

•	$2.6 million used for the payment of taxes related to the net-share settlement of restricted stock units;

•	$2.6 million used for the repayment of capital leases; partially offset by

•	$0.6 million in cash received upon the exercise of stock options.

YTD 2016
Operating Activities
Our cash provided by operating activities consisted of a net loss of $13.8 million adjusted for certain non-cash items totaling $15.6 million, which consisted of stock-based compensation expense, depreciation and amortization expense and bad debt expense.
The net increase in cash resulting from changes in working capital of $7.6 million primarily consisted of:

•	a $4.2 million increase in deferred revenue of as a result of an increased number of customers prepaying for subscription services invoiced on a semi-annual and annual basis;

•	a $2.8 million decrease in accounts receivable as a result of increased cash collections during the period; and

•
a $1.8 million decrease in prepaid expenses and other assets, primarily related to certain customer arrangements for which we collect and remit monthly activity-based fees incurred for specific channels on behalf of our customers, as well as the receipt of cash for a lease incentive related to our corporate headquarters; these increases in cash were partially offset by a decrease in cash due to

•	a $1.3 million decrease in accounts payable and accrued expenses, primarily driven by accrued bonuses related to the year ended December 31, 2015 that were paid in the first quarter of 2016.
Investing Activities
Our cash used in investing activities consisted of:

•	$0.9 million of capital expenditures primarily related to the purchase of computer equipment; and

•	$0.2 million of internal-use software development costs.
Financing Activities
Our cash used in financing activities consisted of:

•	$2.1 million used for the payment of taxes related to the net-share settlement of restricted stock units;

•	$2.1 million used for the repayment of capital leases;

•	$0.3 million used for the payment of our acquisition-related contingent consideration in connection with our acquisition of E-Tale Holdings Limited in 2014; partially offset by

•	$0.8 million in cash received upon the exercise of stock options.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission, or SEC, Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the nine months ended September 30, 2017, there were no material changes to our market risks, which are disclosed in our Annual Report on Form 10-K for fiscal 2016.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We incurred net losses of $16.1 million and $8.0 million during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively, and we had an accumulated deficit of $179.7 million as of September 30, 2017. It is possible that our operating expenses will increase in the foreseeable future as we invest in increased sales and marketing and research and development efforts. To achieve profitability, we will need to either increase our revenue sufficiently to offset increasing expenses or reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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
State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our platform in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. As described in this report, we have entered into voluntary disclosure agreements, or VDAs, with certain jurisdictions and have recorded a $2.5 million one-time charge in general and administrative expense for the nine months ended September 30, 2017. If any of the tax authorities rejects our VDA applications or offers terms that are other than what we are anticipating, or if the VDAs do not resolve all potential unpaid sales tax obligations, then it is possible that the actual aggregate unpaid sales tax liability may be higher or lower than our estimate. Through September 30, 2017, we have paid approximately $0.9 million under the terms of the VDAs that we have completed with certain jurisdictions. During the third quarter of 2017, a jurisdiction rejected our VDA application and will be conducting a sales tax audit, which we believe will be limited in a manner similar in principle to the VDA program. Any successful assertion that we should have collected additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.
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

CHANNELADVISOR CORPORATION

Date:	November 2, 2017	By:	/s/ Mark E. Cook
Mark E. Cook
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)