Form 10-K
period 2017-12-31
CHANNELADVISOR CORP
filed 2018-02-13
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 001-35940
CHANNELADVISOR CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	56-2257867
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3025 Carrington Mill Boulevard Morrisville, NC	27560
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (919) 228-4700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_____________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes     ☒   No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes     ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes     ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of ChannelAdvisor Corporation voting and non-voting common equity held by non-affiliates as of June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $11.55 as reported on the New York Stock Exchange on that date was $290,341,405.
At February 1, 2018, 26,605,346 shares of ChannelAdvisor Corporation Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. "Business," Part I, Item 1A. "Risk Factors," and Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words "may," "might," "will," "could," "would," "should," "expect," "intend," "plan," "objective," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue" and "ongoing," or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	the growth of the e-commerce industry and the software-as-a-service, or SaaS, enterprise application software market in general and particularly in our markets;

•	the expected growth of gross merchandise value, or GMV, sold on marketplaces and comparison shopping websites and advertising dollars spent on paid search;

•	consumer adoption of mobile devices and usage for commerce;

•	the growth of social networking and commerce applications;

•	sellers' online sales strategies and fulfillment models;

•	our growth strategy; and

•	our beliefs about our capital expenditure requirements and that our capital resources will be sufficient to meet our anticipated cash requirements through at least the next 12 months.
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

PART I

ITEM 1. BUSINESS

OVERVIEW
We are a leading provider of software-as-a-service, or SaaS, solutions and our mission is to connect and optimize the world's commerce. Our e-commerce cloud platform helps retailers and branded manufacturers worldwide improve their online performance by expanding sales channels, connecting with consumers around the world, optimizing their operations for peak performance and providing actionable analytics to improve competitiveness. Through our platform, we enable our customers to connect with new and existing sources of demand for their products, including e-commerce marketplaces, such as Amazon, eBay, Jet.com, Newegg, Sears and Walmart, search engines and comparison shopping websites, such as Google, Microsoft’s Bing and Shopzilla, and social channels, such as Facebook, Instagram and Pinterest. Our fulfillment solution makes it easier for customers to connect to their supply chain, which could include distributors, manufacturers and third-party logistic providers. Our suite of solutions, accessed through a standard web browser, provides our customers with a single, integrated user interface to manage their product listings, inventory availability, pricing optimization, search terms, data analytics and other critical functions across these channels. We also offer solutions that allow branded manufacturers to send their web visitors or digital marketing audiences directly to authorized resellers and to gain insight into consumer behavior. Our proprietary cloud-based technology platform delivers significant breadth, scalability and flexibility. In 2017, our customers processed approximately $8.9 billion in gross merchandise value ("GMV") through our platform.
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
•availability of a broader selection of merchandise online;
•consumer convenience and ease of use;
•more competitive and transparent pricing;
•increased functionality and reliability of e-commerce websites;
•convenience and speed of order fulfillment;
•broad use of mobile connected devices for e-commerce; and
•proliferation of specialized websites and online distribution channels.
As a result of these factors, consumers today have more options than ever before to discover, research and purchase products online.
While these e-commerce growth drivers create significant opportunity for retailers and branded manufacturers, they also create additional complexity and challenges. Retailers and branded manufacturers seeking new avenues to expand their online sales must manage product data and transactions across hundreds of highly fragmented online channels where data attributes vary, requirements change frequently and the pace of innovation is rapid and increasing. Speed of order fulfillment is becoming increasingly strategic to winning consumers' business. There are a significant number of possible fulfillment locations around the world, each with different technological capability and communication requirements.
We address these challenges by offering retailers and branded manufacturers SaaS solutions that enable them to integrate, manage and optimize their merchandise sales across these disparate online channels. In addition, we facilitate improved collaboration between branded manufacturers and their authorized resellers through solutions that deliver high value leads from branded manufacturers to those resellers. We generate the majority of our revenue from our customers' access to and usage of our SaaS solutions, which are organized into modules. Each module integrates with a particular type of channel, such as third-party marketplaces, digital marketing websites and authorized reseller websites. Using our solutions, customers can:

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
•connect to fulfillment and logistics providers on a global scale;
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
We derive our revenue primarily from subscription fees paid to us by our customers for access to and usage of our SaaS solutions for a specified contract term, which is usually one year. The majority of our subscription fee is based on the amount of a customer's GMV processed on our platform. Our subscription fee may also be based on the amount of advertising spend processed on our platform. A portion of the GMV-based or advertising spend-based subscription fee is typically fixed and is based on a specified minimum amount of GMV or advertising spend that a customer expects to process through our platform. The remaining portion of GMV-based or advertising spend-based subscription fee is typically variable and is based on a specified percentage of GMV or advertising spend processed through our platform that exceeded the customer’s specified minimum GMV or advertising spend amount. We believe that our subscription fee pricing model aligns our interests with those of our customers. We also receive implementation fees, which may include fees for providing launch assistance and training.
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
Several significant trends have contributed to this increasing complexity and fragmentation, including:

•
Emergence and growth of online third-party marketplaces.    Third-party marketplaces, which are marketplaces that aggregate many sellers, are an increasingly important driver of growth for a number of large online retailers. Some of these marketplaces, such as Amazon, offer products from their own inventory, known as first-party products, as well as products sold by others, known as third-party products; other marketplaces, such as eBay, offer only third-party products. In addition, several of the largest traditional brick-and-mortar retailers, including La Redoute, Sears, Tesco and Walmart, have incorporated third-party marketplaces into their online storefronts, allowing other retailers and branded manufacturers to market their products to consumers they might not otherwise reach.

•
Mainstream adoption of mobile devices for e-commerce.    Mobile internet-enabled devices, such as smartphones and tablets, enable new consumer shopping behaviors, such as in-store barcode scanning to find online promotions, better pricing or alternative products. While benefiting consumers by increasing the transparency and accessibility of e-commerce, the proliferation of mobile devices and mobile commerce requires retailers and branded manufacturers to build additional device-specific optimization and functionality into their websites, increasing the complexity of managing their online presences.

•
Growth of additional online consumer touch points.    As consumers have moved more of their shopping and product discovery online, search engines, social networks and certain comparison shopping sites such as Google Shopping, as well as branded manufacturer websites, have emerged as key influencers and important points of product research for consumers making purchase decisions.

•
Expansion of the global e-commerce ecosystem.    The increasingly global e-commerce ecosystem presents opportunities for retailers and branded manufacturers to extend their online presence through country- or region-specific marketplaces, such as Alibaba in Asia. Conversely, the growth of marketplaces such as Amazon into new countries is driving selling opportunities for retailers and branded manufacturers to sell to a broader, global audience.

•
Widespread use of social networking and commerce applications.    The rapid growth of social networking and commerce applications provides a valuable channel through which retailers and branded manufacturers can connect to consumers.

•
Increase in branded manufacturers’ participation in direct-to-consumer e-commerce. With the rise of Amazon and the struggles of some traditional retail partners, more branded manufacturers are exploring or participating in direct-to-consumer online sales using their own websites and/or third-party marketplaces. The shift to direct-to-consumer online sales is forcing branded manufacturers to enhance their logistics and fulfillment capabilities compared to the traditional brick-and-mortar retail model. However, because those traditional retail partners still represent a majority of revenue for branded manufacturers, many branded manufacturers desire solutions that allow collaboration with those partners in addition to direct-to-consumer solutions.

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

•
Neither in-house nor point solutions adequately address fulfillment requirements, leading to error-prone processes.    In-house and point solutions tend to focus on point-to-point connectivity from channels to enterprise resource planning, with separate resources focusing on enterprise resource planning to fulfillment. This design leads to a disconnected experience, decreasing speed of fulfillment and increasing risk of product being out of stock. Slower fulfillment and delayed shipments negatively impact customer satisfaction and online sales.

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
We believe our suite of solutions offers the following key benefits for our customers:

•
Single, fully integrated solution.    Through our SaaS platform, we provide our platform customers with a single web-based interface as the central location for them to control, analyze and manage their online sales across hundreds of available channels and multiple geographies. This unified view enables our customers to more cost-effectively manage product listings, inventory availability, pricing optimization, fulfillment, search terms, data analytics and other critical functions across channels based on the customer’s specified rules and performance metrics in order to drive traffic and increase revenue.

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

•
Scalable technology platform.    In 2017, our customers processed approximately $8.9 billion in GMV through our platform. We believe that the scalability of our platform allows us to quickly and efficiently support an increasing number of product listings and transactions processed through our platform as we add new customers, integrate new channels and accommodate seasonal surges in consumer demand.

•
Flexibility to adapt and instantaneous access to our most up-to-date capabilities.     Channels frequently update their product information requirements, policies, merchandising strategies and integration specifications, requiring customers to frequently revise their product listings, attributes, business rules and possibly even their overall online business strategies. Without the ability to quickly adapt to these changes, customers risk losing revenue. Through our single code base and multi-tenant architecture, we provide platform customers the latest channel updates through regular product upgrades. When we develop and deploy new features, functions and capabilities, or make changes to keep up with the changing priorities and requirements of each channel, our customers simultaneously benefit from those new capabilities and changes.

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

OUR PRODUCTS
The ChannelAdvisor Platform
We automate the workflow through which retailers and branded manufacturers manage their sales through online channels. Our suite of solutions includes the following key capabilities:

•
Product catalog, inventory and order management.    We provide a platform for our customers to upload and modify their product catalog data, monitor inventory stock levels and create a single inventory feed that serves multiple available online channels. Managing inventory and order data is the foundation for much of the customer activity on our platform. We offer a variety of ways for customers to enter and modify product data, including through a sophisticated user interface, file exchange and application programming interfaces, or APIs. Our platform is capable of scaling to support thousands of customers during critical selling periods, such as the year-end holiday season. The flexibility of the system allows each customer to customize the product catalog data specific to its products, such as size, color, height and width, and to vary the format of the data to meet the specific requirements of each channel. Our platform provides various features that allow a customer to list products on multiple channels while mitigating the risk of overselling. These features include the ability to allocate inventory across channels, set buffer quantities to avoid overselling and receive automatic updates based on changes to the customer’s inventory.

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

•
Business rules and templates.    Our platform offers tools that enable a customer to develop and manage sophisticated business rules and product listing templates that automatically determine how a product will be displayed and when it will be available for purchase in each channel. Through a single interface, a platform customer can utilize these tools to customize product listing descriptions across various channels using different attributes, such as price, brand, category and shipping weight. Features such as these allow customers to automatically advertise millions of products on multiple channels while ensuring accuracy of product availability, optimizing price and managing to specific margin thresholds, all at an individual product level.

•
Price optimization.    Our platform provides customers the ability to dynamically price their products across some of our available channels based on a number of factors, such as prices of competitors, margin thresholds, historical product sales and current promotions. Prices can vary by channel and, using our sophisticated technology, a customer can automatically update pricing based on the competitive environment. The customer avoids the manual effort of monitoring the competition and changing prices, while preserving the ability to remain price competitive. Our Algorithmic Repricer offers predictive analytics and machine learning that may help our customers make more sales while maximizing margin.

•
Advertising management. Our platform provides customers the ability to create, manage and evaluate advertising across multiple channels. Advertising formats, which can vary and often change, are associated with numerous channels including search engines, social networks and marketplaces. By providing a unified platform to manage advertising, our customers are able to manage advertisements across a large number of channels more efficiently. Additionally, features such as an automated bid manager provide automation that updates bids based on the customer’s goals and performance.

•
Fulfillment. In 2017, we acquired a fulfillment and logistics platform that automates order management by connecting online storefronts and marketplaces to distribution and fulfillment centers, which we believe will further enhance our fulfillment network offering and capabilities. With this acquisition and through organic development, our platform provides customers the ability to connect to multiple fulfillment and logistics providers around the globe. These features include the ability to optimize how an order is fulfilled based on the preferences of our customers and the availability of products at different fulfillment locations. Fulfillment-centric functionality provides automated, near real-time inventory updates, cost updates and shipment notifications. Our solution also allows customers to generate shipping labels. In addition, our solution enables our customers to visualize fulfillment performance using analytics. These capabilities are available in a single, unified experience.

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

Individual Modules
We offer our software suite to customers through a series of modules. Generally, each of our modules is priced individually and is integrated with our platform’s underlying inventory management system, templates, rules and reporting systems. The primary modules we offer are:

•
Marketplaces.    Our Marketplaces module connects customers to third-party marketplaces including Amazon, Catch, eBay, Jet.com, La Redoute, Newegg, Sears, Tesco, TradeMe, Walmart and Zalando. Our standardized integration API, which we refer to as Access ChannelAdvisor, allows additional e-commerce channels to integrate with our platform requiring less support on launch, which we believe will result in a broader array of channels available to our customers. In addition, our platform provides our customers with access to advertising programs and advanced competitive features on major marketplaces to allow them to compete more effectively. As of December 31, 2017, we supported 89 marketplaces and a dozen first-party connections (first-party connections enable our customers to sell their products directly to the marketplace, which then sells the products to the consumer).

•
Digital Marketing. Our Digital Marketing module connects customers to comparison shopping websites such as Google Shopping and Shopzilla, allows customers to advertise products on search engines such as Google, Microsoft's Bing and Yahoo! and connects customers to social commerce sites such as Facebook, Instagram and Pinterest. Our Digital Marketing module also allows customers to generate and send customized product data feeds to their partners, such as affiliate networks, retargeting vendors, personalization vendors and product review platforms.

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

OUR CUSTOMERS
As of December 31, 2017, we had 2,840 customers worldwide, including retail and branded manufacturer customers across many consumer product categories. For the year ended December 31, 2017, our ten largest customers in the aggregate accounted for 7.9% of our total revenue. No single customer accounted for more than 1.7% of our total revenue during the year ended December 31, 2017.

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
RESEARCH AND DEVELOPMENT
Our research and development efforts are focused on enhancing the architecture of our technology platform, creating additional functionality for our customers, enhancing our external developer APIs and maintaining and extending the various points of integration we have to the online channels we support. We incurred research and development costs of $21.9 million, $17.7 million and $16.6 million during the years ended December 31, 2017, 2016 and 2015, respectively. In 2017, we expanded our research and development capabilities with new talent through organic growth, an acquisition and expanding our operations overseas with the opening of a new research and development facility in Madrid, Spain.
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
We have received patent protection for some of our technologies in the United States and expect to apply for additional patents to protect our intellectual property as appropriate. We own trademark registrations in the U.S., the European Union, Australia, China, Hong Kong and Brazil for ChannelAdvisor and expect to apply for additional trademark registrations as appropriate.
In addition to the foregoing, we have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment-of-inventions agreements with employees, independent contractors, consultants and companies with which we conduct business.
BACKLOG
Backlog represents the total committed subscription fees to be received under our customer contracts that have not yet been invoiced or recognized as revenue. As of December 31, 2017 and 2016, our backlog was approximately $64.5 million and $55.2 million, respectively.
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
Data privacy and security.    Data privacy and security with respect to the collection of personally identifiable information continues to be a focus of worldwide legislation and compliance review. Examples include statutes adopted by various states that require online services to report breaches of the security of personal data, and to report to customers when their personal data might be disclosed to direct marketers. In the European Union, U.S. companies must protect personal data in accordance with the Data Protection Directive (and local implementing legislation in relevant jurisdictions), which requires comprehensive information privacy and security protections for consumers with respect to information collected about them. Compliance requirements include disclosures, consents, transfer restrictions, notice and access provisions for which we may in the future need to build further infrastructure to support. To comply with the Data Protection Directive, we have registered with the E.U.-U.S. Privacy Shield, which was approved by the European Commission on July 8, 2016.
In addition, in April 2016, the European Union adopted a new General Data Protection Regulation (the "GDPR") to unify data protection within the European Union under a single law, which may result in significantly greater compliance burdens and costs for companies with customers and operations in the European Union. The GDPR will introduce a number of privacy-related changes for companies operating in the European Union, including greater control for data subjects (e.g., the "right to be forgotten"), increased data portability for European Union consumers, data breach notification requirements and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the non-compliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. These laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR will go into effect and apply to us beginning in May 2018.
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
Credit card protections.    Several major credit card companies have formed the Payment Card Industry Council, or PCI Council, in order to establish and implement security standards for companies that transmit, store or process credit card data. The PCI Council has created the Payment Card Industry Data Security Standard, or PCI DSS. Though the PCI DSS is not law, merchants using PCI Council members to process transactions are required to comply with the PCI DSS, with associated fines and penalties for non-compliance. Elements of the PCI DSS have begun to emerge as law in some states, however, and we expect the trend to continue as to further laws and restrictions in collecting and using credit card information. We do not receive, process, or store any credit card information. We utilize a third-party processor to collect credit card data in processing the fees paid to us by our customers. The third-party is certified as PCI DSS compliant for internet / e-commerce payment processing.
EMPLOYEES
As of December 31, 2017, we had 737 employees, most of whom are located in the United States. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights. We consider our relationship with our employees to be good.
INFORMATION ABOUT SEGMENT AND GEOGRAPHIC REVENUE
Information about segment and geographic revenue is set forth in Part II, Item 8. "Note 10 - Segment and Geographic Information" of this Annual Report.
CORPORATE INFORMATION
We were incorporated under the laws of the State of Delaware in June 2001. Our principal executive offices are located at 3025 Carrington Mill Boulevard, Suite 500, Morrisville, North Carolina. Our telephone number is (919) 228-4700.
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
We incurred net losses of $16.6 million and $8.0 million during the years ended December 31, 2017 and 2016, respectively, and we had an accumulated deficit of $180.1 million as of December 31, 2017. It is possible that our operating expenses will increase in the foreseeable future as we invest in increased sales and marketing and research and development efforts. To achieve profitability, we will need to either increase our revenue sufficiently to offset increasing expenses or reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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
We anticipate that we will continue to depend on our relationships with various third parties, including marketplaces and technology, content and logistics providers, in order to grow our business. Identifying, negotiating and documenting relationships with these third parties may require significant time and resources as does integrating their content and technology with our solutions. If the third-party content or technology integrated with our solutions is not well received by our customers, our brand and reputation could be negatively affected. Our agreements with third-party business partners are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. If and to the extent that any of these third parties compete with us, it could hurt our growth prospects.
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
Although current U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to remote sales, an increasing number of states have considered or adopted laws that attempt to require out-of-state retailers to collect sales taxes on their behalf. The U.S. Supreme Court recently agreed to hear a case challenging a South Dakota law that permits the state to tax online sales where a remote seller has sales above an economic threshold in the state. In addition, the U.S. Senate and the U.S. House of Representatives are currently considering a variety of legislation, most notably the Marketplace Fairness Act, which would override the Supreme Court rulings and enable states to require that online retailers collect sales tax from the states’ residents. Some larger online retailers, including Amazon, have announced their support for legislation along these lines. This is a rapidly evolving area and we cannot predict whether this or other similar legislation will ultimately be adopted or what form it might take if adopted. For example, the current Senate and House legislation includes an exception for small retailers, although there can be no assurance that any legislation ultimately adopted would include such an exception. If the states or Congress are successful in these attempts to require online retailers to collect state or local sales taxes on out-of-state purchases, buying online would lose some of its current advantage over traditional retail models and could become less attractive to consumers. This could cause e-commerce to decline, which would, in turn, hurt the business of our customers, potentially make our products less attractive and cause the amount of GMV processed through our platform, and ultimately our revenue, to decline. In addition, it is possible that one or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies like us that facilitate e-commerce, even though we are not an online retailer. Similar issues exist outside of the United States, where the application of value-added tax or other indirect taxes on online retailers and companies like us that facilitate e-commerce is uncertain and evolving.

We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could harm our business.
State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our platform in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. As further described in this Annual Report on Form 10-K, we have entered into voluntary disclosure agreements, or VDAs, with certain jurisdictions and recorded a $2.5 million one-time charge in general and administrative expense for the year ended December 31, 2017. If the VDAs do not resolve all potential unpaid sales tax obligations, then it is possible that the actual aggregate unpaid sales tax liability may be higher than our estimate. Through December 31, 2017, we have paid approximately $1.5 million under terms of the VDAs that we have completed with certain jurisdictions. During the third quarter of 2017, one jurisdiction rejected our VDA application and will conduct a sales tax audit. We believe the scope of the audit will be limited and similar in principle to the VDA program. Any successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.
The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, new legislation went into effect that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
We are subject to taxation in numerous countries, states and local tax jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
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
The laws in this area are complex and developing rapidly. In the United States, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in 48 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. Further, states are constantly amending existing laws, requiring attention to frequently changing regulatory requirements.
In April 2016, the European Union adopted a new General Data Protection Regulation (the "GDPR") to unify data protection within the European Union under a single law, which may result in significantly greater compliance burdens and costs for companies with customers and operations in the European Union. The GDPR creates a range of new compliance obligations and increases financial penalties for non-compliance, and extends the scope of the European Union data protection law to all companies processing data of European Union residents, regardless of the company’s location. The GDPR will go into effect on May 25, 2018. We have not yet assessed the full effect of the GDPR on our business and operations.
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
Our use of "open source" software could negatively affect our ability to sell our solutions and subject us to possible litigation.
A portion of our technology platform and our solutions incorporates so-called "open source" software, and we may incorporate additional open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to specified conditions, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes open source software we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, including being enjoined from the sale of our solutions that contained the open source software and required to comply with the foregoing conditions, which could disrupt the sale of the affected solutions. In addition, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to change our products.
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
We are an "emerging growth company" and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We expect to remain an emerging growth company until December 31, 2018.
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
We also maintain sales, service, support and research and development offices in various domestic and international locations. Please refer to our website www.channeladvisor.com for a complete list of our domestic and international office locations.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION FOR COMMON STOCK
Our common stock is listed on the NYSE under the symbol "ECOM." The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NYSE:

	2017		2016
	High	Low	High	Low
First quarter	$15.00	$10.35	$14.30	$10.28
Second quarter	$12.20	$10.90	$15.00	$11.03
Third quarter	$11.75	$9.85	$15.91	$11.61
Fourth quarter	$12.50	$8.40	$15.85	$10.50
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between May 23, 2013, the date on which our common stock began trading on the NYSE, and December 31, 2017, with the comparative cumulative total return of such amount on (i) the Dow Jones Industrial Average Total Return and (ii) the NASDAQ Computer Index over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends. The graph assumes our closing sales price on May 23, 2013 of $18.44 per share as the initial value of our common stock.
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
STOCKHOLDERS
As of February 1, 2018, there were 77 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
RECENT SALES OF UNREGISTERED SECURITIES
None.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PARTIES
None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Consolidated statements of operations data:
Revenue	$122,535	$113,200	$100,585	$84,901	$68,004
Gross profit	96,585	85,580	74,751	60,681	49,916
Loss from operations	(16,578)	(13,837)	(21,193)	(34,008)	(14,365)
Other income (expense)	305	172	57	(465)	(6,060)
Net loss	$(16,557)	$(8,007)	$(20,951)	$(34,514)	$(20,628)
Net loss per share—basic and diluted	$(0.63)	$(0.31)	$(0.84)	$(1.40)	$(1.51)
Weighted average shares of common stock outstanding used in computing net loss per share—basic and diluted	26,366,748	25,604,893	25,062,610	24,619,714	13,695,804
Other financial data:
Adjusted EBITDA (1)	$4,569	$7,436	$1,443	$(19,532)	$(8,532)
 ____________________________

(1)
We define adjusted EBITDA as net loss plus or (minus): income tax expense (benefit), interest expense, net, depreciation and amortization, stock-based compensation, one-time charge for VDAs related to sales taxes in 2017, headquarters relocation and related costs in 2015, one-time severance and related costs in 2015, acquisition-related costs in 2014 and loss on extinguishment of debt in 2013. Please see "—Adjusted EBITDA" below for more information and for a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States, or GAAP.

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated balance sheets data:
Cash and cash equivalents	$53,422	$65,420	$60,474	$68,366	$104,406
Accounts receivable, net	27,452	19,445	18,949	14,619	13,951
Total assets	140,511	139,158	130,956	127,047	148,786
Total liabilities	58,600	52,161	47,032	33,399	31,006
Additional paid-in capital	262,805	252,158	240,360	228,370	218,330
Total stockholders’ equity	81,911	86,997	83,924	93,648	117,780
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
Because of these and other limitations, you should consider adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net loss	$(16,557)	$(8,007)	$(20,951)	$(34,514)	$(20,628)
Adjustments:
Interest (income) expense, net	(222)	1	184	209	2,960
Income tax expense (benefit)	284	(5,658)	(185)	41	203
Depreciation and amortization expense	6,578	7,838	8,793	6,264	3,722
Total adjustments, net	6,640	2,181	8,792	6,514	6,885
EBITDA	(9,917)	(5,826)	(12,159)	(28,000)	(13,743)
Stock-based compensation expense	11,947	13,262	11,837	7,981	2,099
One-time charge for VDAs related to sales taxes	2,539	—	—	—	—
Headquarters relocation and related costs	—	—	1,109	—	—
One-time severance and related costs	—	—	656	—	—
Acquisition-related costs	—	—	—	487	—
Loss on extinguishment of debt	—	—	—	—	3,112
Adjusted EBITDA	$4,569	$7,436	$1,443	$(19,532)	$(8,532)

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

EXECUTIVE OVERVIEW

FINANCIAL RESULTS

•	Total revenue of $122.5 million for the year ended December 31, 2017 increased 8.2% year over year;

•	Average revenue per customer of $42,693 for the year ended December 31, 2017 increased 8.5% compared to $39,339 for the prior year;

•
Revenue was comprised of 76.3% and 23.7% fixed and variable subscription fees, respectively, for the year ended December 31, 2017 compared to fixed and variable subscription fees of 76.0% and 24.0%, respectively, for the year ended December 31, 2016;

•	Revenue derived from customers located outside of the United States as a percentage of total revenue was 21.9% for the year ended December 31, 2017 compared to 21.7% for the prior year;

•	Gross margin of 78.8% for the year ended December 31, 2017 improved by 320 basis points compared to gross margin of 75.6% for the prior year;

•	Operating margin of (13.5)% for the year ended December 31, 2017 declined 130 basis points compared to operating margin of (12.2)% for the prior year;

•	Net loss for the year ended December 31, 2017 was $16.6 million compared to net loss of $8.0 million for the prior year;

•	Adjusted EBITDA of $4.6 million for the year ended December 31, 2017 decreased 38.6% compared to adjusted EBITDA of $7.4 million for the prior year;

•	Cash and cash equivalents was $53.4 million at December 31, 2017 compared to $65.4 million at December 31, 2016; and

•	Operating cash flow was $(3.0) million for the year ended December 31, 2017 compared to $11.6 million for the prior year.
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

•
Evolving Fulfillment Landscape. Consumers have been conditioned to expect fast, efficient delivery of products. We believe that determining and executing on a strategy to receive, process and deliver online orders, which we refer to collectively as fulfillment, is critical to success for online sellers. Therefore, it will be increasingly important for us to facilitate and optimize fulfillment services on behalf of our customers, which in turn may result in additional research and development investment. We believe our 2017 acquisition of a fulfillment platform will further enhance our fulfillment offering and strategy.

•
Focus on Employees. None of our success would be possible without our team. We strive to provide our employees competitive compensation and benefits programs to help drive the success of our customers. We increased headcount by 5.7% from December 31, 2016 to December 31, 2017 to help drive revenue growth and support our overall operations.

•
Shifts in Foreign Currency. Our operations in the United Kingdom were impacted by the 4.5% decline in the average exchange rate of the British Pound Sterling against the U.S. Dollar for the year ended December 31, 2017 as compared to the prior year. The decline of the British Pound Sterling against the U.S. Dollar resulted in a $0.7 million decrease in revenue for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

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

•
Increasing Complexity and Fragmentation of E-commerce. Although e-commerce continues to expand as retailers and branded manufacturers continue to increase their online sales, it is also becoming more complex and fragmented due to the hundreds of channels available to retailers and branded manufacturers and the rapid pace of change and innovation across those channels. In order to gain consumers’ attention in a more crowded and competitive online marketplace, many retailers and an increasing number of branded manufacturers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of large online retailers and branded manufacturers, and as a result we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth. As of December 31, 2017, we supported 89 marketplaces, up from over 70 at December 31, 2016.

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

KEY FINANCIAL AND OPERATING METRICS

The average revenue generated by our customers is a primary determinant of our revenue. We calculate this metric by dividing our revenue for a particular period by the average monthly number of customers during the period, which is calculated by taking the sum of the number of customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per customer in absolute dollars on a rolling twelve-month basis, but we may also calculate percentage changes in average revenue per customer on a quarterly basis in order to help us evaluate our period-over-period performance. For purposes of this metric and the number of customers metric described below, we include all customers who subscribe to at least one of our solutions, excluding the approximately 50 net new customers acquired from our 2017 acquisition of HubLogix Commerce Corp., or HubLogix (renamed ChannelAdvisor Fulfillment, Inc.), and customers subscribing only to certain legacy product offerings that are no longer part of our strategic focus.
The number of customers decreased slightly in 2017. We continue our focus on obtaining large retailer and branded manufacturer customers, which may represent a smaller number of customers, but a potentially larger source of predictable or sustaining recurring revenue.

Adjusted EBITDA represents our earnings before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item, a one-time charge of $2.5 million in 2017 for VDAs related to sales taxes, headquarters relocation and related costs in 2015 and one-time severance and related costs in 2015 (refer to Note 6 to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding the one-time charge for VDAs related to sales taxes in 2017). Accordingly, we believe that adjusted EBITDA provides useful information to management and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner that we do. Please refer to Item 6. "Selected Financial Data—Adjusted EBITDA" in this Annual Report for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measurement.

RESULTS OF OPERATIONS

The following tables set forth our consolidated statement of operations data and such data expressed as a percentage of revenues for each of the periods indicated.

	Year Ended December 31,			Period-to-Period Change
	2017	2016	2015	2017 to 2016		2016 to 2015
(dollars in thousands)
Revenue	$122,535	$113,200	$100,585	$9,335	8.2%	$12,615	12.5%
Cost of revenue	25,950	27,620	25,834	(1,670)	(6.0)	1,786	6.9
Gross profit	96,585	85,580	74,751	11,005	12.9	10,829	14.5
Operating expenses:
Sales and marketing	63,495	56,602	53,770	6,893	12.2	2,832	5.3
Research and development	21,868	17,736	16,566	4,132	23.3	1,170	7.1
General and administrative	27,800	25,079	25,608	2,721	10.8	(529)	(2.1)
Total operating expenses	113,163	99,417	95,944	13,746	13.8	3,473	3.6
Loss from operations	(16,578)	(13,837)	(21,193)	(2,741)	19.8	7,356	(34.7)
Other income (expense):
Interest income (expense), net	222	(1)	(184)	223	*	183	(99.5)
Other income (expense), net	83	173	241	(90)	(52.0)	(68)	(28.2)
Total other income (expense)	305	172	57	133	77.3	115	201.8
Loss before income taxes	(16,273)	(13,665)	(21,136)	(2,608)	19.1	7,471	(35.3)
Income tax expense (benefit)	284	(5,658)	(185)	5,942	(105.0)	(5,473)	*
Net loss	$(16,557)	$(8,007)	$(20,951)	$(8,550)	106.8	$12,944	(61.8)
* Not meaningful.

	Year Ended December 31,
	2017	2016	2015
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	21.2	24.4	25.7
Gross profit	78.8	75.6	74.3
Operating expenses:
Sales and marketing	51.8	50.0	53.5
Research and development	17.8	15.7	16.5
General and administrative	22.7	22.2	25.5
Total operating expenses	92.4	87.8	95.4
Loss from operations	(13.5)	(12.2)	(21.1)
Other income (expense):
Interest expense, net	0.2	—	(0.2)
Other income (expense), net	0.1	0.2	0.2
Total other income (expense)	0.2	0.2	0.1
Loss before income taxes	(13.3)	(12.1)	(21.0)
Income tax expense (benefit)	0.2	(5.0)	(0.2)
Net loss	(13.5)	(7.1)	(20.8)
Reclassification
In 2015 and prior, we presented depreciation and amortization expense as a separate component, both of cost of revenue and of operating expenses, in our consolidated statements of operations. Beginning with the first quarter of 2016, we include depreciation and amortization expense in cost of revenue and the applicable line items of operating expenses. Since the first quarter of 2016, we have also disclosed the depreciation and amortization expense amounts included in each financial statement line item in the notes to our consolidated financial statements. In addition, we revised the classification of certain operating expenses to better align the income statement line items with how operations are managed. The financial results for the year ended December 31, 2015 shown in this management’s discussion and analysis reflect the reclassification of relevant items to conform to the new presentation, and the specific reclassifications are shown in Note 2 to our audited consolidated financial statements included elsewhere in this report. All reclassifications had no effect on our reported gross profit or net loss for the year ended December 31, 2015.
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

We recognize fixed subscription fees and implementation fees ratably over the contract period once four conditions have been satisfied:

•	The contract has been signed by both parties;

•	The customer has access to our platform and transactions can be processed;

•	The fees are fixed or determinable; and

•	Collection is reasonably assured.

The primary products we offer are:

•	Marketplaces. Our Marketplaces module connects customers to third-party marketplaces such as Amazon, eBay, Jet.com, La Redoute, Newegg, Sears, Tesco, TradeMe, Walmart and Zalando.

•
Digital Marketing. Our Digital Marketing module connects customers to search engines and comparison shopping websites, such as Google, Microsoft's Bing and Shopzilla, and social channels, such as Facebook, Instagram and Pinterest.

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
Comparison of 2017 to 2016
Revenue increased by 8.2%, or $9.3 million, to $122.5 million for the year ended December 31, 2017 due to an increase in the average revenue per customer.
On a trailing twelve-month basis, average revenue per customer increased 8.5%, to $42,693 for the year ended December 31, 2017 as compared to $39,339 for the year ended December 31, 2016. The increase in the average revenue per customer was primarily driven by revenue growth of 8.3% from our marketplaces solution. The growth of our marketplaces solution was largely attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the period. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they generate a higher amount of GMV from which we derive revenue and in some cases they may subscribe to additional modules on our platform, thereby increasing our subscription revenue.

Comparison of 2016 to 2015
Revenue increased by 12.5%, or $12.6 million, to $113.2 million for the year ended December 31, 2016 due to an increase in the average revenue per customer.
On a trailing twelve-month basis, average revenue per customer increased 14.0% to $39,339 for the year ended December 31, 2016 as compared to $34,513 for the year ended December 31, 2015. The increase in the average revenue per customer was primarily driven by revenue growth of 16.3% from our marketplaces solution from 2015 to 2016.
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

Comparison of 2017 to 2016
Cost of revenue decreased by 6.0%, or $1.7 million, to $26.0 million for the year ended December 31, 2017, with the change being comprised primarily of decreases of:

•	$1.1 million in compensation and employee-related costs, including stock-based compensation expense, due to changes in headcount; and

•
$0.5 million in co-location and infrastructure maintenance costs primarily associated with closing a data center and retiring servers used to support legacy product offerings that are no longer part of our strategic focus.

Comparison of 2016 to 2015
Cost of revenue increased by 6.9%, or $1.8 million, to $27.6 million for the year ended December 31, 2016, with the change being comprised of increases (decreases) of:

•	$1.7 million in compensation and employee-related costs mainly due to additional headcount to support our customers;

•	$0.4 million in contractor costs primarily to support our international services team; and

•	$0.2 million in rent and facilities costs due to the relocation of our corporate headquarters in the fourth quarter of 2015; partially offset by

•	$0.4 million reduction in hosting, co-location and infrastructure maintenance costs primarily due to our migration to a public cloud infrastructure.

OPERATING EXPENSES
SALES AND MARKETING EXPENSE

Sales and marketing expense consists primarily of:

•	Salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses, stock-based compensation and commissions;

•	Marketing, advertising and promotional event programs; and

•	Corporate communications.

Comparison of 2017 to 2016
Sales and marketing expense increased by 12.2%, or $6.9 million, to $63.5 million for the year ended December 31, 2017 with the change being comprised primarily of increases of:

•	$4.5 million in compensation and employee-related costs, mainly due to additional headcount in our sales organization; and

•	$2.1 million in marketing and advertising expenses, promotional event programs and travel costs to support expanding marketing activities to continue to grow our business.
Comparison of 2016 to 2015
Sales and marketing expense increased by 5.3%, or $2.8 million, to $56.6 million for the year ended December 31, 2016 with the change being comprised of increases of:

•	$2.5 million in compensation and employee-related costs, mainly due to additional headcount in our sales organization, stock-based compensation and the payment of increased sales commissions; and

•	$0.3 million in recruiting fees, namely for expanding our international sales personnel, and consulting fees.
RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of:

•	Salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation;

•	Costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology; and

•	Consulting expenses.

Comparison of 2017 to 2016
Research and development expense increased by 23.3%, or $4.1 million, to $21.9 million for the year ended December 31, 2017, with the change being comprised primarily of increases of:

•
$3.4 million in compensation and employee-related costs, mainly due to additional headcount from our acquisition of HubLogix and the expansion of our R&D footprint with the opening of our engineering office in Madrid, Spain to support our growth and the enhancement of our product offerings; and

•	$0.5 million in software, hosting and travel costs to further support our growth and investment in research and development.
Comparison of 2016 to 2015
Research and development expense increased by 7.1%, or $1.2 million, to $17.7 million for the year ended December 31, 2016, with the change driven primarily by an increase of $1.0 million in compensation and employee-related costs, mainly due to additional headcount and stock-based compensation.
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
Comparison of 2017 to 2016
General and administrative expense increased by 10.8%, or $2.7 million, to $27.8 million for the year ended December 31, 2017, with the change being comprised primarily of:

•	a $2.5 million one-time charge in connection with entering into VDAs related to sales taxes with certain jurisdictions; and

•	increases of $0.2 million in compensation and employee-related costs, mainly due to additional headcount.
Comparison of 2016 to 2015
General and administrative expense decreased by 2.1%, or $0.5 million, to $25.1 million for the year ended December 31, 2016 with the change being comprised of (decreases) increases of:

•	$(1.1) million due to headquarters relocation and related expenses charged in the fourth quarter of 2015;

•
$(0.7) million due to one-time severance and related costs charged in the second quarter of 2015 to support our strategic effort to strengthen margins in our business and identify operating efficiencies;

•	$(0.7) million in bad debt expense driven by lower bad debt write-offs and reductions to our allowance for doubtful accounts based on collections activities; and

•	$(0.6) million due to indirect taxes charged in the fourth quarter of 2015; partially offset by

•	$2.7 million in compensation and employee-related costs, mainly due to additional headcount, incentive bonuses and stock-based compensation, all to support growth in our business.

GROSS AND OPERATING MARGINS

Comparison of 2017 to 2016
Gross margin improved by 320 basis points to 78.8% during the year ended December 31, 2017 as a result of the increase in revenue and decrease in cost of revenue noted above. Our improved gross margin is a result of our continuing strategic efforts to achieve increasing scale in our business operations.
Operating margin declined by 130 basis points to (13.5)% during the year ended December 31, 2017 due to a 13.8% growth in operating expenses which includes the $2.5 million one-time charge for VDAs related to sales taxes described above and an increase in compensation and employee-related costs driven by additional headcount as we invest in resources to support the growth of our business. These operating expenses exceeded the 8.2% year-over-year increase in our revenue and 6.0% decrease in our cost of revenue.
Comparison of 2016 to 2015
Gross margin improved by 130 basis points to 75.6% during the year ended December 31, 2016 as a result of the increase in revenue, only partially offset by a slower rate of growth in cost of revenue noted above. Our improved gross margin is a result of our strategic efforts to achieve increasing scale in our business operations.
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
Comparison of 2017 to 2016
Other income (expense) increased by $0.1 million to $0.3 million for the year ended December 31, 2017 primarily due to interest income on our cash and cash equivalents.
Comparison of 2016 to 2015
Other income (expense) increased by $0.1 million to $0.2 million for the year ended December 31, 2016 primarily due to interest income on our cash and cash equivalents.
INCOME TAX EXPENSE (BENEFIT)
Our provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment with operations in various locations outside of the United States. Accordingly, our combined income tax rate is a composite rate reflecting our operating results in various locations and the applicable rates.

Comparison of 2017 to 2016
Income tax expense was $0.3 million for the year ended December 31, 2017 compared to an income tax benefit of $5.7 million for the year ended December 31, 2016. The change was primarily due to the release of a valuation allowance in the fourth quarter of 2016 on deferred tax assets in several of our foreign jurisdictions totaling $5.3 million. The release of the valuation allowance was the result of our evaluation of the likelihood of potential tax benefits related to our foreign subsidiaries' most recent three years of operating results and projections of future profitability, which primarily resulted from a change in our global transfer pricing methodology.
Comparison of 2016 to 2015
Income tax benefit was $5.7 million for the year ended December 31, 2016 compared to an income tax benefit of $0.2 million for the year ended December 31, 2015 primarily due to the release of a valuation allowance in the fourth quarter of 2016 on deferred tax assets in several of our foreign jurisdictions totaling $5.3 million noted above.

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and our existing cash balances will be sufficient to meet our cash requirements for at least the next 12 months. During this period, we expect our capital expenditure requirements to approximate a range of $2.0 million to $4.0 million, which will primarily consist of computer hardware and purchased software.
WORKING CAPITAL
The following table summarizes our cash and cash equivalents, accounts receivable and working capital as of the end of each of the last three years:

	December 31,
	2017	2016	2015
	(in thousands)
Cash and cash equivalents	$53,422	$65,420	$60,474
Accounts receivable, net of allowance	27,452	19,445	18,949
Working capital	45,862	52,137	52,413
Our cash at December 31, 2017 was held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts and short-term money market accounts.
Of our total cash and cash equivalents, approximately 10% was held outside of the United States at December 31, 2017. Our international operations primarily consist of selling and marketing and research and development functions supported by our U.S. operations, and we are dependent on our U.S. operations for our international working capital needs. If our cash and cash equivalents held outside of the United States were ever needed for our operations inside the United States, we could be required to accrue and pay U.S. taxes to repatriate these funds. We currently intend to permanently reinvest these foreign amounts outside the United States, and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. operations.

CASH FLOWS
Free Cash Flow
We view free cash flow as an important financial metric as it demonstrates our ability to generate cash and can allow us to pursue opportunities that enhance shareholder value. Free cash flow is a non-GAAP financial measure that should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with GAAP. The following table presents a reconciliation of cash (used in) provided by operating activities, the most directly comparable GAAP measure, to free cash flow for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash (used in) provided by operating activities	$(2,996)	$11,571	$(1,459)
Less: Purchases of property and equipment	(2,790)	(1,755)	(4,062)
Free cash flow	$(5,786)	$9,816	$(5,521)
Free cash flow decreased by $15.6 million to $(5.8) million for the year ended December 31, 2017 and increased $15.3 million to $9.8 million for the year ended December 31, 2016. The decrease in free cash flow for the year ended December 31, 2017 is primarily a result of a $(4.9) million change in assets and liabilities, net of acquisition, combined with our strategic investment in additional headcount and territorial expansion for our sales and marketing and research and development functions to support the growth of our business. Further analysis on the increases (decreases) in the components of free cash flow is provided below.

Operating activities cash flows are largely driven by:

•	The amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business;

•	The amount and timing of customer payments;

•	The seasonality of our business, as noted above, which results in variations in the timing of invoicing and the receipt of payments from our customers; and

•	In 2017, the amounts paid in connection with entering into VDAs related to sales taxes.
Investing activities cash flows are largely driven by:

•	Acquisitions, net of cash acquired;

•	Purchases of property and equipment to support the expansion of our infrastructure and acquisitions; and

•	Capitalized expenditures to create internally developed software and implement software purchased for internal use.
Financing activities cash flows are largely driven by:

•	Proceeds from the exercises of stock options;

•	Payments on capital lease obligations;

•	Tax withholdings related to the net-share settlement of restricted stock units; and

•	In 2016, acquisition-related contingent consideration.

2017
Operating Activities
Our cash used in operating activities consisted of a net loss of $(16.6) million adjusted for certain non-cash items totaling $18.5 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, principally the amortization of a lease incentive obligation related to our corporate headquarters.
The net decrease in cash resulting from changes in assets and liabilities, net of acquisition, of $(4.9) million primarily consisted of:

•
a $8.3 million increase in accounts receivable as a result of increased billings, primarily driven by an increase in average contract size as well as more semi-annual and annual contracts being invoiced; and

•
a $5.5 million increase in prepaid expenses and other assets, primarily related to certain customer arrangements for which we collect and remit monthly activity-based fees incurred for specific channels on behalf of our customers (we record the amounts due from customers as a result of these arrangements as other receivables). These decreases in cash were partially offset by increases in cash due to

•
a $5.2 million increase in accounts payable and accrued expenses, primarily driven by timing of payments to our vendors and a one-time charge in connection with our decision to enter into VDAs related to our potential unpaid sales tax obligations; and

•	a $3.6 million increase in deferred revenue as a result of an increased number of customers prepaying for subscription services invoiced on a semi-annual and annual basis.
Investing Activities
Our cash used in investing activities consisted of:

•	$2.8 million of capital expenditures primarily related to the purchase of computer equipment;

•	$2.2 million for the acquisition of HubLogix, net of cash acquired; and

•	$0.3 million of internal-use software development costs.
Financing Activities
Our cash used in financing activities consisted of:

•	$2.8 million used for the repayment of capital leases;

•	$2.7 million used for the payment of taxes related to the net-share settlement of restricted stock units; partially offset by

•	$1.4 million in cash received upon the exercise of stock options.
2016
Operating Activities
Our cash provided by operating activities consisted of a net loss of $(8.0) million adjusted for certain non-cash items totaling $15.1 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, principally the amortization of a lease incentive obligation related to our new corporate headquarters.
The net increase in cash resulting from changes in assets and liabilities of $4.5 million primarily consisted of:

•	a $4.7 million increase in deferred revenue as a result of an increased number of customers prepaying for subscription services invoiced on a semi-annual and annual basis; and

•
a $3.7 million increase in accounts payable and accrued expenses, primarily related to activity-based fees incurred for specific channels on behalf of our customers. These increases in cash were partially offset by decreases in cash due to

•
a $2.0 million increase in prepaid expenses and other assets, primarily related to certain customer arrangements for which we collect and remit monthly activity-based fees incurred for specific channels on behalf of our customers (we record the amounts due from customers as a result of these arrangements as other receivables). The increase is partially offset by the receipt of cash for a lease incentive related to our new corporate headquarters; and

•
a $1.9 million increase in accounts receivable as a result of increased billings, primarily driven by an increase in average contract size as well as more semi-annual and annual contracts being invoiced.

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
CONTRACTUAL OBLIGATIONS

Our principal commitments consist of non-cancelable leases for our office space and computer equipment and purchase commitments for our co-location and other support services, as well as commitments related to our annual marketing events. The following table summarizes these contractual obligations at December 31, 2017. Future events could cause actual payments to differ from these estimates.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$25,511	$5,893	$9,816	$8,806	$996
Capital lease obligations	1,679	1,027	652	—	—
Purchase commitments	4,422	2,909	1,513	—	—
Total	$31,612	$9,829	$11,981	$8,806	$996
Operating lease obligations reflected above exclude future sublease income from certain spaces that we have subleased to third parties. We anticipate receiving $0.5 million, based on the exchange rate as of December 31, 2017, and $0.2 million in annual rental payments during the terms of the sublease agreements, which are through December 2018 and August 2022, respectively.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Revenue Recognition and Deferred Revenue
The following discussion of our revenue recognition and deferred revenue accounting policies is based on the accounting principles that were used to prepare the audited consolidated financial statements included in this Annual Report on Form 10-K. On January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. Refer to Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report for a discussion of ASU 2014-09 and other recently issued accounting pronouncements.
We derive the majority of our revenue from subscription fees paid to us by our customers for access to and usage of our SaaS platform for a specified contract term, which is typically one year. A portion of the subscription fee is typically fixed and is based on a specified minimum amount of GMV or advertising spend that a customer expects to process through our platform over the contract term. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV or advertising spend processed through our platform in excess of the customer’s specified minimum GMV or advertising spend amount. We also receive implementation fees, which may include fees for providing launch assistance and training. We recognize revenue when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is reasonably assured and the amount of the fee to be paid by the customer is fixed or determinable. Our contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of our software at any time.
We generally recognize the fixed portion of subscription fees and implementation fees ratably over the contract term. Recognition begins when the customer has access to the Company's platform or to its solutions for branded manufacturers and transactions can be processed, provided all other revenue recognition criteria has been met. For customers that elect a managed-service solution, customer transactions cannot be processed through our platform until the completion of implementation services. As such, revenue is contingent upon our completion of the implementation services and recognition commences when transactions can be processed on our platform, provided all other revenue recognition criteria have been met. At that time, we recognize a pro-rata portion of the fees earned since the inception of the arrangement. The balance of the fees is recognized ratably over the remaining contract term.
We recognize the variable portion of subscription fee revenue in the period in which the related GMV is processed, provided all other revenue recognition criteria have been met.
Deferred revenue represents the unearned portion of fixed subscription fees and implementation fees. Deferred amounts are generally recognized within one year. Amounts that are expected to be recognized in greater than one year are recorded in other long-term liabilities.
Accounts Receivable and Allowances for Doubtful Accounts
Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts that we maintain for estimated losses expected to result from the inability of some customers to make payments as they become due. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, our actual collection experience has not varied significantly from our estimates, due primarily to our collection policies and the financial strength of our customers. However, adverse changes in general economic conditions could affect our allowance estimates, collectability of accounts receivable, cash flows and results of operations. At December 31, 2017, our allowance for doubtful accounts was 2.2% of our gross accounts receivable. A hypothetical 1% increase or decrease in the value of our allowance for doubtful accounts receivable as of December 31, 2017 would have resulted in an increase or decrease of $0.3 million to our pre-tax net loss for the year ended December 31, 2017.
Goodwill
Goodwill arises from business combinations and is measured as the excess of the cost of the business acquired over the sum of the acquisition-date fair value of tangible and identifiable intangible assets acquired, less any liabilities assumed. In connection with the acquisition of HubLogix in May 2017, we recorded a $1.9 million increase in goodwill.

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
To perform our impairment testing, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount. The qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events, changes in circumstances and after-tax cash flows. If the qualitative factors indicate that the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, then we do not consider the assigned goodwill to be impaired. We are only required to perform the two-step impairment test if the qualitative factors indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We may elect to perform the two-step impairment test without considering such qualitative factors. As of December 31, 2017 and 2016, we concluded there was no impairment of goodwill.
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
We have assumed no dividend yield because we do not expect to pay dividends in the future, which is consistent with our history of not paying dividends. The risk-free interest rate assumption is based on observed interest rates for constant maturity U.S. Treasury securities consistent with the expected life of our employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the midpoint between the vesting date and the end of the contractual term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is estimated based on the historical volatility of our stock. Prior to the fourth quarter of 2017, expected volatility was estimated based on volatilities of publicly traded stock for comparable companies over the estimated expected life of the stock options.
The fair value of our common stock, for purposes of determining the grant date fair value of option and RSU awards, has been determined by using the closing market price per share of our common stock as quoted on the New York Stock Exchange on the date of grant.
Our estimate of pre-vesting forfeitures, or forfeiture rate, is based on our historical experience and is reviewed on an annual basis, at a minimum. The estimated forfeiture rate is applied to the total estimated fair value of the awards to compute the stock-based compensation expense, net of pre-vesting forfeitures, to be recognized in our consolidated statements of operations. A hypothetical increase of 1% in our forfeiture rate assumption would have resulted in a $0.5 million decrease in stock-based compensation expense for the year ended December 31, 2017. A hypothetical decrease of 1% in our forfeiture rate assumption would have resulted in a $0.5 million increase in stock-based compensation expense for the year ended December 31, 2017.
Stock-based compensation expense is expected to increase in 2018 compared to 2017 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees.
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
The Tax Cuts and Jobs Act of 2017 ("Tax Act"), which went into effect on December 22, 2017, significantly revises the Internal Revenue Code of 1986, as amended ("IRC"). The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time and modifying or repealing many business deductions and credits. The Tax Act is complex and it will take time to assess the implications thoroughly. Please refer to Note 7 to our consolidated financial statements appearing elsewhere in this Annual Report for additional information regarding the recently enacted Tax Act and its expected impact on our financial results as of and for the year ended December 31, 2017.
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
FOREIGN CURRENCY EXCHANGE RISK
With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar denominated revenue and operating expenses transacted in British Pounds Sterling, Euros, Australian dollars, Brazilian reals, Chinese yuan renminbi and Hong Kong dollars. As a result, we would experience increased revenue and operating expenses at our non-U.S. operations if there were a decline in the value of the U.S. dollar relative to these foreign currencies. Conversely, we would experience decreased revenue and operating expenses at our non-U.S. operations if there were an increase in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our revenue and expenses denominated in foreign currencies, a 10% change in foreign exchange rates would not have had a material impact on our results of operations for the year ended December 31, 2017.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of ChannelAdvisor Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ChannelAdvisor Corporation and Subsidiaries (the “Company“) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders‘ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with US generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB“) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 2001.
Raleigh, North Carolina
February 13, 2018

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$53,422	$65,420
Accounts receivable, net of allowance of $609 and $594 as of December 31, 2017 and 2016, respectively	27,452	19,445
Prepaid expenses and other current assets	16,462	10,972
Total current assets	97,336	95,837
Property and equipment, net	10,877	13,252
Goodwill	23,486	21,632
Intangible assets, net	2,503	2,660
Long-term deferred tax assets, net	5,550	5,244
Other assets	759	533
Total assets	$140,511	$139,158
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,243	$4,709
Accrued expenses	12,611	11,067
Deferred revenue	27,143	23,474
Other current liabilities	4,477	4,450
Total current liabilities	51,474	43,700
Long-term capital leases, net of current portion	641	1,262
Lease incentive obligation	3,328	4,206
Other long-term liabilities	3,157	2,993
Total liabilities	58,600	52,161
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,601,626 and 25,955,759 shares issued and outstanding as of December 31, 2017 and 2016, respectively	27	26
Additional paid-in capital	262,805	252,158
Accumulated other comprehensive loss	(789)	(1,612)
Accumulated deficit	(180,132)	(163,575)
Total stockholders’ equity	81,911	86,997
Total liabilities and stockholders’ equity	$140,511	$139,158
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$122,535	$113,200	$100,585
Cost of revenue	25,950	27,620	25,834
Gross profit	96,585	85,580	74,751
Operating expenses:
Sales and marketing	63,495	56,602	53,770
Research and development	21,868	17,736	16,566
General and administrative	27,800	25,079	25,608
Total operating expenses	113,163	99,417	95,944
Loss from operations	(16,578)	(13,837)	(21,193)
Other income (expense):
Interest income (expense), net	222	(1)	(184)
Other income (expense), net	83	173	241
Total other income (expense)	305	172	57
Loss before income taxes	(16,273)	(13,665)	(21,136)
Income tax expense (benefit)	284	(5,658)	(185)
Net loss	$(16,557)	$(8,007)	$(20,951)
Net loss per share:
Basic and diluted	$(0.63)	$(0.31)	$(0.84)
Weighted average common shares outstanding:
Basic and diluted	26,366,748	25,604,893	25,062,610
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(16,557)	$(8,007)	$(20,951)
Other comprehensive income (loss):
Foreign currency translation adjustments	823	(719)	(763)
Total comprehensive loss	$(15,734)	$(8,726)	$(21,714)
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2014	24,915,510	$25	$228,370	$(130)	$(134,617)	$93,648
Exercise of stock options and vesting of restricted stock units	386,654	—	892	—	—	892
Stock-based compensation expense	—	—	11,837	—	—	11,837
Statutory tax withholding related to net-share settlement of restricted stock units	(71,206)	—	(739)	—	—	(739)
Net loss	—	—	—	—	(20,951)	(20,951)
Foreign currency translation adjustments	—	—	—	(763)	—	(763)
Balance, December 31, 2015	25,230,958	25	240,360	(893)	(155,568)	83,924
Exercise of stock options and vesting of restricted stock units	924,196	1	930	—	—	931
Stock-based compensation expense	—	—	13,262	—	—	13,262
Statutory tax withholding related to net-share settlement of restricted stock units	(199,395)	—	(2,394)	—	—	(2,394)
Net loss	—	—	—	—	(8,007)	(8,007)
Foreign currency translation adjustments	—	—	—	(719)	—	(719)
Balance, December 31, 2016	25,955,759	26	252,158	(1,612)	(163,575)	86,997
Exercise of stock options and vesting of restricted stock units	893,843	1	1,427	—	—	1,428
Stock-based compensation expense	—	—	11,947	—	—	11,947
Statutory tax withholding related to net-share settlement of restricted stock units	(247,976)	—	(2,727)	—	—	(2,727)
Net loss	—	—	—	—	(16,557)	(16,557)
Foreign currency translation adjustments	—	—	—	823	—	823
Balance, December 31, 2017	26,601,626	$27	$262,805	$(789)	$(180,132)	$81,911
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(16,557)	$(8,007)	$(20,951)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	6,578	7,838	8,793
Bad debt expense	727	528	1,236
Stock-based compensation expense	11,947	13,262	11,837
Deferred income taxes	130	(5,649)	(244)
Other items, net	(869)	(875)	(85)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(8,261)	(1,885)	(5,833)
Prepaid expenses and other assets	(5,514)	(2,014)	(2,921)
Accounts payable and accrued expenses	5,242	3,697	3,608
Deferred revenue	3,581	4,676	3,101
Net cash and cash equivalents (used in) provided by operating activities	(2,996)	11,571	(1,459)

Cash flows from investing activities
Purchases of property and equipment	(2,790)	(1,755)	(4,062)
Payment of internal-use software development costs	(293)	(208)	(190)
Acquisition, net of cash acquired	(2,177)	—	—
Net cash and cash equivalents used in investing activities	(5,260)	(1,963)	(4,252)

Cash flows from financing activities
Repayment of capital leases	(2,840)	(2,096)	(1,745)
Proceeds from exercise of stock options	1,428	930	892
Payment of contingent consideration	—	(338)	—
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(2,727)	(2,394)	(739)
Net cash and cash equivalents used in financing activities	(4,139)	(3,898)	(1,592)

Effect of currency exchange rate changes on cash and cash equivalents	397	(764)	(589)
Net (decrease) increase in cash and cash equivalents	(11,998)	4,946	(7,892)
Cash and cash equivalents, beginning of year	65,420	60,474	68,366
Cash and cash equivalents, end of year	$53,422	$65,420	$60,474

Supplemental disclosure of cash flow information
Cash paid for interest	$111	$127	$155
Cash paid for income taxes, net	$196	$115	$170
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$80	$233	$563
Capital lease obligations entered into for the purchase of fixed assets	$567	$1,771	$2,207
Non-cash leasehold improvements	$—	$—	$5,263
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS
ChannelAdvisor Corporation ("ChannelAdvisor" or the "Company") was incorporated in the state of Delaware and capitalized in June 2001. The Company began operations in July 2001. ChannelAdvisor is a provider of software-as-a-service, or SaaS, solutions and its mission is to connect and optimize the world's commerce. ChannelAdvisor's e-commerce cloud platform helps retailers and branded manufacturers worldwide improve their online performance by expanding sales channels, connecting with consumers around the world, optimizing their operations for peak performance and providing actionable analytics to improve competitiveness. The Company is headquartered in Morrisville, North Carolina and has international offices in England, Ireland, Germany, Australia, Brazil, China and Spain.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassification
Certain prior period amounts included in the consolidated statements of operations have been reclassified to conform to the current period’s presentation. In 2015 and prior, depreciation and amortization expense was presented separately from cost of revenue and operating expenses in the consolidated statements of operations. Beginning with the first quarter of 2016, the Company now includes depreciation and amortization expense in cost of revenue and operating expenses in the consolidated statements of operations and separately discloses the amounts reflected in each financial statement line item in the notes to its consolidated financial statements. In addition, the Company has revised the classification of certain operating expenses to better align the income statement line items with how operations are managed. All reclassifications had no effect on the Company's reported gross profit and net loss for the year ended December 31, 2015.
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
Depreciation and amortization expense is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Cost of revenue	$3,955	$4,632	$4,986
Sales and marketing	1,062	1,136	1,264
Research and development	424	458	506
General and administrative	1,137	1,612	2,037
	$6,578	$7,838	$8,793
Recent Accounting Pronouncements

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Standards that are not yet adopted
Leases:
ASU 2016-02, Leases (Topic 842) Effective date: January 1, 2019
The standard requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. The standard also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases.

The Company has formed a project team to prepare for the adoption of the standard by its effective date. The project team has identified a preliminary population of leases and is evaluating the impact that adjustments to them under ASU 2016-02 will have to its consolidated financial statements.

Financial Instruments:
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Effective date: January 1, 2020
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
Standards adopted effective January 1, 2017
Stock-Based Compensation:
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718)
The standard is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

The Company adopted the standard effective January 1, 2017. As a result of this adoption, the Company recognized $8.2 million of deferred tax assets attributable to accumulated excess tax benefits that under the previous guidance could not be recognized until the benefits were realized through a reduction in income taxes payable. This adjustment was applied using a modified retrospective method with a cumulative-effect adjustment to the accumulated deficit for the excess tax benefits not previously recognized. However, given the full valuation allowance of $8.2 million placed on the additional deferred tax assets, the recognition upon adoption had no impact on the Company's accumulated deficit as of January 1, 2017. Further, the Company has elected to continue to estimate forfeitures to determine the amount of compensation cost to be recognized in each period.

Standards adopted effective January 1, 2018
Cash Flow:

ASU 2016-18, Restricted Cash
The standard requires that entities show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. Transfers between cash, cash equivalents and restricted cash should not be presented as cash flow activities on the statement of cash flows.
The Company adopted this standard effective January 1, 2018. The adoption did not have a material impact on its consolidated financial statements.
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

The Company formed a project team to evaluate and direct the implementation of the new revenue recognition standard and related amendments. The project team developed an implementation plan centered around specific functional areas expected to be impacted by the standard and its amendments, including accounting and reporting, information technology ("IT"), internal audit and contracts and legal, among others. As part of the adoption process, findings and progress of the implementation plan have been reported to management and to the Audit Committee on a frequent basis over the last two years.

The Company adopted this standard effective January 1, 2018 using the modified retrospective transition method. The most significant impacts of the new standard upon adoption relate to the timing of revenue recognition of fixed fees for the Company’s contracts, as well as the accounting for costs to obtain contracts. Under the new standard, for managed-service contracts, revenue recognition for the managed-service subscription and implementation fees will begin on the launch date and will be recognized over time through the contract end date. The Company currently defers revenue until the completion of the implementation services, at which point the Company recognizes a cumulative catch-up adjustment equal to the revenue earned during the implementation period but previously deferred. The remaining balance of these fixed fees is recognized ratably over the remaining term of the contract. Additionally, under the new standard, the Company will defer and amortize sales commissions and a portion of other incentive compensation. The Company currently expenses these contract costs as incurred.

The adoption of the standard as of January 1, 2018 will result in an adjustment to accumulated deficit of between $8.0 million and $9.0 million related to the deferral of contract costs and an adjustment to accumulated deficit of less than $1.0 million related to the timing of revenue recognition.
For the year ending December 31, 2018, the Company expects a net benefit to operating income on its consolidated statement of operations of between $5.0 million and $7.0 million related to deferring contract costs and a net benefit of less than $1.0 million related to the timing of revenue recognition resulting from the adoption of the standard.

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
The Company has reviewed other new accounting pronouncements that were issued as of December 31, 2017 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

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
In 2014, the Company, through its wholly owned subsidiary ChannelAdvisor UK Limited ("ChannelAdvisor UK"), acquired the issued and outstanding shares of E-Tale Holdings Limited ("E-Tale"), renamed ChannelAdvisor Brands UK Limited. The acquisition of E-Tale included a contingent consideration arrangement that allowed for adjustment of payments based upon achievement of specified quarterly revenue targets through June 2017. Contingent consideration was measured at fair value at the acquisition date and was remeasured to fair value at each reporting date until the contingency was resolved. The fair value is reported within Other current liabilities and Other long-term liabilities on the consolidated balance sheets at December 31, 2016. Changes in the fair value of contingent consideration have been recognized within general and administrative expenses in the Company’s consolidated statements of operations.
The fair value of contingent consideration related to the E-Tale acquisition was based on projected quarterly revenue targets for E-Tale through June 2017. As of December 31, 2016, the Company's liability for acquisition-related contingent consideration was $0.2 million. The contingent consideration arrangement concluded in June 2017.
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
The Company did not have any customers that individually comprised a significant concentration of its accounts receivable as of December 31, 2017 and 2016, or a significant concentration of its revenue for the years ended December 31, 2017, 2016 and 2015.

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
The following table presents the changes in the Company’s allowance for doubtful accounts during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Balance at Beginning of Period	Additions Charged To Expense/ Against Revenue	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2017	$594	727	(712)	$609
Year ended December 31, 2016	$785	528	(719)	$594
Year ended December 31, 2015	$673	1,236	(1,124)	$785
Other Receivables
Under certain customer arrangements, the Company collects and remits monthly activity-based fees incurred on specific channels on the customers’ behalf. The Company records the amounts due from customers as a result of these arrangements as other receivables.
Other receivables of $10.6 million and $7.6 million are included in Prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2017 and 2016, respectively.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are not recoverable, the impairment to be recognized, if any, is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets or asset group. Assets held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2017 and 2016, management does not believe any long-lived assets are impaired and has not identified any assets as being held for sale.
Goodwill
Goodwill represents the excess of the aggregate of the fair value of consideration transferred in a business combination over the fair value of assets acquired, net of liabilities assumed. The Company recorded goodwill in connection with its business acquisitions. See Note 3 below for information regarding goodwill recorded in connection with the acquisition of HubLogix. Goodwill is not amortized, but is subject to an annual impairment test, as described below.
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
As a result of the Company’s annual impairment tests as of October 1, 2017 and 2016, goodwill was not considered impaired and, as such, no impairment charges were recorded.
Advertising Costs
The Company expenses advertising costs as incurred. The amount expensed during the years ended December 31, 2017, 2016 and 2015 was $5.3 million, $4.1 million and $4.3 million, respectively.
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

An uncertain tax position will be recognized if it is more likely than not to be sustained. The Company did not have any accrued interest or penalties associated with unrecognized tax positions as of December 31, 2017 and 2016.
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
3. BUSINESS COMBINATION
HubLogix
On May 26, 2017, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company acquired all of the issued and outstanding shares of HubLogix Commerce Corp. ("HubLogix") (renamed ChannelAdvisor Fulfillment, Inc.), a fulfillment and logistics platform that automates order management by connecting online storefronts and marketplaces to distribution and fulfillment centers. The Company acquired HubLogix to further enhance its fulfillment network offering and capabilities.
Under the Merger Agreement, the Company paid an aggregate purchase price of $2.3 million for HubLogix, all of which was paid in cash, which amount was subject to adjustment as set forth in the Merger Agreement. The purchase price includes $0.4 million that has been placed into escrow to secure the indemnification obligations of HubLogix stockholders until November 26, 2018.
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
Based on management's assessment of the acquisition-date fair value of the assets acquired and liabilities assumed, the purchase price of $2.3 million was allocated to the Company’s assets and liabilities as follows: $1.9 million to goodwill, $0.5 million to identifiable intangible assets and $0.1 million to working capital as a net current liability.

The goodwill of $1.9 million arising from the acquisition of HubLogix consists largely of the acquired workforce, the expected company-specific synergies and the opportunity to expand the Company’s product offerings to customers. The goodwill recognized is not deductible for income tax purposes.
The Company incurred transaction costs in connection with the acquisition of $0.3 million, which are included in General and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2017.
Comparative pro forma financial information for this acquisition has not been presented because the acquisition is not material to the Company’s consolidated results of operations.
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Purchased software, including internal-use software	$14,813	$13,821
Computer hardware	12,129	11,608
Furniture and office equipment	2,583	2,767
Leasehold improvements	7,819	7,642
Construction in process	221	149
	37,565	35,987
Less: accumulated depreciation	(26,688)	(22,735)
Property and equipment, net	$10,877	$13,252
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $6.0 million, $7.3 million and $7.9 million, respectively. During the year ended December 31, 2015, the Company recorded $0.7 million of accelerated depreciation expense as a result of relocating the Company's corporate headquarters to a new facility.
5. GOODWILL AND INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill for the year ended December 31, 2017 (in thousands):

Balance as of December 31, 2016	$21,632
Goodwill attributable to the HubLogix acquisition	1,854
Balance as of December 31, 2017	$23,486
There were no changes to the Company's goodwill during the year ended December 31, 2016.
Intangible assets consisted of the following (in thousands):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Customer relationships	$2,230	$(961)	$1,269	7.0
Acquired technology	2,030	(796)	1,234	7.0
Total	$4,260	$(1,757)	$2,503	7.0

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Customer relationships	$2,100	$(650)	$1,450	7.0
Acquired technology	1,700	(526)	1,174	7.0
Trade names	130	(94)	36	3.0
Total	$3,930	$(1,270)	$2,660	6.9
Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $0.6 million, $0.6 million and $0.9 million, respectively. As of December 31, 2017, expected amortization expense over the remaining intangible asset lives is as follows (in thousands):

Year Ending December 31,
2018	$609
2019	609
2020	609
2021	518
2022	65
Thereafter	93
Total	$2,503
6. COMMITMENTS AND CONTINGENCIES
Operating and Capital Lease Commitments
The Company leases office facilities and certain equipment under non-cancelable operating and capital leases. Future minimum lease payments on capital leases and future payments on operating leases with remaining terms in excess of one year are as follows (in thousands):

	Operating Leases	Capital Leases
Year Ending December 31,
2018	$5,893	$1,027
2019	4,779	652
2020	5,037	—
2021	4,773	—
2022	4,033	—
Thereafter	996	—
Total minimum lease payments	$25,511	1,679
Less: imputed interest		(45)
Less: current portion		(993)
Capital lease obligations, net of current portion		$641
The gross book value of fixed assets under capital leases as of December 31, 2017 and 2016 was approximately $8.2 million and $7.6 million, respectively. The net book value of fixed assets under capital leases as of December 31, 2017 and 2016 was approximately $1.4 million and $3.5 million, respectively. Capital lease obligations are included in Other current liabilities and Long-term capital leases, net of current portion in the accompanying consolidated balance sheets. The amortization of fixed assets under capital leases is included in depreciation expense within Cost of revenue and operating expenses in the accompanying consolidated statements of operations.
Future minimum lease payments due under the non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported in Other current liabilities and

Other long-term liabilities in the accompanying consolidated balance sheets. As of December 31, 2017 and 2016, deferred rent related to these leases totaled $1.1 million and $1.0 million, respectively.
The Company's lease agreement for its current corporate headquarters commenced in October 2015 and has a term of seven years. The Company may elect to renew the lease term for two additional five-year periods, subject to certain conditions and notice obligations set forth in the lease agreement. Minimum annual rental payments were $3.2 million the first lease year, and are scheduled to increase in each subsequent lease year by 2.75%. As of January 2017, the Company began paying its proportionate share of the landlord's operating expenses for the building, as specified in the lease agreement, subject to certain limitations.
In December 2015, the Company exercised its right to terminate the lease for its previous corporate headquarters effective as of October 1, 2016. In conjunction with the exercise of its early termination right, the Company paid approximately $1.0 million during the fourth quarter of 2015.
Total rent expense for the years ended December 31, 2017, 2016 and 2015 was $4.3 million, $3.9 million and $3.1 million, respectively.
Litigation and Other Contingencies
From time to time, the Company is subject to litigation and claims arising in the ordinary course of business. It is not currently party to any material legal proceedings and it is not aware of any pending or threatened legal proceeding against the Company that it believes could have a material adverse effect on its business, operating results, cash flows or financial condition.
During the first quarter of 2017, the Company completed its analysis with regard to potential unpaid sales tax obligations. Based on the results of this analysis, the Company made the decision to enter into voluntary disclosure agreements ("VDAs") with certain jurisdictions to reduce the Company’s potential sales tax liability. VDAs generally provide for a maximum look-back period, a waiver of penalties and, at times, interest as well as payment arrangements. The Company's estimated aggregate VDA liability of $2.5 million was recorded as a one-time charge in General and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2017. This amount represents the Company's estimate of its potential unpaid sales tax liability through the anticipated look-back periods including interest, where applicable, in all jurisdictions in which the Company has entered into VDAs. If the VDAs do not resolve all potential unpaid sales tax obligations, then it is possible that the actual aggregate unpaid sales tax liability may be higher or lower than the Company's estimate.
Through December 31, 2017, the Company has paid approximately $1.5 million under terms of the VDA agreements that it has completed with certain jurisdictions. During the third quarter of 2017, one jurisdiction rejected the Company's VDA application and will conduct a sales tax audit. The Company believes the scope of the audit will be limited and similar in principle to the VDA program offered by that jurisdiction; as a result, the Company has determined not to revise its estimate of its potential unpaid sales tax liability. The completion date of the sales tax audit has not been determined.
7. INCOME TAXES
The components of loss before income taxes for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015
Domestic	$(11,089)	$(10,761)	$(21,146)
Foreign	(5,184)	(2,904)	10
Total loss before income taxes	$(16,273)	$(13,665)	$(21,136)
The provision for income tax expense (benefit) included the following for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Current:
Federal	$(39)	$—	$—
State	—	(19)	(101)
Foreign	193	10	160
Total	154	(9)	59
Deferred:
Federal	(73)	43	37
State	15	6	15
Foreign	188	(5,698)	(296)
Total	130	(5,649)	(244)
Total tax expense (benefit)	$284	$(5,658)	$(185)
The Tax Cuts and Jobs Act of 2017 ("Tax Act"), which went into effect on December 22, 2017, significantly revises the Internal Revenue Code of 1986, as amended ("IRC"). The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time and modifying or repealing many business deductions and credits. The Tax Act is complex and it will take time to assess the implications thoroughly. The Company is currently evaluating the Tax Act with its professional advisors and has included the effects of the following changes enacted in the Tax Act in this Annual Report on Form 10-K:
•The Company reduced its expected U.S. federal corporate income tax rate used to measure its deferred tax assets and liabilities to 21% from 34%, which had been used as of December 31, 2016. This resulted in a reduction of the Company’s net deferred tax assets of $16.6 million, which was offset by a corresponding reduction in the valuation allowance of $16.7 million that is recorded against its U.S. deferred tax assets, net of certain deferred tax liabilities.
•The Company incorporated the newly enacted rules relating to IRC Section 162(m), which provide for a limitation on the annual deduction of excessive executive compensation. The new rules have an impact on the deferred tax asset recorded on stock-based compensation at the end of 2017. This resulted in a de minimis reduction in the end of year deferred tax asset on stock compensation, which was completely offset by a reduction in the valuation allowance.
Other provisions of the law might have a significant impact on the Company, such as the new rules covering net operating loss carryforwards, the repeal of the alternative minimum tax, the new requirement to capitalize research and experimentation expenses, and the creation of the base erosion anti-abuse tax, the global intangible low taxed income inclusion, and the foreign derived intangible income deduction. However, the Company has determined that these changes will have no material impact on its financial results as of and for the year ended December 31, 2017. The Company is analyzing the other changes enacted in the Tax Act and has made a preliminary determination that they should not have a material impact on the Company's financial statements based on current operations. However, new developments such as changes in the Company’s operations or the issuance of additional guidance from the Internal Revenue Service could result in changes to the Company’s initial determination. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we have determined that the $16.6 million reduction to the Company's net deferred tax assets to account for the decrease in the U.S. federal tax rate and the de minimis reduction in the end of year deferred tax asset to account for the changes to IRC Section 162(m) were provisional amounts and a reasonable estimate at December 31, 2017. Additional work is necessary for a more detailed analysis of the impacts of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

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
The components of the Company’s net deferred tax asset (liability) as of December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Deferred tax assets:
Domestic tax loss carryforwards	$28,403	$32,539
Foreign tax loss carryforwards	6,849	5,455
Stock-based compensation	3,750	4,864
Tax credits	2,231	1,624
Lease incentive obligation	1,119	1,978
Other assets	2,232	2,248
Valuation allowance	(38,054)	(41,926)
Total deferred tax assets	6,530	6,782
Deferred tax liabilities:
Fixed assets	645	1,328
Intangible assets	604	566
Total deferred tax liabilities	1,249	1,894
Net deferred tax asset	$5,281	$4,888
The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) effective January 1, 2017. As a result of this adoption, the Company recognized $8.2 million of deferred tax assets attributable to accumulated excess tax benefits that under the previous guidance could not be recognized until the benefits were realized through a reduction in income taxes payable. This adjustment was applied using a modified retrospective method with a cumulative-effect adjustment to the accumulated deficit for the excess tax benefits not previously recognized. However, given the full valuation allowance of $8.2 million placed on the additional deferred tax assets, the recognition upon adoption had no impact on the Company's accumulated deficit as of January 1, 2017. Further, the Company has elected to continue to estimate forfeitures to determine the amount of compensation cost to be recognized in each period.
At December 31, 2017 and 2016, the Company had federal net operating loss ("NOL") carryforwards of $114.2 million and $109.5 million, respectively, which expire beginning in 2022. At December 31, 2017 and 2016, the Company had state NOL carryforwards of $136.2 million and $128.3 million, respectively, which expire beginning in 2018. At December 31, 2017 and 2016, the Company had U.S. federal income tax credit carryforwards of $3.0 million and $2.1 million, respectively, which expire beginning in 2034. The utilization of the NOL and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code and state and foreign tax laws. Prior to the utilization of these tax attributes, the Company will assess any limitations, particularly related to NOL carryforwards from its acquired entities. For each of the periods ended December 31, 2017 and 2016, the Company also had foreign NOL carryforwards for use against future tax in those jurisdictions of $35.2 million and $27.3 million, respectively. The majority of the Company's foreign NOLs can be carried forward indefinitely.
A valuation allowance has been recognized to offset deferred tax assets, primarily attributable to NOL carryforwards that the Company has determined are not more likely than not to be realized. In 2016, the Company released $5.3 million of the valuation allowance on deferred tax assets in several of its foreign jurisdictions based on the result of the Company's evaluation of the likelihood of potential tax benefits related to the foreign entities’ most recent three years of operating results and projections of future profitability, which primarily resulted from a change in the Company’s global transfer pricing methodology. There was a net decrease in valuation allowance of $3.9 million during the year ended December 31, 2017, which was comprised of a net decrease of $12.6 million that was allocable to current operations (includes the reduction in the valuation allowance of $16.7 million noted above resulting from the Tax Act), an increase of $8.2 million from the adoption of ASU 2016-09 that was allocable to accumulated deficit and an increase of $0.5 million that was allocable to goodwill as part of the HubLogix acquisition. The Company does not generally consider deferred tax liabilities on indefinite-lived assets as a source of future taxable income available to be able to realize deferred tax assets. However, the Company considers the deferred tax liability associated with an indefinite-lived intangible asset as a source of future taxable income available to be able to realize the deferred tax asset recorded for the U.S. federal alternative minimum tax credit, which can be carried forward indefinitely. Since both the deferred tax liability and the deferred tax asset have indefinite lives, they offset each other to arrive at the net deferred tax liability.
Undistributed earnings of the Company’s foreign subsidiaries are indefinitely reinvested offshore and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. The cumulative amount of undistributed earnings of the Company’s non-U.S. subsidiaries for the years ended December 31, 2017 and 2016 was nominal. The determination of the deferred tax liability, which requires complex analysis of international tax situations related to repatriation, is not practicable at this time. The Company is presently investing in international operations located in Europe, Asia, Australia and South America. The Company is funding the working capital needs of its foreign operations through its U.S. operations. In the future, the Company will utilize any foreign undistributed earnings, as well as continued funding from its U.S. operations, to support its continued investment in foreign growth.
A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
U.S. statutory federal rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	2.5	3.2	4.3
Change in U.S. federal statutory rate	(102.2)	—	—
Nondeductible expenses	(10.5)	(1.6)	(14.0)
Effect of foreign tax rate differential	(5.3)	(3.8)	(0.1)
Uncertain tax position	(1.6)	(0.8)	(1.5)
Research and development credit	5.6	4.1	3.7
Change in valuation allowance	77.1	11.2	(20.3)
Other	(1.3)	(4.9)	(5.2)
Effective tax rate	(1.7)%	41.4%	0.9%
The Company's effective tax rates for the years ended December 31, 2017 and 2015 are lower than the U.S. federal statutory rate of 34% primarily due to operating losses which are subject to a valuation allowance. The Company cannot recognize the tax benefit of operating loss carryforwards generated in certain jurisdictions due to uncertainties relating to future taxable income in those jurisdictions in terms of both its timing and its sufficiency, which would enable the Company to realize the benefits of those carryforwards. For the year ended December 31, 2016, the effective tax rate is higher than the U.S. federal statutory rate of 34% primarily due to the $5.3 million release of the valuation allowance on deferred tax assets in several of its foreign jurisdictions. In 2017, due to the release of the valuation allowance at the end of 2016, the Company recognizes tax expense in most of these foreign jurisdictions. In addition, during 2017 the Company no longer had sufficient deferred tax liabilities in one of its foreign subsidiaries necessary to realize the tax benefit of all of its deferred tax assets for that same foreign subsidiary. The Company recorded a valuation allowance against the deferred tax assets of that foreign subsidiary, net of deferred tax liabilities. As a result, the Company is not currently permitted to recognize the tax benefit of that subsidiary’s losses. The remeasurement of the Company’s U.S. net deferred tax assets to reflect the newly enacted U.S. statutory tax rate of 21% resulted in tax expense of $16.6 million, which was offset by a corresponding reduction to the valuation allowance of $16.7 million. The net result from the change in the U.S. federal statutory tax rate was a tax benefit of $0.1 million. The nondeductible expenses during the years ended December 31, 2017, 2016 and 2015 primarily related to stock-based compensation expense associated with nondeductible stock awards. Nondeductible stock award expense and share-based compensation shortfalls had a larger impact on the December 31, 2015 tax rate than they did on the tax rate for the years ended December 31, 2017 and 2016. The decrease in the effective tax rate impact from the effect of foreign tax rate differential for the years ended December 31, 2017 and 2016 compared to the year ended December 31, 2015, was primarily due to an increase in the percentage of the Company's worldwide book losses recorded outside the U.S. during these periods. The Company's foreign jurisdictions comprise a mix of income and loss making entities. In 2017 and 2016, foreign losses exceeded foreign income.
The Company accounts for uncertain tax provisions in accordance with Accounting Standards Codification Topic 740-10, Income Taxes ("ASC 740-10"). This guidance provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return.

The following table shows the changes in unrecognized tax benefits in accordance with ASC 740-10 for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Balance as of January 1,	$766	$681	$782
Increases related to current tax positions	199	146	345
Increases related to prior year tax positions	317	—	79
Decreases related to prior year tax positions	—	(42)	(411)
Decreases related to the expirations of statutes of limitations	—	(19)	(114)
Balance as of December 31,	$1,282	$766	$681
Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that a de minimis amount of unrecognized tax benefits could reverse in the next twelve months. If the total unrecognized tax benefit was recognized, there would be a de minimis impact on the effective tax rate. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to the tax contingencies. The Company’s policy for recording interest and penalties is to record them as a component of provision for income taxes.
The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local tax examinations by tax authorities for years prior to 2013, although carryforward attributes that were generated prior to 2013 may still be adjusted upon examination by the Internal Revenue Service if they either have been or will be used in a future period. The Company is no longer subject to examination in foreign tax jurisdictions for tax periods 2013 and prior. No income tax returns are currently under examination by taxing authorities.
8. EQUITY INCENTIVE PLANS AND STOCK-BASED COMPENSATION
In May 2013, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2013 Equity Incentive Plan (the "2013 Plan"), pursuant to which the Company initially reserved 1,250,000 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2013 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2014 through January 1, 2023, by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Accordingly, on January 1, 2018 the number of shares reserved for issuance under the 2013 Plan increased by 1,330,081 shares. As of December 31, 2017, 1,085,091 shares remained available for future grant under the 2013 Plan. As a result of the adoption of the 2013 Plan, no further grants may be made under the former 2001 Stock Plan, although outstanding awards under the 2001 Stock Plan continue to vest in accordance with their terms until exercised, forfeited or expired.
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Cost of revenue	$807	$1,259	$992
Sales and marketing	3,971	4,775	4,421
Research and development	2,260	1,962	1,689
General and administrative	4,909	5,266	4,735
	$11,947	$13,262	$11,837

Stock Option Awards

The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company’s employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the "simplified method." Under the "simplified method," the expected life of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company used the "simplified method" due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is estimated based on the historical volatility of the Company's stock. Prior to the fourth quarter of 2017, expected volatility was estimated based on volatilities of publicly traded stock for comparable companies over the estimated expected life of the stock options. The Company assumed no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends.
The following table summarizes the assumptions used for estimating the fair value of stock options granted for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Risk-free interest rate	1.4% - 2.1%	0.8% - 1.8%	0.9% - 1.7%
Expected term (years)	6.25	6.25	6.25
Expected volatility	45% - 51%	46% - 50%	45% - 47%
Dividend yield	0%	0%	0%
The following is a summary of the option activity for the year ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding balance at December 31, 2016	1,686,095	$9.78
Granted	674,245	10.26
Exercised	(172,690)	8.29
Forfeited	(59,590)	11.90
Expired	(19,668)	23.60
Outstanding balance at December 31, 2017	2,108,392	$9.87	7.26	$1,685
Exercisable at December 31, 2017	940,485	$9.02	5.49	$1,662
Vested and expected to vest at December 31, 2017	1,924,479	$9.80	7.13	$1,682
The weighted average grant date fair value for the Company's stock options granted during the years ended December 31, 2017, 2016, and 2015 was $4.17, $4.73 and $4.29 per share, respectively.
The total fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $1.2 million, $1.1 million and $1.2 million, respectively.
The total compensation cost related to nonvested stock options not yet recognized as of December 31, 2017 was $2.1 million and will be recognized over a weighted average period of approximately 1.9 years.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016, and 2015 was $0.5 million, $2.1 million and $1.2 million, respectively.

Restricted Stock Units
The following table summarizes the RSU activity for the year ended December 31, 2017:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested RSUs as of December 31, 2016	2,151,658	$12.54
Granted	1,378,259	10.37
Vested	(721,495)	13.43
Forfeited	(327,385)	12.08
Unvested RSUs as of December 31, 2017	2,481,037	$11.14
The total unrecognized compensation cost related to the unvested RSUs as of December 31, 2017 was $9.3 million and will be recognized over a weighted average period of approximately 1.7 years.
9. NET LOSS PER SHARE
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Stock options	2,108,392	1,686,095	1,470,293
RSUs	2,481,037	2,151,658	1,949,702
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
Substantially all assets were held in the United States during the years ended December 31, 2017 and 2016. The following table summarizes revenue by geography and product for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Revenue by geography:
Domestic	$95,722	$88,668	$76,446
International	26,813	24,532	24,139
Total	$122,535	$113,200	$100,585

Revenue by product:
Marketplaces	$93,449	$86,312	$74,210
Digital marketing	18,076	19,367	20,182
Other	11,010	7,521	6,193
Total	$122,535	$113,200	$100,585
The Company's revenue from external customers based in the United Kingdom totaled approximately $11.7 million, $12.7 million and $13.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
11. RETIREMENT PLANS
The Company provides retirement plans whereby participants may elect to contribute a portion of their annual compensation to the plans, after complying with certain requirements and subject to certain limitations. The Company contributed an aggregate of $1.5 million, $1.0 million and $0.8 million to the plans for the years ended December 31, 2017, 2016 and 2015, respectively.
12. SELECTED QUARTERLY INFORMATION (UNAUDITED)

	Three Months Ended,
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share amounts)
Revenue	$28,329	$30,004	$30,097	$34,105
Gross profit	21,487	23,484	23,548	28,066
Loss from operations	(8,053)	(3,968)	(4,121)	(436)
Net loss	(8,056)	(3,985)	(4,055)	(461)
Net loss per share:
Basic and diluted	$(0.31)	$(0.15)	$(0.15)	$(0.02)

	Three Months Ended,
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share amounts)
Revenue	$26,347	$27,098	$27,992	$31,763
Gross profit	19,434	20,235	21,181	24,730
(Loss) income from operations	(4,639)	(6,740)	(2,680)	222
Net (loss) income	(4,563)	(6,727)	(2,552)	5,835
Net (loss) income per share:
Basic	(0.18)	(0.26)	(0.10)	0.23
Diluted	(0.18)	(0.26)	(0.10)	0.21
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report. The term "disclosure controls and procedures," as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the "SEC"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC.
ITEM 9B. OTHER INFORMATION

Not applicable.
PART III
We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the "2018 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2018 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2018 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."
ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2018 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2018 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2018 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2018 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."
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

10.8+
Schedule of Compensation for Non-Employee Directors, adopted effective as of February 22, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on May 4, 2017).

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

10.13	Second Amendment to Office Lease, dated as of August 25, 2017, by and between the Registrant and SVT Perimeter Four, LP. (as successor in interest to Duke Realty Limited Partnership).

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on signature page hereto).

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1^	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

ITEM 16. SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHANNELADVISOR CORPORATION

	By:	/s/ David J. Spitz
February 13, 2018		David J. Spitz Chief Executive Officer
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

Signature	Title	Date

/s/ David J. Spitz	Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2018
David J. Spitz

/s/ Mark E. Cook	Chief Financial Officer (Principal Financial Officer)	February 13, 2018
Mark E. Cook

/s/ Richard F. Cornetta	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2018
Richard F. Cornetta

/s/ M. Scot Wingo	Director	February 13, 2018
M. Scot Wingo

/s/ Timothy J. Buckley	Director	February 13, 2018
Timothy J. Buckley

/s/ Joseph L. Cowan	Director	February 13, 2018
Joseph L. Cowan

/s/ Janet R. Cowell	Director	February 13, 2018
Janet R. Cowell

/s/ Marc E. Huffman	Director	February 13, 2018
Marc E. Huffman

/s/ Timothy V. Williams	Director	February 13, 2018
Timothy V. Williams