Form 10-Q
period 2018-03-31
CHANNELADVISOR CORP
filed 2018-05-10
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
(919) 228-4700
(Registrant's telephone number, including area code)
N/A
(Former name, former address and former
fiscal year, if changed since last report)
____________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on April 30, 2018 was 27,108,328.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,749	$53,422
Accounts receivable, net of allowance of $566 and $609 as of March 31, 2018 and December 31, 2017, respectively	20,885	27,452
Prepaid expenses and other current assets	17,217	16,462
Total current assets	92,851	97,336
Property and equipment, net	10,019	10,877
Goodwill	23,486	23,486
Intangible assets, net	2,350	2,503
Deferred contract costs, net of current portion	8,163	—
Long-term deferred tax assets, net	5,144	5,550
Other assets	1,375	759
Total assets	$143,388	$140,511
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,980	$7,243
Accrued expenses	13,800	12,611
Deferred revenue	26,991	27,143
Other current liabilities	4,820	4,477
Total current liabilities	49,591	51,474
Long-term capital leases, net of current portion	302	641
Lease incentive obligation	3,109	3,328
Other long-term liabilities	3,093	3,157
Total liabilities	56,095	58,600
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,083,887 and 26,601,626 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	27	27
Additional paid-in capital	263,734	262,805
Accumulated other comprehensive loss	(680)	(789)
Accumulated deficit	(175,788)	(180,132)
Total stockholders' equity	87,293	81,911
Total liabilities and stockholders' equity	$143,388	$140,511
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$31,445	$28,329
Cost of revenue (1)	7,353	7,696
Gross profit	24,092	20,633
Operating expenses:
Sales and marketing (1)	14,890	15,185
Research and development	5,902	4,971
General and administrative	6,451	8,530
Total operating expenses	27,243	28,686
Loss from operations	(3,151)	(8,053)
Other income (expense):
Interest income (expense), net	125	28
Other income (expense), net	(19)	57
Total other income (expense)	106	85
Loss before income taxes	(3,045)	(7,968)
Income tax expense	112	88
Net loss	$(3,157)	$(8,056)
Net loss per share:
Basic and diluted	$(0.12)	$(0.31)
Weighted average common shares outstanding:
Basic and diluted	26,739,331	26,056,881
(1) Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on reported operating loss or net loss for the period. Refer to Note 2, "Significant Accounting Policies," for further detail.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(3,157)	$(8,056)
Other comprehensive income (loss):
Foreign currency translation adjustments	109	210
Total comprehensive loss	$(3,048)	$(7,846)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(3,157)	$(8,056)
Adjustments to reconcile net loss to cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,480	1,733
Bad debt expense	189	(5)
Stock-based compensation expense	2,733	2,924
Deferred income taxes	105	66
Other items, net	(219)	(221)
Changes in assets and liabilities:
Accounts receivable	6,587	1,661
Prepaid expenses and other assets	1,195	2,348
Deferred contract costs	(1,942)	—
Accounts payable and accrued expenses	(3,660)	(1,200)
Deferred revenue	(1,339)	1,101
Cash and cash equivalents provided by operating activities	1,972	351
Cash flows from investing activities
Purchases of property and equipment	(338)	(360)
Payment of internal-use software development costs	(124)	(57)
Cash and cash equivalents used in investing activities	(462)	(417)
Cash flows from financing activities
Repayment of capital leases	(330)	(587)
Proceeds from exercise of stock options	159	186
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(14)	(1,677)
Cash and cash equivalents used in financing activities	(185)	(2,078)
Effect of currency exchange rate changes on cash and cash equivalents	2	110
Net increase (decrease) in cash and cash equivalents	1,327	(2,034)
Cash and cash equivalents, beginning of period	53,422	65,420
Cash and cash equivalents, end of period	$54,749	$63,386
Supplemental disclosure of cash flow information
Cash paid for interest	$19	$24
Cash paid for income taxes, net	$16	$14
Supplemental disclosure of noncash investing and financing activities
Accrued statutory tax withholding related to net-share settlement of restricted stock units	$1,949	$—
Accrued capital expenditures	$63	$9
Capital lease obligations entered into for the purchase of fixed assets	$—	$567
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS
ChannelAdvisor Corporation ("ChannelAdvisor" or the "Company") was incorporated in the state of Delaware and capitalized in June 2001. The Company began operations in July 2001. ChannelAdvisor is a provider of software-as-a-service, or SaaS, solutions and its mission is to connect and optimize the world's commerce. ChannelAdvisor's e-commerce cloud platform helps retailers and branded manufacturers worldwide improve their online performance by expanding sales channels, connecting with consumers around the world, optimizing their operations for peak performance and providing actionable analytics to improve competitiveness. The Company is headquartered in Morrisville, North Carolina and maintains sales, service, support and research and development offices in various domestic and international locations. Please refer to the Company's website at www.channeladvisor.com for a complete list of its domestic and international office locations.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss and cash flows. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2017 ("fiscal 2017"), which are included in the Company's Annual Report on Form 10-K for fiscal 2017. Except for the adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts from Customers (Topic 606) ("ASC 606"), there have been no material changes to the Company's significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2017. Refer to Note 6, "Revenue from Contracts with Customers" for a description of changes to the Company's revenue recognition and contract costs accounting policies as a result of the adoption of ASC 606.
Reclassification
Certain prior period amounts included in the unaudited condensed consolidated statements of operations have been reclassified to conform to the current period's presentation. The Company has revised the classification of certain employee-related and other operating expenses to better align the income statement line items with departmental responsibilities and the management of operations. These reclassifications had no effect on the Company's reported operating loss or net loss for the three months ended March 31, 2017.
The table below summarizes the financial statement line items impacted by these reclassifications (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue	$6,842	$854	$7,696
Gross profit	21,487	(854)	20,633
Sales and marketing	16,039	(854)	15,185
Total operating expenses	29,540	(854)	28,686

Recent Accounting Pronouncements

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Standards that the Company has not yet adopted
Leases:
ASU 2016-02, Leases (Topic 842) Effective date: January 1, 2019
This standard requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. This standard also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases.

The Company formed a project team and developed a plan to prepare for the adoption of this standard by its effective date. The project team has performed a business impact assessment, has identified a preliminary population of leases and has performed analysis on a subset of its lease population using an expected incremental borrowing rate to assess its adoption of the ASU. The Company is evaluating transition methods and the impact that ASU 2016-02 will have on its consolidated financial statements.

Financial Instruments:
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Effective date: January 1, 2020
This standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more useful information about expected credit losses.
The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
Standards that the Company has recently adopted
Cash Flow:
ASU 2016-18, Restricted Cash
This standard requires that entities show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. Transfers between cash, cash equivalents and restricted cash should not be presented as cash flow activities on the statement of cash flows.
The Company adopted this standard effective January 1, 2018. The adoption did not have a material impact on its consolidated financial statements.
Revenue Recognition:
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
This standard replaces existing revenue recognition standards and provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard.

The Company adopted this standard effective January 1, 2018 using the modified retrospective transition method. Refer to Note 6, "Revenue from Contracts with Customers," for additional information regarding the impact of adoption and revenue recognition under ASC 606 on the Company's consolidated financial statements.

The Company has reviewed new accounting pronouncements that were issued during the three months ended March 31, 2018 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, the useful lives of long-lived assets and other intangible assets, income taxes, assumptions used for purposes of determining stock-based compensation, and revenue recognition, including standalone selling prices for contracts with multiple performance obligations and the expected period of benefit for deferred contract costs, among others. Estimates and assumptions are also required to value assets acquired and liabilities assumed in conjunction with business combinations. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.
3. STOCKHOLDERS' EQUITY
The following table summarizes the stockholders' equity activity for the three months ended March 31, 2018 (in thousands):

Balance as of December 31, 2017	$81,911
Cumulative effect of accounting change (1)	7,501
Exercise of stock options and vesting of restricted stock units	159
Stock-based compensation expense	2,733
Statutory tax withholding related to net-share settlement of restricted stock units	(1,963)
Net loss	(3,157)
Foreign currency translation adjustments	109
Balance as of March 31, 2018	$87,293
(1) Refer to Note 6, "Revenue from Contracts with Customers," for additional information regarding the effect of the adoption of ASC 606 and adjustments to accumulated deficit upon adoption.
4. GOODWILL AND INTANGIBLE ASSETS
The Company has acquired intangible assets in connection with its business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are being amortized over their respective estimated useful lives using the straight-line method. The estimated useful lives and amortization methodology used in computing amortization are as follows:

	Estimated Useful Life	Amortization Methodology
Customer relationships	7 years	Straight-line
Acquired technology	7 years	Straight-line
Amortization expense associated with the Company's intangible assets was $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.
There were no changes to the Company's goodwill during the three months ended March 31, 2018.
5. COMMITMENTS
Sales Tax
During the first quarter of 2017, the Company completed its analysis with regard to potential unpaid sales tax obligations. Based on the results of this analysis, the Company made the decision to enter into voluntary disclosure agreements ("VDAs") with certain jurisdictions to reduce the Company's potential sales tax liability. VDAs generally provide for a maximum look-back period, a waiver of penalties and, at times, interest as well as payment arrangements. The Company's estimated aggregate VDA liability of $2.5 million was recorded as a one-time charge in general and administrative expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2017. This amount represents the Company's estimate of its potential unpaid sales tax liability through the anticipated look-back periods including interest, where applicable, in all jurisdictions in which the Company has entered into VDAs. If the VDAs do not resolve all potential unpaid sales tax obligations or if the Company's estimate of the one-time charge exceeds the actual liability under the VDA programs, then it is possible that the actual aggregate unpaid sales tax liability may be higher or lower than the Company's estimate.
Through March 31, 2018, the Company has paid approximately $1.5 million under terms of the VDA agreements that it has completed with certain jurisdictions. During the third quarter of 2017, one jurisdiction rejected the Company's VDA application and conducted a sales tax audit, which was completed in May 2018, as described in Note 11, "Subsequent Event." The amount to be paid to settle with the jurisdiction is materially in agreement with the Company's initial estimate of its potential unpaid sales tax liability; as a result, no adjustment has been made to the liability reflected on the condensed consolidated balance sheet as of March 31, 2018. The Company will pay the settlement amount in the second quarter of 2018.
6. REVENUE FROM CONTRACTS WITH CUSTOMERS
Financial Statement Impact of Adopting ASC 606, "Revenue from Contracts with Customers"
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method and applied this method to all contracts that were not complete as of the date of adoption. The reported results as of and for the three months ended March 31, 2018 in the accompanying unaudited condensed consolidated financial statements are presented under ASC 606, while prior period results have not been adjusted and are reported in accordance with historical accounting guidance in effect for those periods.
The most significant impacts of this standard relate to the timing of revenue recognition of fixed fees under the Company’s contracts, as well as the accounting for costs to obtain contracts. Under ASC 606, for the Company's managed-service contracts, revenue recognition for subscription and implementation fees begins on the launch date and is recognized over time through the term of the contract. Before the adoption of this standard, the Company deferred the recognition of revenue until the completion of the implementation services, at which point the Company recognized a cumulative catch-up adjustment equal to the revenue earned during the implementation period that had been deferred. The Company then recognized the remaining balance of the fixed fees ratably over the remaining term of the contract. Additionally, under ASC 606, the Company now defers recognition of expense for sales commissions and a portion of other incentive compensation ("contract costs"). These contract costs are amortized to expense over the expected period of benefit. Before the adoption of ASC 606, the Company expensed these contract costs as incurred.
The adoption of ASC 606 under the modified retrospective transition method resulted in a net adjustment to accumulated deficit of $7.5 million at January 1, 2018, consisting of $8.7 million related to the deferral of contract costs that were historically expensed as incurred, $(0.6) million related to the timing of revenue recognition for managed-service contracts, and $(0.6) million related to the tax impact of the contract costs and revenue adjustments.
Revenue Recognition
In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those services. In determining the amount of revenue to be recognized, the Company performs the following steps: (i) identification of the contract with a customer; (ii) identification of the promised services in the contract and determination of whether the promised services are performance obligations, including whether they are distinct in the context of the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
Disaggregation of Revenue
The Company derives the majority of its revenue from subscription fees paid for access to and usage of its SaaS solutions for a specified period of time, typically one year. A portion of the subscription fee is typically fixed and is based on a specified minimum amount of gross merchandise value ("GMV") or advertising spend that a customer expects to process through the Company's platform over the contract term. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV or advertising spend processed through the Company's platform in excess of the customer's specified minimum GMV or advertising spend amount. In addition to subscription fees, contracts with customers may include implementation fees for launch assistance and training. Fixed subscription and implementation fees are billed in advance of the subscription term and are due in accordance with contract terms, which generally provide for payment within 30 days. Variable fees are subject to the same payment terms, although they are generally billed the month after they are incurred. The Company also generates revenue from its solutions that allow branded manufacturers to direct potential consumers from their websites and digital marketing campaigns to authorized resellers. These contracts are generally one year in duration. The Company’s contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of the Company’s software at any time. Sales taxes collected from customers and remitted to government authorities are excluded from revenue.
The following table summarizes revenue disaggregation by product for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017 (1)
Marketplaces	$23,987	$22,089
Digital Marketing	4,345	4,197
Other	3,113	2,043
	$31,445	$28,329
(1) As noted above, prior periods have not been adjusted for the adoption of ASC 606 and are presented in accordance with historical accounting guidance in effect for those periods.
Marketplaces - The Company's Marketplaces module connects customers to third-party e-commerce marketplaces and provides access to advertising programs and advanced competitive features on major marketplaces. Customers may subscribe to the Marketplaces module on a self-service or managed-service basis. Self-service subscriptions allow the customer to manage their own activity on the platform. Launch services are also available, although they are not required for the customer to access the platform. Revenue from self-service subscriptions, including fixed subscription fees and fees associated with any elected launch services, is recognized ratably over the subscription term, which is typically one year, beginning on the date the customer has access to the platform. Managed-service subscriptions offer the customer an outsourced, managed platform experience. Implementation services are included with managed-service subscriptions and are necessary to launch on the platform. Revenue from managed-service subscriptions, including fixed subscription fees and fees associated with implementation services, is recognized ratably over the subscription term, which is typically one year, beginning once implementation services are complete.
As noted above, customers incur variable fees when the GMV processed through Marketplaces exceeds the GMV included in their subscriptions. In general, revenue from variable fees is recognized in the period in which the related GMV is processed through the platform.
Digital Marketing - The Company's Digital Marketing module connects customers to comparison shopping sites, allows customers to advertise products on search engines and connects customers to social commerce sites. Customers may subscribe to the Digital Marketing module on a self-service or managed-service basis. Self-service subscriptions allow the customer to manage their own activity on the platform. Launch services are also available, although they are not required for the customer to access the platform. Revenue from self-service subscriptions, including fixed subscription fees and fees associated with any elected launch services, is recognized ratably over the subscription term, which is typically one year, beginning on the date the customer has access to the platform. Managed-service subscriptions offer the customer an outsourced, managed platform experience. Implementation services are included with managed-service subscriptions and are necessary to launch on the platform. Revenue from managed-service subscriptions, including fixed subscription fees and fees associated with implementation services, is recognized ratably over the subscription term, which is typically one year, beginning once implementation services are complete.
As noted above, customers incur variable fees when the advertising spend processed through Digital Marketing exceeds the advertising spend included in their subscriptions. In general, revenue from variable fees is recognized in the period in which the related advertising spend is processed through the platform.
Other - Other product offerings include the Company's Where to Buy and Product Intelligence solutions, which provide current information on resellers and product availability and insights on product assortment, gaps, and pricing trends. These solutions are only available on a managed-service basis and include implementation services. The Company also enters into integration agreements with certain marketplaces or channels under which the partner engages the Company to integrate the platform with their marketplace or channel. Revenue from these product offerings is recognized ratably over the subscription term beginning on the date the implementation or integration is complete.

Contracts with Multiple Performance Obligations
Customers may elect to purchase a subscription to multiple modules, multiple modules with multiple service levels, or, for certain of the Company's solutions, multiple brands or geographies. The Company evaluates such contracts to determine whether the services to be provided are distinct and accordingly, should be accounted for as separate performance obligations. If the Company determines that a contract has multiple performance obligations, the transaction price, which is the total price of the contract, is allocated to each performance obligation based on a relative standalone selling price method. The Company estimates standalone selling price based on observable prices in past transactions for which the product offering subject to the performance obligation has been sold separately. As the performance obligations are satisfied, revenue is recognized as discussed above in the product descriptions.
Transaction Price Allocated to Future Performance Obligations
ASC 606 provides certain practical expedients that limit the required disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. As the Company typically enters into contracts with customers for a twelve-month subscription term, substantially all of its performance obligations that have not yet been satisfied as of March 31, 2018 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, for which the practical expedient does not apply, the aggregate transaction price allocated to the unsatisfied performance obligations was $19.5 million as of March 31, 2018, of which $12.3 million is expected to be recognized as revenue over the next twelve months.
Deferred Revenue
Deferred revenue represents the unearned portion of subscription and implementation fees. Deferred revenue is recorded when cash payments are received in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying condensed consolidated balance sheets under "Total current liabilities," net of any long-term portion that is included in "Other long-term liabilities." The following table summarizes deferred revenue activity for the three months ended March 31, 2018 (in thousands):

	As of January 1, 2018 (adjusted)	Net Additions	Revenue recognized	As of March 31, 2018
Deferred revenue	$28,982	30,122	(31,445)	$27,659
Of the $31.4 million of revenue recognized in the three months ended March 31, 2018, $15.0 million was included in deferred revenue at January 1, 2018.
Costs to Obtain Contracts
In accordance with ASC 606, the Company now capitalizes sales commissions and a portion of other incentive compensation costs that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying condensed consolidated balance sheets and are classified as "Prepaid expenses and other current assets," net of any long-term portion that is included in "Deferred contract costs, net of current portion." Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which the Company has determined to be five years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the three months ended March 31, 2018 (in thousands):

	As of January 1, 2018 (adjusted)	Additions	Amortized costs	As of March 31, 2018
Deferred contract costs	$8,721	2,516	(574)	$10,663

Financial Statement Impact
The following tables compare financial statement line items from the reported condensed consolidated balance sheet, condensed consolidated statement of operations and condensed consolidated statement of cash flows, as of and for the three months ended March 31, 2018, to the pro forma amounts, which are the amounts that would have been reported prior to the adoption of ASC 606 (in thousands):

Balance Sheet - select financial statement line items impacted by the adoption of ASC 606	As of March 31, 2018
	As Reported	Pro Forma
Prepaid expenses and other current assets	$17,217	$14,717
Total current assets	92,851	90,351
Deferred contract costs, net of current portion	8,163	—
Long-term deferred tax assets, net	5,144	5,680
Total assets	143,388	133,261
Deferred revenue	26,991	26,538
Total current liabilities	49,591	49,138
Other long-term liabilities	3,093	2,763
Total liabilities	56,095	55,312
Accumulated deficit	(175,788)	(185,162)
Accumulated other comprehensive loss	(680)	(650)
Total liabilities and stockholders' equity	$143,388	$133,261

Statement of Operations - select financial statement line items impacted by the adoption of ASC 606	Three Months Ended March 31, 2018
	As Reported	Pro Forma
Revenue	$31,445	$31,412
Gross profit	24,092	24,059
Sales and marketing	14,890	16,832
Total operating expenses	27,243	29,185
Loss from operations	(3,151)	(5,126)
Loss before income taxes	(3,045)	(5,020)
Income tax expense	112	11
Net loss	(3,157)	(5,031)
Net loss per share, basic and diluted	$(0.12)	$(0.19)

Statement of Cash Flows - select financial statement line items impacted by the adoption of ASC 606	Three Months Ended March 31, 2018
	As Reported	Pro Forma
Net loss	$(3,157)	$(5,031)
Deferred income taxes	105	4
Changes in assets and liabilities:
Deferred contract costs	(1,942)	—
Deferred revenue	(1,339)	(1,306)
Cash and cash equivalents provided by operating activities	$1,972	$1,972

7. STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche.
Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue (1)	$217	$327
Sales and marketing (1)	752	746
Research and development	649	568
General and administrative	1,115	1,283
	$2,733	$2,924
(1) Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on the Company's reported operating loss or net loss for the period. Refer to Note 2, "Significant Accounting Policies," for further detail.
During the three months ended March 31, 2018, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Restricted stock units ("RSUs")	132,347	$8.98
8. NET LOSS PER SHARE
Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company's net loss. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Stock options	2,038,117	2,198,987
RSUs	1,848,036	2,821,627
9. INCOME TAXES
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company's effective tax rate was (3.7)% and (1.1)% for the three months ended March 31, 2018 and 2017, respectively. The tax expense for each of the periods was based on state, local and foreign taxes. The Company’s effective tax rate for these periods is lower than the U.S. federal statutory rate of 21% and 34% for the three months ended March 31, 2018 and 2017, respectively, primarily due to operating losses which are subject to a valuation allowance. The Company cannot recognize the tax benefit of operating loss carryforwards generated in certain jurisdictions due to uncertainties relating to future taxable income in those jurisdictions in terms of both its timing and its sufficiency, which would enable the Company to realize the benefits of those carryforwards. The change in the effective tax rate for the three months ended March 31, 2018 is primarily due to the Company's adoption of ASC 606 which resulted in increased income in certain of the Company's foreign subsidiaries.
The Tax Cuts and Jobs Act of 2017 ("Tax Act"), which went into effect on December 22, 2017, significantly revises the Internal Revenue Code of 1986, as amended ("IRC"). The Tax Act is complex and it will take time to assess the implications thoroughly. The Company is currently evaluating the Tax Act with its professional advisors and has included the effects of the following changes enacted in the Tax Act in this report:

•For the financial statements included in the Company's Annual Report on Form 10-K for fiscal 2017, the Company reduced its expected U.S. federal corporate income tax rate used to measure its deferred tax assets and liabilities to the newly enacted rate of 21% from 34%, which had been used as of December 31, 2016. The U.S. federal corporate income tax rate of 21% was used in the calculation of the Company's income tax expense for the three months ended March 31, 2018.
•The Company incorporated the newly enacted rules in the Tax Act relating to net operating loss carryforwards. The new rules allow for an indefinite carryforward of unused net operating losses generated in years ending after December 31, 2017. The Company does not generally consider deferred tax liabilities on indefinite-lived assets as a source of future taxable income available to be able to realize deferred tax assets. However, the Company considers the deferred tax liability associated with the indefinite-lived intangible asset as a source of future taxable income available to realize the benefit of deferred tax assets recorded for indefinite-lived tax attributes. For net operating losses generated in periods starting after December 31, 2017, the Company has begun to record the tax benefit of the deferred tax asset up to the amount of the deferred tax liability on the indefinite-lived asset. This resulted in a $0.2 million reduction in the Company's income tax expense for the three months ended March 31, 2018. Any amount of the deferred tax asset recorded in excess of the deferred tax liability is expected to be offset by a valuation allowance.
Other provisions of the Tax Act might have a significant impact on the Company, such as the repeal of the alternative minimum tax, the new requirement to capitalize research and experimentation expenses, and the creation of the base erosion anti-abuse tax, the global intangible low taxed income inclusion and the foreign derived intangible income deduction. However, based on its current estimates, the Company does not expect that these or the other changes enacted as part of the Tax Act will have a material impact on its financial results as of and for the year ending December 31, 2018. However, new developments such as changes in the Company’s operations or the issuance of additional guidance from the Internal Revenue Service ("IRS") could result in changes to the Company’s analysis and estimates. In addition, it is uncertain if and to what extent various states will conform to the Tax Act.
On December 22, 2017, SEC Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company reduced its net deferred tax assets by $16.6 million to account for the decrease in the U.S. federal tax rate, made a de minimis reduction in its end of year deferred tax asset to account for the changes to IRC Section 162(m), and included a reasonable estimate of the impact of revenue recognition in conjunction with the new IRC Section 451(c); such adjustments were provisional and reflect the Company's reasonable estimates at December 31, 2017 and March 31, 2018. Additional work is necessary for a more detailed analysis of the impacts of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 in which the analysis is complete.
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
Substantially all assets were held in the United States during the three months ended March 31, 2018 and the year ended December 31, 2017. The table below summarizes revenue by geography for the three months ended March 31, 2018 and 2017 (in thousands). The Company categorizes domestic and international revenue from customers based on their billing address.

	Three Months Ended March 31,
	2018	2017
Domestic	$24,461	$22,507
International	6,984	5,822
Total revenue	$31,445	$28,329

11. SUBSEQUENT EVENT
In May 2018, the jurisdiction that had rejected the Company's VDA application completed its sales tax audit. As a result of the audit, the Company has agreed to pay approximately $1.0 million to settle with the jurisdiction. The Company has no other unresolved VDA applications. Refer to Note 5, "Commitments," for additional information regarding the Company's sales tax liability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions, or the negative of such words or phrases, are intended to identify "forward-looking statements." We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II – Item 1A, "Risk Factors," and our other filings with the Securities and Exchange Commission. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2017, which are included in our Annual Report on Form 10-K for fiscal 2017.
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
EXECUTIVE OVERVIEW

FINANCIAL RESULTS

•	Total revenue of $31.4 million for the three months ended March 31, 2018 increased 11.0% from the comparable prior year period;

•	Average revenue per customer of $43,920 for the twelve months ended March 31, 2018 increased 9.7% compared with $40,051 for the twelve months ended March 31, 2017;

•
Revenue was comprised of 76.2% and 23.8% fixed and variable subscription fees, respectively, for the three months ended March 31, 2018 compared with fixed and variable subscription fees of 78.0% and 22.0%, respectively, for the three months ended March 31, 2017;

•
Revenue derived from customers located outside of the United States as a percentage of total revenue was 22.2% for the three months ended March 31, 2018 compared to 20.6% for the comparable prior year period;

•	Gross margin of 76.6% for the three months ended March 31, 2018 improved by 380 basis points compared to gross margin of 72.8% for the comparable prior year period;

•	Operating margin improved to (10.0)% for the three months ended March 31, 2018 from operating margin of (28.4)% for the comparable prior year period;

•	Net loss of $(3.2) million for the three months ended March 31, 2018 improved compared to net loss of $(8.1) million for the comparable prior year period;

•	Adjusted EBITDA of $1.0 million for the three months ended March 31, 2018 increased compared to adjusted EBITDA of $(0.8) million for the comparable prior year period;

•	Cash and cash equivalents was $54.7 million at March 31, 2018 compared with $53.4 million at December 31, 2017; and

•	Operating cash flow was $2.0 million for the three months ended March 31, 2018 compared to $0.4 million for the three months ended March 31, 2017.
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

•
Growth in Mobile Usage. We believe the shift toward mobile commerce will increasingly favor aggregators such as Amazon, eBay and Google, all of which are focal points of our platform. These systems understand the identity of the buyer, helping to reduce friction in the mobile commerce process, while offering a wide selection of merchandise in a single location. The growth in mobile commerce may result in increased revenue for us.

•
Shift to Larger Customers. We believe that the growth in online shopping increasingly favors larger enterprises. This move impacts our business both in longer sales cycles as well as increased average revenue per customer.

•
Evolving Fulfillment Landscape. Consumers have been conditioned to expect fast, efficient delivery of products. We believe that determining and executing on a strategy to more expeditiously receive, process and deliver online orders, which we refer to collectively as fulfillment, is critical to success for online sellers. Therefore, it will be increasingly important for us to facilitate and optimize fulfillment services on behalf of our customers, which in turn may result in additional research and development investment. We believe our strategic acquisition of a fulfillment platform in 2017 will further enhance our fulfillment offering and strategy.

•
Focus on Employees. We strive to provide our employees competitive compensation and benefits programs to help drive the success of our customers. We increased headcount by 9.1% from March 31, 2017 to March 31, 2018 to help drive revenue growth and support our overall operations.

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

•
Increasing Complexity of E-commerce. Although e-commerce continues to expand as retailers and branded manufacturers continue to increase their online sales, it is also becoming more complex due to the hundreds of channels available to retailers and branded manufacturers and the rapid pace of change and innovation across those channels. In order to gain consumers’ attention in a more crowded and competitive online marketplace, many retailers and an increasing number of branded manufacturers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of large online retailers and branded manufacturers, and as a result we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth. As of March 31, 2018, we supported 107 marketplaces.

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

KEY FINANCIAL AND OPERATING METRICS

The average revenue generated from our customers is a primary determinant of our revenue. We calculate this metric by dividing our revenue for a particular period by the average monthly number of customers during the period, which is calculated by taking the sum of the number of customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per customer in absolute dollars on a trailing twelve-month, or TTM, basis, but we may also calculate percentage changes in average revenue per customer on a quarterly basis in order to help us evaluate our period-over-period performance. For purposes of this metric and the number of customers metric described below, we include all customers who subscribe to at least one of our solutions.
The number of customers decreased slightly during the first quarter of 2018 compared to the first quarter of 2017. We continue our focus on obtaining large retailer and branded manufacturer customers, which may represent a smaller number of customers, but a potentially larger source of predictable or sustaining recurring revenue.

Adjusted EBITDA represents our earnings before interest expense, income tax expense and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item, and for the three months ended March 31, 2017, a one-time charge of $2.5 million for VDAs related to sales taxes (refer to Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information regarding this one-time charge). We believe that adjusted EBITDA provides useful information to management and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner that we do. Please refer to "Adjusted EBITDA" below for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most comparable U.S. GAAP measurement.

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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net (loss) income and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net loss	$(3,157)	$(8,056)
Adjustments:
Interest (income) expense, net	(125)	(28)
Income tax expense	112	88
Depreciation and amortization expense	1,480	1,733
Total adjustments	1,467	1,793
EBITDA	(1,690)	(6,263)
Stock-based compensation expense	2,733	2,924
One-time charge for VDAs related to sales taxes	—	2,539
Adjusted EBITDA	$1,043	$(800)

RESULTS OF OPERATIONS

The following tables set forth our condensed consolidated statement of operations data and such data expressed as a percentage of revenues for each of the periods indicated.

	Three Months Ended March 31,		Period-to-Period Change
	2018	2017	Q1 2018 to Q1 2017
(dollars in thousands)
Revenue	$31,445	$28,329	$3,116	11.0%
Cost of revenue (1)	7,353	7,696	(343)	(4.5)
Gross profit	24,092	20,633	3,459	16.8
Operating expenses:
Sales and marketing (1)	14,890	15,185	(295)	(1.9)
Research and development	5,902	4,971	931	18.7
General and administrative	6,451	8,530	(2,079)	(24.4)
Total operating expenses	27,243	28,686	(1,443)	(5.0)
Loss from operations	(3,151)	(8,053)	4,902	(60.9)
Other income (expense):
Interest income (expense), net	125	28	97	*
Other income (expense), net	(19)	57	(76)	*
Total other income (expense)	106	85	21	24.7
Loss before income taxes	(3,045)	(7,968)	4,923	(61.8)
Income tax expense	112	88	24	27.3
Net loss	$(3,157)	$(8,056)	$4,899	(60.8)
* Not meaningful.

	Three Months Ended March 31,
	2018	2017
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue (1)	23.4	27.2
Gross profit	76.6	72.8
Operating expenses:
Sales and marketing (1)	47.4	53.6
Research and development	18.8	17.5
General and administrative	20.5	30.1
Total operating expenses	86.6	101.3
Loss from operations	(10.0)	(28.4)
Other income (expense):
Interest income (expense), net	0.4	0.1
Other income (expense), net	(0.1)	0.2
Total other income (expense)	0.3	0.3
Loss before income taxes	(9.7)	(28.1)
Income tax expense	0.4	0.3
Net loss	(10.0)%	(28.4)%

Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue (1)	$877	$1,084
Sales and marketing (1)	220	248
Research and development	98	111
General and administrative	285	290
Total depreciation and amortization expense	$1,480	$1,733
(1) Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on our reported operating loss or net loss for the period. Refer to Note 2, "Significant Accounting Policies," to our condensed consolidated financial statements included in this report for further detail.

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

Under ASC 606, we recognize fixed subscription fees and implementation fees ratably over the contract period beginning on the date the customer has access to the software. In determining the amount of revenue to be recognized, we apply the following steps:

•	Identify the promised services in the contract;

•	Determine whether the promised services are performance obligations, including whether they are distinct in the context of the contract;

•	Determine the transaction price;

•	Allocate the transaction price to the performance obligations based on estimated selling prices; and

•	Recognize revenue as we satisfy each performance obligation.
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
In general, we invoice and recognize revenue from the variable portion of subscription fees in the period in which the related GMV or advertising spend is processed.

Comparison of Q1 2018 to Q1 2017
Revenue increased by 11.0%, or $3.1 million, to $31.4 million for the three months ended March 31, 2018 over the prior year period primarily due to an increase in the average revenue per customer.
On a trailing three-month basis, average revenue per customer increased 12.4%, to $11,045 for the three months ended March 31, 2018 as compared to $9,823 for the three months ended March 31, 2017. The increase in the average revenue per customer was primarily driven by the growth of our marketplaces solution. This growth was largely attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the period. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they generate a higher amount of GMV from which we derive revenue and in some cases they may subscribe to additional modules on our platform, thereby increasing our subscription revenue.
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
Comparison of Q1 2018 to Q1 2017
Cost of revenue decreased by 4.5%, or $0.3 million, to $7.4 million for the three months ended March 31, 2018 over the prior year period, with the change being comprised primarily of a decrease in compensation and employee-related costs, including stock-based compensation expense, due to changes in headcount.
OPERATING EXPENSES
SALES AND MARKETING EXPENSE

Sales and marketing expense consists primarily of:

•	Salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses, stock-based compensation;

•
Amortization of capitalized sales commissions and related incentive payments over their expected term of benefit due to our adoption of ASC 606 beginning in 2018, and sales commissions and related incentive payments expensed as incurred in periods prior to 2018;

•	Marketing, advertising and promotional event programs; and

•	Corporate communications.
Comparison of Q1 2018 to Q1 2017

Sales and marketing expense decreased by 1.9%, or $0.3 million, to $14.9 million for the three months ended March 31, 2018 over the prior year period, with the change being comprised of (decreases) increases of:

•
$(1.9) million due to the deferral of sales commissions and a portion of other incentive compensation ("contract costs"), which were expensed as incurred prior to our adoption of ASC 606 at the beginning of 2018;

•
$(1.0) million in our promotional event programs, marketing and advertising and travel, mainly related to costs associated with our annual Catalyst event, an e-commerce conference that we host, and the timing of the event. Our Catalyst event was held during the second quarter in 2018 compared to the first quarter in 2017; partially offset by

•	$2.6 million in compensation and employee-related costs, mainly due to additional headcount in our sales organization.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of:

•	Salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation;

•	Costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology; and

•	Consulting expenses.
Comparison of Q1 2018 to Q1 2017
Research and development expense increased by 18.7%, or $0.9 million, to $5.9 million for the three months ended March 31, 2018 over the prior year period, with the change being comprised primarily of an increase in compensation and employee-related costs, due to headcount gained with our acquisition of a fulfillment platform in the second quarter of 2017 and the expansion of our research and development function with the opening of our engineering office in Madrid, Spain to support our growth and the enhancement of our product offerings.
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
Comparison of Q1 2018 to Q1 2017
General and administrative expense decreased by 24.4%, or $2.1 million, to $6.5 million for the three months ended March 31, 2018 over the prior year period, with the change being comprised primarily of (decreases) increases of:

•	$(2.5) million for the one-time charge during 2017 in connection with entering into VDAs related to sales taxes with certain jurisdictions; partially offset by

•	$0.3 million in professional fees including consulting and accounting services primarily in connection with our implementation of the new revenue recognition standard.

GROSS AND OPERATING MARGINS

Comparison of Q1 2018 to Q1 2017
Gross margin improved by 380 basis points to 76.6% during the three months ended March 31, 2018 compared to the prior year period as a result of the increase in revenue and decrease in cost of revenue noted above. Our improved gross margin was a result of our continuing strategic efforts to achieve increasing scale in our business operations.
Operating margin improved to (10.0)% during the three months ended March 31, 2018 compared to (28.4)% for the prior year period due to our 11.0% increase in revenue combined with decreases in cost of revenue and operating expenses of 4.5% and 5.0%, respectively, which reflects our continued emphasis on driving revenue growth while improving the efficiency of our business.
Operating margin for the three months ended March 31, 2018 was favorably impacted by our adoption of ASC 606 due to our capitalization of contract costs that had been expensed as incurred in periods prior to January 1, 2018. Operating margin for the three months ended March 31, 2018 would have been (16.3)% had we not adopted ASC 606. Refer to Note 6, "Revenue from Contracts with Customers," for additional information regarding the impact of adoption and revenue recognition under ASC 606 on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Except for our adoption of ASC 606, during the three months ended March 31, 2018, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K for fiscal 2017. Refer to Note 6 to our condensed consolidated financial statements included in this report for a description of changes to our revenue recognition and contract costs accounting policies as a result of our adoption of ASC 606 as of January 1, 2018.
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
CASH FLOWS
Free Cash Flow
We view free cash flow as an important financial metric as it demonstrates our ability to generate cash and can allow us to pursue opportunities that enhance shareholder value. Free cash flow is a non-GAAP financial measure that should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with GAAP. The following table presents a reconciliation of cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash provided by operating activities	$1,972	$351
Less: Purchases of property and equipment	(338)	(360)
Free cash flow	$1,634	$(9)
Free cash flow increased by $1.6 million for the three months ended March 31, 2018 from the comparable prior year period. The increase in free cash flow is primarily a result of revenue growth, improved cash collections and reduced operating expenses. Further analysis on the components of free cash flow is provided below.
Operating activities cash flows are largely driven by:

•	The amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business;

•	The amount and timing of customer payments;

•	The seasonality of our business, as noted above, which results in variations in the timing of invoicing and the receipt of payments from our customers; and

•	In 2017, the amounts paid in connection with entering into VDAs related to sales taxes.
Investing activities cash flows are largely driven by:

•	Acquisitions, net of cash acquired;

•	Capitalized expenditures to create internally developed software and implement software purchased for internal use; and

•	Purchases of property and equipment to support the expansion of our infrastructure and acquisitions.
Financing activities cash flows are largely driven by:

•	Proceeds from the exercises of stock options;

•	Payments on capital lease obligations; and

•	Tax withholdings related to the net-share settlement of restricted stock units.
Q1 2018
Operating Activities
Our cash provided by operating activities consisted of a net loss of $3.2 million adjusted for certain non-cash items totaling $4.3 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, principally the amortization of a lease incentive obligation related to our corporate headquarters.
The net increase in cash resulting from changes in assets and liabilities of $0.8 million primarily consisted of:

•	a $6.6 million decrease in accounts receivable as a result of increased cash collections during the period; and

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

•	a $3.7 million decrease in accounts payable and accrued expenses, primarily driven by the timing of payments to our vendors during the period;

•
a $1.9 million increase in deferred contract costs as a result of our adoption of ASC 606 (sales commissions and a portion of other incentive compensation are now deferred and amortized to expense over the expected period of benefit); and

•
a $1.3 million net decrease in deferred revenue as a result of our adoption of ASC 606 and the timing of revenue recognition for managed-service contracts (we now recognize revenue for subscription and implementation fees ratably, beginning on the launch date, through the term of the contract).

Investing Activities
Our cash used in investing activities consisted of:

•	$0.3 million of capital expenditures primarily related to the purchase of computer equipment; and

•	$0.1 million of internal-use software development costs.
Financing Activities
Our cash used in financing activities consisted of:

•	$0.3 million used for the repayment of capital leases; partially offset by

•	$0.2 million in cash received upon the exercise of stock options.
Q1 2017
Operating Activities
Our cash provided by operating activities consisted of a net loss of $8.1 million adjusted for certain non-cash items totaling $4.5 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, principally the amortization of a lease incentive obligation related to our corporate headquarters.
The net increase in cash resulting from changes in assets and liabilities of $3.9 million primarily consisted of:

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

•
a $1.1 million increase in deferred revenue of as a result of an increased number of customers prepaying for subscription services invoiced on a semi-annual and annual basis; partially offset by a decrease in cash due to

•
a $2.6 million decrease in accounts payable primarily driven by timing of payments to our vendors during the period, partially offset by a $1.4 million increase in accrued expenses primarily due to a one-time charge in connection with our entering into VDAs related to our potential unpaid sales tax obligations, as well as expenses related to our annual Catalyst event. These increases in accrued expenses were partially offset by a decrease in our activity-based fees incurred for specific channels on behalf of our customers.

Investing Activities
Our cash used in investing activities consisted of:

•	$0.4 million of capital expenditures primarily related to the purchase of computer equipment; and

•	$0.1 million of internal-use software development costs.
Financing Activities
Our cash used in financing activities consisted of:

•	$1.7 million used for the payment of taxes related to the net-share settlement of restricted stock units; and

•	$0.6 million used for the repayment of capital leases; partially offset by

•	$0.2 million in cash received upon the exercise of stock options.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission, or SEC, Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the three months ended March 31, 2018, there were no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for fiscal 2017.
ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Controls Over Financial Reporting
Except for the implementation of certain internal controls related to our adoption of ASC 606, there have not been any changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure that we properly assessed the impact of ASC 606 on our IT systems and financial statements to facilitate our adoption of the standard effective as of January 1, 2018. In addition, we have revised certain internal controls to reflect new processes that were implemented as a result of the adoption of ASC 606.

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
We incurred net losses of $3.2 million and $16.6 million during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively, and we had an accumulated deficit of $175.8 million as of March 31, 2018. It is possible that our operating expenses will increase in the foreseeable future as we invest in increased sales and marketing and research and development efforts. To achieve profitability, we will need to either increase our revenue sufficiently to offset increasing expenses or reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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
Although current U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to remote sales, an increasing number of states have considered or adopted laws that attempt to require out-of-state retailers to collect sales taxes on their behalf. The U.S. Supreme Court recently heard a case challenging a South Dakota law that permits the state to tax online sales where a remote seller has sales above an economic threshold in the state. In addition, the U.S. Senate and the U.S. House of Representatives are currently considering a variety of legislation, most notably the Marketplace Fairness Act, which would override the Supreme Court rulings and enable states to require that online retailers collect sales tax from the states’ residents. Some larger online retailers, including Amazon, have announced their support for legislation along these lines. This is a rapidly evolving area and we cannot predict whether this or other similar legislation will ultimately be adopted or what form it might take if adopted. For example, the current Senate and House legislation includes an exception for small retailers, although there can be no assurance that any legislation ultimately adopted would include such an exception. If the states or Congress are successful in these attempts to require online retailers to collect state or local sales taxes on out-of-state purchases, buying online would lose some of its current advantage over traditional retail models and could become less attractive to consumers. This could cause e-commerce to decline, which would, in turn, hurt the business of our customers, potentially make our products less attractive and cause the amount of GMV processed through our platform, and ultimately our revenue, to decline. In addition, it is possible that one or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies like us that facilitate e-commerce, even though we are not an online retailer. Similar issues exist outside of the United States, where the application of value-added tax or other indirect taxes on online retailers and companies like us that facilitate e-commerce is uncertain and evolving.
We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could harm our business.
State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our platform in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. As described in this report, we have previously entered into voluntary disclosure agreements, or VDAs, with certain jurisdictions and recorded a $2.5 million one-time charge in general and administrative expense for the three months ended March 31, 2017. Through March 31, 2018, we paid approximately $1.5 million under terms of the VDAs that we have completed with certain jurisdictions, and we intend to pay $1.0 million in the second quarter of 2018 to settle outstanding amounts owed to one jurisdiction that had rejected our VDA application and conducted a sales tax audit. Any successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.
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
In April 2016, the European Union adopted a new General Data Protection Regulation (or GDPR), to unify data protection within the European Union under a single law, which may result in significantly greater compliance burdens and costs for companies with customers and operations in the European Union. The GDPR creates a range of new compliance obligations and increases financial penalties for non-compliance, and extends the scope of the European Union data protection law to all companies processing data of European Union residents, regardless of the company’s location. The GDPR will go into effect on May 25, 2018. We have not yet assessed the full effect of the GDPR on our business and operations.
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
In addition, in the past, stockholders have initiated class action lawsuits against technology companies following periods of volatility in the market prices of these companies' stock. In 2015, two purported class action complaints were filed alleging violations of the federal securities laws against a group of defendants including us and certain of our executive officers. The consolidated case was dismissed in April 2016, and the dismissal was affirmed by the U.S. Court of Appeals for the Fourth Circuit in November 2016. New litigation, if instituted against us, could cause us to incur substantial costs and divert management's attention and resources from our business.
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
We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements, and we may in the future discover additional weaknesses that require improvement. In addition, our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
As a public company listed in the United States, we incur significant additional legal, accounting and other costs, which we expect to increase, particularly after we cease to be an "emerging growth company" under the JOBS Act. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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

10.1	+*	Schedule of Compensation for Non-Employee Directors, adopted effective as of February 19, 2018.

31.1	*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

+	Indicates management compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANNELADVISOR CORPORATION

Date:	May 10, 2018	By:	/s/ Mark E. Cook
Mark E. Cook
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)