Form 10-Q
period 2018-06-30
CHANNELADVISOR CORP
filed 2018-08-09
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on July 24, 2018 was 27,282,599.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,912	$53,422
Accounts receivable, net of allowance of $607 and $609 as of June 30, 2018 and December 31, 2017, respectively	21,210	27,452
Prepaid expenses and other current assets	14,384	16,462
Total current assets	86,506	97,336
Property and equipment, net	12,871	10,877
Goodwill	23,486	23,486
Intangible assets, net	2,198	2,503
Deferred contract costs, net of current portion	9,235	—
Long-term deferred tax assets, net	4,792	5,550
Other assets	1,342	759
Total assets	$140,430	$140,511
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,892	$7,243
Accrued expenses	12,022	12,611
Deferred revenue	26,023	27,143
Other current liabilities	4,410	4,477
Total current liabilities	47,347	51,474
Long-term capital leases, net of current portion	1,555	641
Lease incentive obligation	2,541	3,328
Other long-term liabilities	2,561	3,157
Total liabilities	54,004	58,600
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,278,649 and 26,601,626 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	27	27
Additional paid-in capital	266,222	262,805
Accumulated other comprehensive loss	(1,271)	(789)
Accumulated deficit	(178,552)	(180,132)
Total stockholders' equity	86,426	81,911
Total liabilities and stockholders' equity	$140,430	$140,511
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$32,660	$30,004	$64,105	$58,333
Cost of revenue (1)	6,975	7,144	14,328	14,840
Gross profit	25,685	22,860	49,777	43,493
Operating expenses:
Sales and marketing (1)	15,974	15,003	30,864	30,188
Research and development	5,737	5,147	11,639	10,118
General and administrative	6,708	6,678	13,159	15,208
Total operating expenses	28,419	26,828	55,662	55,514
Loss from operations	(2,734)	(3,968)	(5,885)	(12,021)
Other income (expense):
Interest income (expense), net	106	54	231	82
Other income (expense), net	(1)	13	(20)	70
Total other income (expense)	105	67	211	152
Loss before income taxes	(2,629)	(3,901)	(5,674)	(11,869)
Income tax expense	135	84	247	172
Net loss	$(2,764)	$(3,985)	$(5,921)	$(12,041)
Net loss per share:
Basic and diluted	$(0.10)	$(0.15)	$(0.22)	$(0.46)
Weighted average common shares outstanding:
Basic and diluted	27,180,435	26,380,031	26,961,102	26,219,348
(1) Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on reported operating loss or net loss for the period. Refer to Note 2, "Significant Accounting Policies," for further detail.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(2,764)	$(3,985)	$(5,921)	$(12,041)
Other comprehensive income (loss):
Foreign currency translation adjustments	(591)	325	(482)	535
Total comprehensive loss	$(3,355)	$(3,660)	$(6,403)	$(11,506)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(5,921)	$(12,041)
Adjustments to reconcile net loss to cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	2,959	3,436
Bad debt expense	532	113
Stock-based compensation expense	5,049	6,292
Deferred income taxes	190	155
Other items, net	(390)	(434)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	5,550	(2,157)
Prepaid expenses and other assets	4,373	1,193
Deferred contract costs	(3,586)	—
Accounts payable and accrued expenses	(5,398)	276
Deferred revenue	(2,326)	3,070
Cash and cash equivalents provided by (used in) operating activities	1,032	(97)
Cash flows from investing activities
Purchases of property and equipment	(656)	(543)
Payment of internal-use software development costs	(290)	(159)
Acquisition, net of cash acquired	—	(2,177)
Cash and cash equivalents used in investing activities	(946)	(2,879)
Cash flows from financing activities
Repayment of capital leases	(1,837)	(2,439)
Proceeds from exercise of stock options	1,004	339
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(1,569)	(2,494)
Cash and cash equivalents used in financing activities	(2,402)	(4,594)
Effect of currency exchange rate changes on cash and cash equivalents	(194)	29
Net decrease in cash and cash equivalents	(2,510)	(7,541)
Cash and cash equivalents, beginning of period	53,422	65,420
Cash and cash equivalents, end of period	$50,912	$57,879
Supplemental disclosure of cash flow information
Cash paid for interest	$19	$93
Cash paid for income taxes, net	$58	$144
Supplemental disclosure of noncash investing and financing activities
Accrued statutory tax withholding related to net-share settlement of restricted stock units	$1,067	$—
Accrued capital expenditures	$77	$557
Capital lease obligations entered into for the purchase of fixed assets	$4,217	$567
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS
ChannelAdvisor Corporation ("ChannelAdvisor" or the "Company") was incorporated in the state of Delaware and capitalized in June 2001. The Company began operations in July 2001. ChannelAdvisor is a provider of software-as-a-service, or SaaS, solutions and its mission is to connect and optimize the world's commerce. ChannelAdvisor's e-commerce cloud platform helps retailers and brands worldwide improve their online performance by expanding sales channels, connecting with consumers around the world, optimizing their operations for peak performance and providing actionable analytics to improve competitiveness. The Company is headquartered in Morrisville, North Carolina and maintains sales, service, support and research and development offices in various domestic and international locations. Please refer to the Company's website at www.channeladvisor.com for a complete list of its domestic and international office locations.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss and cash flows. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2017 ("fiscal 2017"), which are included in the Company's Annual Report on Form 10-K for fiscal 2017. Except for the adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts from Customers (Topic 606) ("ASC 606"), there have been no material changes to the Company's significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2017. Refer to Note 6, "Revenue from Contracts with Customers" for a description of changes to the Company's revenue recognition and contract costs accounting policies as a result of the adoption of ASC 606.
Reclassification
Certain prior period amounts included in the unaudited condensed consolidated statements of operations have been reclassified to conform to the current period's presentation. The Company has revised the classification of certain employee-related and other operating expenses to better align the income statement line items with departmental responsibilities and the management of operations. These reclassifications had no effect on the Company's reported operating loss or net loss for the three and six months ended June 30, 2017.
The table below summarizes the financial statement line items impacted by these reclassifications (in thousands):

	Three Months Ended June 30, 2017
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue	$6,520	$624	$7,144
Gross profit	23,484	(624)	22,860
Sales and marketing	15,627	(624)	15,003
Total operating expenses	27,452	(624)	26,828

	Six Months Ended June 30, 2017
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue	$13,362	$1,478	$14,840
Gross profit	44,971	(1,478)	43,493
Sales and marketing	31,666	(1,478)	30,188
Total operating expenses	56,992	(1,478)	55,514

Recent Accounting Pronouncements

Standard	Description	Effect on the Financial Statements or Other Significant Matters
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

The Company formed a project team and developed a plan to prepare for the adoption of this standard by its effective date. The project team has performed a business impact assessment, has identified a population of leases and has performed an analysis on its lease population using an expected incremental borrowing rate to assess its adoption of the ASU. The project team has assessed service agreements for potentially embedded leases and has identified leases it considers short term in duration. Based upon the project team's analysis, the Company expects to elect the package of three practical expedients, as well as the practical expedient to apply hindsight in determining lease terms. The Company continues to evaluate transition methods and the impact that ASU 2016-02 will have on internal controls over financial reporting and its consolidated financial statements.

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

The Company has reviewed new accounting pronouncements that were issued during the six months ended June 30, 2018 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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

3. STOCKHOLDERS' EQUITY
The following table summarizes the stockholders' equity activity for the six months ended June 30, 2018 (in thousands):

Balance as of December 31, 2017	$81,911
Cumulative effect of accounting change (1)	7,501
Exercise of stock options and vesting of restricted stock units	1,004
Stock-based compensation expense	5,049
Statutory tax withholding related to net-share settlement of restricted stock units	(2,636)
Net loss	(5,921)
Foreign currency translation adjustments	(482)
Balance as of June 30, 2018	$86,426
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
Amortization expense associated with the Company's intangible assets was $0.2 million for each of the three months ended June 30, 2018 and 2017, and $0.3 million for each of the six months ended June 30, 2018 and 2017.
There were no changes to the Company's goodwill during the six months ended June 30, 2018.
5. COMMITMENTS
Sales Tax
During the first quarter of 2017, the Company completed its analysis with regard to potential unpaid sales tax obligations. Based on the results of this analysis, the Company made the decision to enter into voluntary disclosure agreements ("VDAs") with certain jurisdictions to reduce the Company's potential sales tax liability. VDAs generally provide for a maximum look-back period, a waiver of penalties and, at times, interest as well as payment arrangements. The Company's estimated aggregate VDA liability of $2.5 million was recorded as a one-time charge in general and administrative expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2017. This amount represented the Company's estimate of its potential unpaid sales tax liability through the anticipated look-back periods including interest, where applicable, in all jurisdictions in which the Company has entered into VDAs. During the third quarter of 2017, one jurisdiction rejected the Company's VDA application and conducted a sales tax audit, which was completed in May 2018.
Through June 30, 2018, the Company has paid an aggregate of $2.5 million under the terms of the VDA agreements and to settle the sales tax audit. The Company has no other unresolved VDA applications or ongoing sales tax audits as of June 30, 2018.
6. REVENUE FROM CONTRACTS WITH CUSTOMERS
Financial Statement Impact of Adopting ASC 606, "Revenue from Contracts with Customers"
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method and applied this method to all contracts that were not complete as of the date of adoption. The reported results as of June 30, 2018 and for the three and six months ended June 30, 2018 in the accompanying unaudited condensed consolidated financial statements are presented under ASC 606, while prior period results have not been adjusted and are reported in accordance with historical accounting guidance in effect for those periods.

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
The adoption of ASC 606 under the modified retrospective transition method resulted in a net adjustment reducing the accumulated deficit by $7.5 million at January 1, 2018. The adjustment consisted of $8.7 million related to the deferral of contract costs that were historically expensed as incurred, $(0.6) million related to the timing of revenue recognition for managed-service contracts, and $(0.6) million related to the tax impact of the contract costs and revenue adjustments.
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
Disaggregation of Revenue
The Company derives the majority of its revenue from subscription fees paid for access to and usage of its SaaS solutions for a specified period of time, typically one year. A portion of the subscription fee is typically fixed and is based on a specified minimum amount of gross merchandise value ("GMV") or advertising spend that a customer expects to process through the Company's platform over the contract term. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV or advertising spend processed through the Company's platform in excess of the customer's specified minimum GMV or advertising spend amount. In addition to subscription fees, contracts with customers may include implementation fees for launch assistance and training. Fixed subscription and implementation fees are billed in advance of the subscription term and are due in accordance with contract terms, which generally provide for payment within 30 days. Variable fees are subject to the same payment terms, although they are generally billed the month after they are incurred. The Company also generates revenue from its solutions that allow brands to direct potential consumers from their websites and digital marketing campaigns to authorized resellers. These contracts are generally one year in duration. The Company’s contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of the Company’s software at any time. Sales taxes collected from customers and remitted to government authorities are excluded from revenue.
The following table summarizes revenue disaggregation by product for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
Marketplaces	$23,811	$22,972	$47,799	$45,061
Digital Marketing	4,505	4,321	8,850	8,518
Other	4,344	2,711	7,456	4,754
	$32,660	$30,004	$64,105	$58,333
(1) As noted above, prior periods have not been adjusted for the adoption of ASC 606 and are presented in accordance with historical accounting guidance in effect for those periods.
Marketplaces and Digital Marketing - The Company's Marketplaces module connects customers to third-party e-commerce marketplaces and provides access to advertising programs and advanced competitive features on major marketplaces. The Company's Digital Marketing module allows customers to create and optimize advertisements on multiple online shopping channels. Customers may subscribe to each of these modules on a self-service or managed-service basis. Self-service subsc riptions allow the customer to manage their own activity on the platform. Launch services are also available, although they are not required for the customer to access the platform. Revenue from self-service subscriptions, including fixed subscription fees and fees associated with any elected launch services, is recognized ratably over the subscription term, which is typically one year, beginning on the date the customer has access to the platform. Managed-service subscriptions offer the customer an outsourced, managed platform experience. Implementation services are included with managed-service subscriptions and are necessary to launch on the platform. Revenue from managed-service subscriptions, including fixed subscription fees and fees associated with implementation services, is recognized ratably over the subscription term, which is typically one year, beginning once implementation services are complete.
As noted above, customers incur variable fees when the GMV processed through Marketplaces, or the GMV or advertising spend processed through Digital Marketing, exceeds the GMV or advertising spend included in their subscriptions. In general, revenue from variable fees is recognized in the period in which the related GMV or advertising spend is processed through the platform.
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
Transaction Price Allocated to Future Performance Obligations
ASC 606 provides certain practical expedients that limit the required disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. As the Company typically enters into contracts with customers for a twelve-month subscription term, substantially all of its performance obligations that have not yet been satisfied as of June 30, 2018 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, for which the practical expedient does not apply, the aggregate transaction price allocated to the unsatisfied performance obligations was $21.9 million as of June 30, 2018, of which $13.7 million is expected to be recognized as revenue over the next twelve months.
Deferred Revenue
Deferred revenue represents the unearned portion of subscription and implementation fees. Deferred revenue is recorded when cash payments are received in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying condensed consolidated balance sheets under "Total current liabilities," net of any long-term portion that is included in "Other long-term liabilities." The following table summarizes deferred revenue activity for the six months ended June 30, 2018 (in thousands):

	As of January 1, 2018 (adjusted)	Net Additions	Revenue recognized	As of June 30, 2018
Deferred revenue	$28,982	61,470	(64,105)	$26,347
Of the $64.1 million of revenue recognized in the six months ended June 30, 2018, $20.5 million was included in deferred revenue at January 1, 2018.

Costs to Obtain Contracts
In accordance with ASC 606, the Company now capitalizes sales commissions and a portion of other incentive compensation costs that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying condensed consolidated balance sheets and are classified as "Prepaid expenses and other current assets," net of any long-term portion that is included in "Deferred contract costs, net of current portion." Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which the Company has determined to be five years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the six months ended June 30, 2018 (in thousands):

	As of January 1, 2018 (adjusted)	Additions	Amortized costs (1)	As of June 30, 2018
Deferred contract costs	$8,721	4,882	(1,445)	$12,158
(1) Includes contract costs amortized to sales and marketing expense during the period and the impact from foreign currency exchange rate fluctuations.
Financial Statement Impact
The following tables compare financial statement line items from the reported condensed consolidated balance sheet, condensed consolidated statement of operations and condensed consolidated statement of cash flows, as of and for the three and six months ended June 30, 2018, to the pro forma amounts, which are the amounts that would have been reported prior to the adoption of ASC 606 (in thousands):

Balance Sheet - select financial statement line items impacted by the adoption of ASC 606	As of June 30, 2018
	As Reported	Pro Forma
Prepaid expenses and other current assets	$14,384	$11,461
Total current assets	86,506	83,583
Deferred contract costs, net of current portion	9,235	—
Long-term deferred tax assets, net	4,792	5,450
Total assets	140,430	128,930
Deferred revenue	26,023	25,652
Total current liabilities	47,347	46,976
Other long-term liabilities	2,561	2,447
Total liabilities	54,004	53,519
Accumulated other comprehensive loss	(1,271)	(1,091)
Accumulated deficit	(178,552)	(189,747)
Total liabilities and stockholders' equity	$140,430	$128,930

Statement of Operations - select financial statement line items impacted by the adoption of ASC 606	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$32,660	$32,362	$64,105	$63,774
Gross profit	25,685	25,387	49,777	49,446
Sales and marketing	15,974	17,469	30,864	34,301
Total operating expenses	28,419	29,914	55,662	59,099
Loss from operations	(2,734)	(4,527)	(5,885)	(9,653)
Other income (expense), net	(1)	(150)	(20)	(169)
Total other income (expense)	105	(44)	211	62
Loss before income taxes	(2,629)	(4,571)	(5,674)	(9,591)
Income tax expense	135	13	247	24
Net loss	(2,764)	(4,584)	(5,921)	(9,615)
Net loss per share, basic and diluted	$(0.10)	$(0.17)	$(0.22)	$(0.36)

Statement of Cash Flows - select financial statement line items impacted by the adoption of ASC 606	Six Months Ended June 30, 2018
	As Reported	Pro Forma
Net loss	$(5,921)	$(9,615)
Deferred income taxes	190	(33)
Changes in assets and liabilities:
Deferred contract costs	(3,586)	—
Deferred revenue	(2,326)	(1,995)
Cash and cash equivalents provided by operating activities	$1,032	$1,032
7. STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche.
Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue (1)	$92	$239	$309	$566
Sales and marketing (1)	728	1,172	1,480	1,918
Research and development	355	503	1,004	1,071
General and administrative	1,141	1,454	2,256	2,737
	$2,316	$3,368	$5,049	$6,292
(1) Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on the Company's reported operating loss or net loss for the period. Refer to Note 2, "Significant Accounting Policies," for further detail.

During the six months ended June 30, 2018, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Stock options	362,415	$5.98
Restricted stock units ("RSUs")	866,121	$13.95
Total share-based awards	1,228,536	$11.60
8. NET LOSS PER SHARE
Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company's net loss. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three and six months ended June 30, 2018 and 2017:

	Three and Six Months Ended June 30,
	2018	2017
Stock options	2,307,949	2,196,719
RSUs	2,333,294	2,616,117
9. INCOME TAXES
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company's effective tax rate was (5.1)% and (2.2)% for the three months ended June 30, 2018 and 2017, respectively, and (4.4)% and (1.4)% for the six months ended June 30, 2018 and 2017, respectively. The tax expense for each of the periods was based on state, local and foreign taxes. The Company’s effective tax rate for these periods is lower than the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2018 and 34% for the three and six months ended June 30, 2017 primarily due to operating losses which are subject to a valuation allowance. The Company cannot recognize the tax benefit of operating loss carryforwards generated in certain jurisdictions due to uncertainties relating to future taxable income in those jurisdictions in terms of both its timing and its sufficiency, which would enable the Company to realize the benefits of those carryforwards. The change in the effective tax rate for the three and six months ended June 30, 2018 compared with the same periods in the prior year is primarily due to the Company's adoption of ASC 606 which resulted in increased income in certain of the Company's foreign subsidiaries.
The Tax Cuts and Jobs Act of 2017 ("Tax Act"), which went into effect on December 22, 2017, significantly revises the Internal Revenue Code of 1986, as amended ("IRC"). The Tax Act is complex and it will take time to assess the implications thoroughly. The Company is currently evaluating the Tax Act with its professional advisors and has included the effects of the following changes enacted in the Tax Act in this report:
•For the financial statements included in the Company's Annual Report on Form 10-K for fiscal 2017, the Company reduced its expected U.S. federal corporate income tax rate used to measure its deferred tax assets and liabilities to the newly enacted rate of 21% from 34%, which had been used in the calculation of the Company's income tax expense for the three and six months ended June 30, 2017. The U.S. federal corporate income tax rate of 21% was used in the calculation of the Company's income tax expense for the three and six months ended June 30, 2018.
•The Company incorporated the newly enacted rules in the Tax Act relating to net operating loss carryforwards. The new rules allow for an indefinite carryforward of unused net operating losses generated in years ending after December 31, 2017. The Company does not generally consider deferred tax liabilities on indefinite-lived assets as a source of future taxable income available to be able to realize deferred tax assets. However, the Company considers the deferred tax liability associated with the indefinite-lived intangible asset as a source of future taxable income available to realize the benefit of deferred tax assets recorded for indefinite-lived tax attributes. For net operating losses generated in periods starting after December 31, 2017, the Company has begun to record the tax benefit of the deferred tax asset up to the amount of the deferred tax liability on the indefinite-lived asset. This resulted in a $0.1 million reduction in the Company's income tax expense for the six months ended June 30, 2018. Any amount of the deferred tax asset record ed in excess of the deferred tax liability is expected to be offset by a valuation allowance.
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
On December 22, 2017, SEC Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company reduced its net deferred tax assets by $16.6 million to account for the decrease in the U.S. federal tax rate, made a de minimis reduction in its end of year deferred tax asset to account for the changes to IRC Section 162(m), and included a reasonable estimate of the impact of revenue recognition in conjunction with the new IRC Section 451(c); such adjustments were provisional and reflect the Company's reasonable estimates at December 31, 2017 and June 30, 2018. Additional work is necessary for a more detailed analysis of the impacts of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 in which the analysis is complete.
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
Substantially all assets were held in the United States during the six months ended June 30, 2018 and the year ended December 31, 2017. The table below summarizes revenue by geography for the three and six months ended June 30, 2018 and 2017 (in thousands). The Company categorizes domestic and international revenue from customers based on their billing address.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Domestic	$25,076	$23,691	$49,537	$46,198
International	7,584	6,313	14,568	12,135
Total revenue	$32,660	$30,004	$64,105	$58,333

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
We are a leading provider of software-as-a-service, or SaaS, solutions and our mission is to connect and optimize the world's commerce. Our e-commerce cloud platform helps retailers and brands worldwide improve their online performance by expanding sales channels, connecting with consumers around the world, optimizing their operations for peak performance and providing actionable analytics to improve competitiveness. Our customers include the online businesses of traditional retailers, online retailers and brands, as well as advertising agencies that use our solutions on behalf of their clients. Through our platform, we enable our customers to connect with new and existing sources of demand for their products through channels such as Amazon, eBay, Facebook, Google and Walmart. Our fulfillment solution makes it easier for customers to connect to their supply chain, which could include distributors, manufacturers and third-party logistic providers. Our suite of solutions, accessed through a standard web browser, provides our customers with a single, integrated user interface to manage their product listings, inventory availability, pricing optimization, search terms, orders and fulfillment, as well as data analytics and other critical functions across these channels. We also offer solutions that allow brands to send their web visitors or digital marketing audiences directly to authorized resellers and to gain insight into consumer behavior. Our proprietary cloud-based technology platform delivers significant breadth, scalability and flexibility.
EXECUTIVE OVERVIEW

FINANCIAL RESULTS

•	Total revenue of $32.7 million and $64.1 million for the three and six months ended June 30, 2018 increased 8.9% and 9.9%, respectively, from the comparable prior year periods;

•	Average revenue per customer of $45,029 for the twelve months ended June 30, 2018 increased 9.7% compared with $41,029 for the twelve months ended June 30, 2017;

•
Revenue was comprised of 75.8% and 24.2% fixed and variable subscription fees, respectively, for the three months ended June 30, 2018 compared with fixed and variable subscription fees of 75.3% and 24.7%, respectively, for the three months ended June 30, 2017;

•
Revenue was comprised of 76.0% and 24.0% fixed and variable subscription fees, respectively, for the six months ended June 30, 2018 compared with fixed and variable subscription fees of 76.6% and 23.4%, respectively, for the six months ended June 30, 2017;

•
Revenue derived from customers located outside of the United States as a percentage of total revenue was 23.2% and 22.7% for the three and six months ended June 30, 2018, respectively, compared with 21.0% and 20.8%, respectively, for the comparable prior year periods;

•	Gross margin of 78.6% and 77.6% for the three and six months ended June 30, 2018, respectively, improved by 240 and 300 basis points, respectively, from the comparable prior year periods;

•	Operating margin of (8.4)% and (9.2)% for the three and six months ended June 30, 2018, respectively, improved by 480 and 1,140 basis points, respectively, from the comparable prior year periods;

•
Net loss of $(2.8) million and $(5.9) million for the three and six months ended June 30, 2018, respectively, improved compared to net loss of $(4.0) million and $(12.0) million, respectively, for the comparable prior year periods;

•
Adjusted EBITDA was $1.1 million and $2.1 million for the three and six months ended June 30, 2018, respectively, compared to adjusted EBITDA of $1.1 million and $0.3 million, respectively, for the comparable prior year periods;

•	Cash and cash equivalents was $50.9 million at June 30, 2018 compared with $53.4 million at December 31, 2017; and

•	Operating cash flow was $1.0 million for the six months ended June 30, 2018 compared to $(0.1) million for the six months ended June 30, 2017.
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

•
Product Offering Expansion. As online shopping evolves, we continue to expand our product offerings to reflect the needs of companies seeking to attract consumers. In 2017, we expanded our research and development capabilities with new talent through organic growth, an acquisition and expanding our operations overseas with the opening of a new research and development facility in Madrid, Spain. In 2018, we continued to enhance our product offering by increasing online shopping marketplace channel integrations including first party retail programs and improving our analytics capabilities and fulfillment feature set.

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

•
Evolving Fulfillment Landscape. Consumers have been conditioned to expect fast, efficient delivery of products. We believe that determining and executing on a strategy to more expeditiously receive, process and deliver online orders, which we refer to collectively as fulfillment, is critical to success for online sellers. Therefore, it will be increasingly important for us to facilitate and optimize fulfillment services on behalf of our customers, which in turn may result in additional research and development investment. We believe our strategic acquisition of a fulfillment platform in 2017 will continue to further enhance our fulfillment offering and strategy.

•
Focus on Employees. We strive to provide competitive compensation and benefits programs to help attract and retain quality employees who are focused on facilitating the success of our customers. We increased headcount by 5.4% from June 30, 2017 to June 30, 2018 to help drive revenue growth and support our overall operations.

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

OPPORTUNITIES AND RISKS

•
Dynamic E-commerce Landscape. We need to continue to innovate in the face of a rapidly changing e-commerce landscape if we are to remain competitive, and we need to effectively manage our growth, especially related to our international expansion.

•
Retailers and Brands. As consumer preferences potentially shift away from smaller retailers, we need to continue to add large retailers and brands as profitable customers. These customers generally pay a lower percentage of GMV as fees to us based on the relatively higher volume of their GMV processed through our platform. To help drive our future growth, we have made significant investments in our sales force and allocated resources focused on growing our customer base of large retailers and brands. We continue to focus our efforts on increasing value for our customers to support higher rates.

•
Strategic Partnerships. Our business development team’s mission is to expand our sales and market opportunities through strategic partner relationships. We plan to continue to invest in initiatives to expand our strategic partnership base to further enhance our offerings for retailers and brands.

•
Increasing Complexity of E-commerce. Although e-commerce continues to expand as retailers and brands continue to increase their online sales, it is also becoming more complex due to the hundreds of channels available to retailers and brands and the rapid pace of change and innovation across those channels. In order to gain consumers’ attention in a more crowded and competitive online marketplace, many retailers and an increasing number of brands sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of large online retailers and brands. As a result, we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth. As of June 30, 2018, we supported over 100 marketplaces.

•
Global Growth in E-commerce. We believe the growth in e-commerce globally presents an opportunity for retailers and brands to engage in international sales. However, country-specific marketplaces are often the market share leaders in their regions, as is the case for Alibaba in Asia. In order to help our customers capitalize on this potential market opportunity, and to address our customers’ needs with respect to cross-border trade, we intend to continue to invest in our international operations, particularly in the Asia Pacific region. Doing business overseas involves substantial challenges, including management attention and resources needed to adapt to multiple languages, cultures, laws and commercial infrastructure, as further described in this report under the caption "Risks Related to our International Operations."

Our senior management continuously focuses on these and other trends and challenges, and we believe that our culture of innovation and our history of growth and expansion will contribute to the success of our business. We cannot, however, assure you that we will be successful in addressing and managing the many challenges and risks that we face.

KEY FINANCIAL AND OPERATING METRICS

The average revenue generated per customer is a primary determinant of our revenue. We calculate this metric by dividing our revenue for a particular period by the average monthly number of customers during the period, which is calculated by taking the sum of the number of customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per customer in absolute dollars on a trailing twelve-month, or TTM, basis, but we may also calculate percentage changes in average revenue per customer on a quarterly basis in order to help us evaluate our period-over-period performance. For purposes of this metric and the number of customers metric described below, we include all customers who subscribe to at least one of our solutions.
The number of customers decreased during the second quarter of 2018 compared to the second quarter of 2017. We continue our focus on obtaining large retailers and brands, which may represent a smaller number of customers, but a potentially larger source of predictable or sustainable recurring revenue.

Adjusted EBITDA represents our earnings before interest expense, income tax expense and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item, and for the six months ended June 30, 2017, a one-time charge of $2.5 million for VDAs related to sales taxes (refer to Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information regarding this one-time charge). We believe that adjusted EBITDA provides useful information to management and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner that we do. Please refer to "Adjusted EBITDA" below for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most comparable U.S. GAAP measurement.

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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net (loss) income and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(2,764)	$(3,985)	$(5,921)	$(12,041)
Adjustments:
Interest (income) expense, net	(106)	(54)	(231)	(82)
Income tax expense	135	84	247	172
Depreciation and amortization expense	1,479	1,703	2,959	3,436
Total adjustments	1,508	1,733	2,975	3,526
EBITDA	(1,256)	(2,252)	(2,946)	(8,515)
Stock-based compensation expense	2,316	3,368	5,049	6,292
One-time charge for VDAs related to sales taxes	—	—	—	2,539
Adjusted EBITDA	$1,060	$1,116	$2,103	$316

RESULTS OF OPERATIONS

The following tables set forth our condensed consolidated statement of operations data and such data expressed as a percentage of revenues for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		Period-to-Period Change		Period-to-Period Change
	2018	2017	2018	2017	Q2 2018 to Q2 2017		YTD 2018 to YTD 2017
(dollars in thousands)
Revenue	$32,660	$30,004	$64,105	$58,333	$2,656	8.9%	$5,772	9.9%
Cost of revenue (1)	6,975	7,144	14,328	14,840	(169)	(2.4)	(512)	(3.5)
Gross profit	25,685	22,860	49,777	43,493	2,825	12.4	6,284	14.4
Operating expenses:
Sales and marketing (1)	15,974	15,003	30,864	30,188	971	6.5	676	2.2
Research and development	5,737	5,147	11,639	10,118	590	11.5	1,521	15.0
General and administrative	6,708	6,678	13,159	15,208	30	0.4	(2,049)	(13.5)
Total operating expenses	28,419	26,828	55,662	55,514	1,591	5.9	148	0.3
Loss from operations	(2,734)	(3,968)	(5,885)	(12,021)	1,234	(31.1)	6,136	(51.0)
Other income (expense):
Interest income (expense), net	106	54	231	82	52	*	149	*
Other income (expense), net	(1)	13	(20)	70	(14)	*	(90)	*
Total other income (expense)	105	67	211	152	38	56.7	59	*
Loss before income taxes	(2,629)	(3,901)	(5,674)	(11,869)	1,272	(32.6)	6,195	(52.2)
Income tax expense	135	84	247	172	51	60.7	75	43.6
Net loss	$(2,764)	$(3,985)	$(5,921)	$(12,041)	$1,221	(30.6)%	$6,120	(50.8)%
* Not meaningful

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	21.4	23.8	22.4	25.4
Gross profit	78.6	76.2	77.6	74.6
Operating expenses:
Sales and marketing (1)	48.9	50.0	48.1	51.8
Research and development	17.6	17.2	18.2	17.3
General and administrative	20.5	22.3	20.5	26.1
Total operating expenses	87.0	89.4	86.8	95.2
Loss from operations	(8.4)	(13.2)	(9.2)	(20.6)
Other income (expense):
Interest income (expense), net	0.3	0.2	0.4	0.1
Other income (expense), net	0.0	0.0	0.0	0.1
Total other income (expense)	0.3	0.2	0.3	0.3
Loss before income taxes	(8.0)	(13.0)	(8.9)	(20.3)
Income tax expense	0.4	0.3	0.4	0.3
Net loss	(8.5)%	(13.3)%	(9.2)%	(20.6)%
Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue (1)	$875	$1,066	$1,752	$2,150
Sales and marketing (1)	214	256	434	504
Research and development	90	111	188	222
General and administrative	300	270	585	560
Total depreciation and amortization expense	$1,479	$1,703	$2,959	$3,436
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

Comparison of Q2 2018 to Q2 2017
Revenue increased by 8.9%, or $2.7 million, to $32.7 million for the three months ended June 30, 2018 compared with $30.0 million for the prior year period primarily due to an increase in the average revenue per customer.
On a trailing three-month basis, average revenue per customer increased by 10.6% to $11,519 for the three months ended June 30, 2018 compared with $10,415 for the three months ended June 30, 2017. The increase in the average revenue per customer was primarily driven by the growth of our marketplaces solution. This growth was largely attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the period. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they generate a higher amount of GMV from which we derive revenue and, in some cases, they may subscribe to additional modules on our platform, thereby increasing our subscription revenue.
Comparison of YTD 2018 to YTD 2017
Revenue increased by 9.9%, or $5.8 million, to $64.1 million for the six months ended June 30, 2018 compared with $58.3 million for the prior year period primarily due to an increase in the average revenue per customer.
On a trailing six-month basis, average revenue per customer increased 11.5% to $22,563 for the six months ended June 30, 2018 compared with $20,238 for the six months ended June 30, 2017. The increase in average revenue per customer was primarily driven by the growth of our marketplaces solution.
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
Comparison of Q2 2018 to Q2 2017
Cost of revenue decreased by 2.4%, or $0.2 million, to $7.0 million for the three months ended June 30, 2018 compared with $7.1 million for the prior year period. The change was comprised primarily of a decrease in compensation and employee-related costs, including stock-based compensation expense, due to changes in headcount.
Comparison of YTD 2018 to YTD 2017
Cost of revenue decreased by 3.5%, or $0.5 million, to $14.3 million for the six months ended June 30, 2018 compared with $14.8 million for the prior year period. The change was comprised primarily of a decrease in compensation and employee-related costs, including stock-based compensation expense, due to changes in headcount.

OPERATING EXPENSES
SALES AND MARKETING EXPENSE

Sales and marketing expense consists primarily of:

•	Salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses and stock-based compensation;

•
Amortization of capitalized sales commissions and related incentive payments over their expected term of benefit due to our adoption of ASC 606 beginning in 2018, and sales commissions and related incentive payments expensed as incurred in periods prior to 2018;

•	Marketing, advertising and promotional event programs; and

•	Corporate communications.
Comparison of Q2 2018 to Q2 2017

Sales and marketing expense increased by 6.5%, or $1.0 million, to $16.0 million for the three months ended June 30, 2018 compared with $15.0 million for the prior year period. The change was comprised of increases (decreases) of:

•	$1.4 million in compensation and employee-related costs to support our sales and marketing organization to continue to grow our business; and

•
$1.2 million in our promotional event programs, marketing and advertising and travel, mainly related to costs associated with our annual Catalyst event, an e-commerce conference that we host, and the timing of the event. Our Catalyst event was held during the second quarter in 2018 compared to the first quarter in 2017; partially offset by

•
$(1.7) million due to the deferral of sales commissions and a portion of other incentive compensation, referred to collectively as contract costs, which were expensed as incurred prior to our adoption of ASC 606 at the beginning of 2018.

Comparison of YTD 2018 to YTD 2017

Sales and marketing expense increased by 2.2%, or $0.7 million, to $30.9 million for the six months ended June 30, 2018 compared with $30.2 million for the prior year period. The change was comprised of increases (decreases) of:

•	$4.0 million in compensation and employee-related costs to support our sales and marketing organization to continue to grow our business; and

•	$0.2 million in our promotional event programs, marketing and advertising and travel due to the timing of events; partially offset by

•	$(3.6) million due to the deferral of contract costs, which were expensed as incurred prior to our adoption of ASC 606 at the beginning of 2018.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of:

•	Salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation;

•	Costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology; and

•	Consulting expenses.

Comparison of Q2 2018 to Q2 2017
Research and development expense increased by 11.5%, or $0.6 million, to $5.7 million for the three months ended June 30, 2018 compared with $5.1 million for the prior year period. The change was comprised primarily of an increase in compensation and employee-related costs due to an increase in headcount to support our growth and the enhancement of our product offerings.
Comparison of YTD 2018 to YTD 2017
Research and development expense increased by 15.0%, or $1.5 million, to $11.6 million for the six months ended June 30, 2018 compared with $10.1 million for the prior year period. The change was comprised primarily of an increase in compensation and employee-related costs due to headcount gained with our acquisition of a fulfillment platform in the second quarter of 2017 and the expansion of our research and development function with the opening of our engineering office in Madrid, Spain in July 2017 to support our growth and the enhancement of our product offerings.
GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of:

•	Salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation;

•	Consulting and professional fees;

•	Insurance;

•	One-time expense associated with VDAs and settlement of a sales tax audit;

•	Bad debt expense; and

•	Costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies.
Comparison of Q2 2018 to Q2 2017
General and administrative expense remained stable at $6.7 million for the three months ended June 30, 2018 compared with the prior year period as a result of our efforts to control costs and gradually scale the business to improve margins over time.

Comparison of YTD 2018 to YTD 2017
General and administrative expense decreased by 13.5%, or $2.0 million, to $13.2 million for the six months ended June 30, 2018 compared with $15.2 million for the prior year period. The change was comprised primarily of (decreases) increases of:

•	$(2.5) million for the one-time charge during 2017 in connection with entering into VDAs related to sales taxes with certain jurisdictions; partially offset by

•
$0.4 million in professional fees including consulting and accounting services in connection with the assessment of the effectiveness of our internal controls over financial reporting and our implementation of ASC 606 at the beginning of 2018.

GROSS AND OPERATING MARGINS

Comparison of Q2 2018 to Q2 2017
Gross margin improved by 240 basis points to 78.6% during the three months ended June 30, 2018 compared with 76.2% for the prior year period as a result of the increase in revenue and decrease in cost of revenue noted above. Our improved gross margin was a result of our continuing strategic efforts to achieve increasing scale in our business operations.
Operating margin improved by 480 basis points to (8.4)% during the three months ended June 30, 2018 compared with (13.2)% for the prior year period due to our 8.9% increase in revenue and 2.4% decrease in cost of revenue, which exceeded increases in operating expenses of 5.9%. The increase in operating expenses was primarily due to the timing of our annual e-commerce conference, which was held during the second quarter in 2018 and during the first quarter in 2017.
Operating margin for the three months ended June 30, 2018 was also favorably impacted by our adoption of ASC 606 due to our capitalization of contract costs that had been expensed as incurred in periods prior to January 1, 2018. Operating margin for the three months ended June 30, 2018 would have been (13.5)% had we not adopted ASC 606. Refer to Note 6, "Revenue from Contracts with Customers," for additional information regarding the impact of adoption and revenue recognition under ASC 606 on our consolidated financial statements.
Comparison of YTD 2018 to YTD 2017
Gross margin improved by 300 basis points to 77.6% during the six months ended June 30, 2018 compared with 74.6% for the prior year period as a result of the increase in revenue and decrease in cost of revenue noted above. Our improved gross margin was a result of our continuing strategic efforts to achieve increasing scale in our business operations.
Operating margin improved by 1,140 basis points to (9.2)% during the six months ended June 30, 2018 compared with (20.6)% for the prior year period due to our 9.9% increase in revenue, 3.5% decrease in cost of revenue and stable operating expenses. Operating expenses for the six months ended June 30, 2018 were favorably impacted by our adoption of ASC 606 due to our capitalization of contract costs that had been expensed as incurred in periods prior to January 1, 2018. Operating margin for the six months ended June 30, 2018 would have been (14.8)% had we not adopted ASC 606.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Except for our adoption of ASC 606, during the six months ended June 30, 2018, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K for fiscal 2017. Refer to Note 6 to our condensed consolidated financial statements included in this report for a description of changes to our revenue recognition and contract costs accounting policies as a result of our adoption of ASC 606 as of January 1, 2018.
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

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents provided by (used in) operating activities	$1,032	$(97)
Less: Purchases of property and equipment	(656)	(543)
Free cash flow	$376	$(640)

Free cash flow increased by $1.0 million to $0.4 million for the six months ended June 30, 2018 compared with $(0.6) million for the prior year period. The increase in free cash flow was primarily a result of revenue growth, improved cash collections and stable operating expenses. Further analysis on the components of free cash flow is provided below.
Operating activities cash flows are largely driven by:

•	The amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business;

•	The amount and timing of customer payments;

•	The seasonality of our business, as noted above, which results in variations in the timing of invoicing and the receipt of payments from our customers; and

•	In 2017, the amounts paid in connection with entering into VDAs related to sales taxes, and in 2018, the amount we paid in settlement of a sales tax audit.
Investing activities cash flows are largely driven by:

•	Acquisitions, net of cash acquired;

•	Capitalized expenditures to create internally developed software and implement software purchased for internal use; and

•	Purchases of property and equipment to support the expansion of our infrastructure and acquisitions.
Financing activities cash flows are largely driven by:

•	Proceeds from the exercises of stock options;

•	Payments on capital lease obligations; and

•	Tax withholdings related to the net-share settlement of restricted stock units.
YTD 2018
Operating Activities
Our cash provided by operating activities consisted of a net loss of $5.9 million adjusted for certain non-cash items totaling $8.3 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, principally the amortization of a lease incentive obligation related to our corporate headquarters.
The net decrease in cash resulting from changes in assets and liabilities of $1.4 million primarily consisted of:

•	a $5.6 million decrease in accounts receivable as a result of increased cash collections during the period; and

•
a $4.4 million decrease in prepaid expenses and other assets, primarily related to certain customer arrangements for which we collect and remit monthly activity-based fees incurred for specific channels on behalf of our customers (we record the amounts due from customers as a result of these arrangements as other receivables). These increases in cash were more than fully offset by decreases in cash due to

•	a $5.4 million decrease in accounts payable and accrued expenses driven by the timing of payments to our vendors during the period and a $1.0 million payment in 2018 to settle a sales tax audit;

•
a $3.6 million increase in deferred contract costs as a result of our adoption of ASC 606 (sales commissions and a portion of other incentive compensation are now deferred and amortized to expense over the expected period of benefit); and

•
a $2.3 million net decrease in deferred revenue as a result of our adoption of ASC 606 and the timing of revenue recognition for managed-service contracts (we now recognize revenue for subscription and implementation fees ratably, beginning on the launch date, through the term of the contract).

Investing Activities
Our cash used in investing activities consisted of:

•	$0.7 million of capital expenditures primarily related to the purchase of computer equipment; and

•	$0.3 million of internal-use software development costs.
Financing Activities
Our cash used in financing activities consisted of:

•	$1.8 million used for the repayment of capital leases; and

•	$1.6 million used for the payment of taxes related to the net-share settlement of restricted stock units; partially offset by

•	$1.0 million in cash received upon the exercise of stock options.
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
The net increase in cash resulting from changes in assets and liabilities of $2.4 million primarily consisted of:

•	a $3.1 million increase in deferred revenue as a result of an increased number of customers prepaying for subscription services invoiced on a semi-annual and annual basis;

•
a $1.2 million decrease in prepaid expenses and other assets, primarily related to certain customer arrangements for which we collect and remit monthly activity-based fees incurred for specific channels on behalf of our customers (we record the amounts due from customers as a result of these arrangements as other receivables); and

•
a $2.4 million increase in accrued expenses primarily due to a one-time charge in connection with our entering into VDAs related to our potential unpaid sales tax obligations, partially offset by a $2.1 million decrease in accounts payable primarily driven by timing of payments to our vendors during the period; these increases were partially offset by a decrease in cash due to

•	a $2.2 million increase in accounts receivable as a result of increased revenue and customer growth.
Investing Activities
Our cash used in investing activities consisted of:

•	$2.2 million for the acquisition of HubLogix, net of cash acquired;

•	$0.5 million of capital expenditures primarily related to the purchase of computer equipment; and

•	$0.2 million of internal-use software development costs.
Financing Activities
Our cash used in financing activities consisted of:

•	$2.5 million used for the payment of taxes related to the net-share settlement of restricted stock units; and

•	$2.4 million used for the repayment of capital leases; partially offset by

•	$0.3 million in cash received upon the exercise of stock options.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission, or SEC, Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the six months ended June 30, 2018, there were no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for fiscal 2017.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Controls Over Financial Reporting
Except for the continued implementation of certain internal controls related to our adoption of ASC 606, there have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure that we properly assessed the impact of ASC 606 on our IT systems and financial statements to facilitate our adoption of the standard effective as of January 1, 2018.

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
We incurred net losses of $5.9 million and $16.6 million during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively, and we had an accumulated deficit of $178.6 million as of June 30, 2018. It is possible that our operating expenses will increase in the foreseeable future as we invest in increased sales and marketing and research and development efforts. To achieve profitability, we will need to either increase our revenue sufficiently to offset increasing expenses or reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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
The e-commerce market is characterized by rapid technological change and frequent changes in rules, specifications and other requirements for retailers and brands to be able to sell their merchandise on particular channels, as well as developments in technologies that can impede the display and tracking of advertisements. Our ability to retain existing customers and attract new customers depends in large part on our ability to enhance and improve our existing solutions and introduce new solutions that can adapt quickly to these technological changes. To achieve market acceptance for our solutions, we must effectively anticipate and offer solutions that meet frequently changing channel requirements in a timely manner. If our solutions fail to do so, our ability to renew our contracts with existing customers and our ability to create or increase demand for our solutions will be impaired.

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
A number of competitive factors could cause us to lose potential sales or to sell our solutions at lower prices or at reduced margins, including:

•	Potential customers may choose to continue using or to develop applications in-house, rather than pay for our solutions;

•	The channels themselves, which typically offer software tools, often for free, that allow retailers and brands to connect to them, may decide to compete more vigorously with us;

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

If the e-commerce industry consolidates around a limited number of online channels, or if the complexities and challenges faced by retailers and brands seeking to sell online otherwise diminish, demand for our solutions could decline.
Our solutions enable retailers and brands to manage their merchandise sales through hundreds of disparate online channels. One of the key attractions of our solutions to retailers and brands is the ability to help address the complexity and fragmentation of selling online. Although the number and variety of online channels available to retailers and brands have been increasing, at the same time the share of online sales made through a small number of larger channels, particularly Amazon, has also been increasing. If the trend toward consolidation around a few large online channels accelerates, the difficulties faced by retailers and brands could decline, which might make our solutions less important to retailers and brands and could cause demand for our solutions to decline.
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
Our customers are retailers and brands that typically realize a significant portion of their online sales in the fourth quarter of each year during the holiday season. As a result of this seasonal variation, our subscription revenue fluctuates, with the variable portion of our subscription fees being higher in the fourth quarter than in other quarters and with revenue generally declining in the first quarter sequentially from the fourth quarter. Our business is therefore not necessarily comparable on a sequential quarter-over-quarter basis and you should not rely solely on quarterly comparisons to analyze our growth.
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

Following the U.S. Supreme Court's decision in South Dakota v. Wayfair, it is possible that states will enact new legislation and increase enforcement efforts of existing legislation requiring online retailers to collect and remit sales tax. If there is increased legislative or enforcement action, e-commerce in general could decline, and any additional taxes may increase the costs we and/or our customers will have to pay to sell their goods through our platform, thereby making our solutions less attractive and potentially resulting in a lower amount of GMV processed through our platform. As a result, our revenue could decline.
An increasing number of states have considered or adopted laws that require out-of-state retailers to collect sales taxes on their behalf. The U.S. Supreme Court recently reversed its prior decision that prohibited states from requiring online retailers without a physical presence to collect and remit sales tax. In its decision, the Supreme Court upheld a South Dakota statute that imposed a sales tax collection obligation on remote sellers with sales exceeding specified thresholds. Other states have adopted or are considering similar legislation. This is a rapidly evolving area and we cannot predict what legislative or enforcement action might be taken by the states or Congress. Increased taxation of online sales could result in online shopping losing some of its current advantage over traditional retail models, which could diminish its appeal to consumers. This could cause e-commerce growth to slow, which would, in turn, hurt the business of our customers, potentially make our products less attractive and cause the amount of GMV processed through our platform, and ultimately our revenue, to decline.
In addition, it is possible that one or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies like us that facilitate e-commerce, even though we are not an online retailer. Similar issues exist outside of the United States, where the application of value-added tax or other indirect taxes on online retailers and companies like us that facilitate e-commerce is uncertain and evolving. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition of sales tax collection obligations on out-of-state customers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results. In addition, the imposition of sales taxes on our customers who did not collect such taxes in the past could result in them charging higher rates for their products, potentially resulting in lower sales and a lower amount of GMV processed through our platform, which would negatively impact our revenue. Additionally, new legislation could require us to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance and audit requirements, any of which could make our platform solutions less attractive.
We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could harm our business.
State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our platform in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. As described in this report, we previously entered into voluntary disclosure agreements, or VDAs, with certain jurisdictions and recorded a $2.5 million one-time charge in general and administrative expense for the six months ended June 30, 2017. Through June 30, 2018, we paid an aggregate of $2.5 million under the terms of completed VDAs, and to settle with one jurisdiction that had rejected our VDA application and conducted a sales tax audit. We do not currently have any unresolved VDA applications or ongoing sales tax audits, though any successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.
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
In April 2016, the European Union adopted a new General Data Protection Regulation (or GDPR), to unify data protection within the European Union under a single law, which may result in significantly greater compliance burdens and costs for companies with customers and operations in the European Union. The GDPR creates a range of new compliance obligations and increases financial penalties for non-compliance, and extends the scope of the European Union data protection law to all companies processing data of European Union residents, regardless of the company’s location. The GDPR went into effect on May 25, 2018. While we do not currently believe the GDPR has a material effect on our business, we will continue to monitor regulation and enforcement under this new law.
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
We have expanded, and expect to further expand, our operations internationally by opening offices in new countries and regions worldwide. However, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, taxation systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	recruiting and retaining employees in foreign countries;

•	increased competition from local providers;

•	compliance with applicable foreign laws and regulations;

•	compliance with changing foreign privacy, data protection and information security laws and regulations and the risks and costs of noncompliance;

•	longer sales or collection cycles in some countries;

•	credit risk and higher levels of payment fraud;

•	compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act;

•	currency exchange rate fluctuations;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•
economic and political instability in some countries, including terrorist attacks and civil unrest, as well as instability related to the United Kingdom’s planned exit from the European Union, commonly referred to as “Brexit”;

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
As a public company listed in the United States, we incur significant additional legal, accounting and other costs, which we expect to increase, particularly after we cease to be an "emerging growth company" under the JOBS Act on January 1, 2019. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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

10.1	*	Third Amendment to Office Lease, dated as of April 5, 2018, by and between the Registrant and SVT Perimeter Four, L.P. (as successor in interest to Duke Realty Limited Partnership).

31.1	*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

CHANNELADVISOR CORPORATION

Date:	August 9, 2018	By:	/s/ Mark E. Cook
Mark E. Cook
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)