Form 10-Q
period 2018-09-30
CHANNELADVISOR CORP
filed 2018-11-08
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on October 23, 2018 was 27,312,269.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,890	$53,422
Accounts receivable, net of allowance of $945 and $609 as of September 30, 2018 and December 31, 2017, respectively	21,712	27,452
Prepaid expenses and other current assets	8,569	16,462
Total current assets	79,171	97,336
Property and equipment, net	12,964	10,877
Goodwill	23,486	23,486
Intangible assets, net	2,046	2,503
Deferred contract costs, net of current portion	10,425	—
Long-term deferred tax assets, net	4,536	5,550
Other assets	1,490	759
Total assets	$134,118	$140,511
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,868	$7,243
Accrued expenses	9,258	12,611
Deferred revenue	25,651	27,143
Other current liabilities	4,243	4,477
Total current liabilities	41,020	51,474
Long-term capital leases, net of current portion	1,404	641
Lease incentive obligation	2,348	3,328
Other long-term liabilities	2,530	3,157
Total liabilities	47,302	58,600
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,311,469 and 26,601,626 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	27	27
Additional paid-in capital	269,149	262,805
Accumulated other comprehensive loss	(1,521)	(789)
Accumulated deficit	(180,839)	(180,132)
Total stockholders' equity	86,816	81,911
Total liabilities and stockholders' equity	$134,118	$140,511
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$32,324	$30,097	$96,429	$88,430
Cost of revenue (1)	7,606	7,309	21,934	22,149
Gross profit	24,718	22,788	74,495	66,281
Operating expenses:
Sales and marketing (1)	14,921	14,805	45,785	44,993
Research and development	5,350	5,760	16,989	15,878
General and administrative	6,688	6,344	19,847	21,552
Total operating expenses	26,959	26,909	82,621	82,423
Loss from operations	(2,241)	(4,121)	(8,126)	(16,142)
Other income (expense):
Interest income (expense), net	120	67	351	149
Other income (expense), net	22	36	2	106
Total other income (expense)	142	103	353	255
Loss before income taxes	(2,099)	(4,018)	(7,773)	(15,887)
Income tax expense	188	37	435	209
Net loss	$(2,287)	$(4,055)	$(8,208)	$(16,096)
Net loss per share:
Basic and diluted	$(0.08)	$(0.15)	$(0.30)	$(0.61)
Weighted average common shares outstanding:
Basic and diluted	27,294,134	26,439,830	27,073,332	26,293,650
(1) Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on reported operating loss or net loss for the period. Refer to Note 2, "Significant Accounting Policies," for further detail.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(2,287)	$(4,055)	$(8,208)	$(16,096)
Other comprehensive income (loss):
Foreign currency translation adjustments	(250)	184	(732)	719
Total comprehensive loss	$(2,537)	$(3,871)	$(8,940)	$(15,377)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(8,208)	$(16,096)
Adjustments to reconcile net loss to cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	4,509	5,041
Bad debt expense	1,036	271
Stock-based compensation expense	8,023	9,132
Deferred income taxes	373	154
Other items, net	(667)	(653)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	4,451	(1,674)
Prepaid expenses and other assets	10,588	(1,370)
Deferred contract costs	(5,325)	—
Accounts payable and accrued expenses	(11,164)	(51)
Deferred revenue	(2,514)	3,042
Cash and cash equivalents provided by (used in) operating activities	1,102	(2,204)
Cash flows from investing activities
Purchases of property and equipment	(1,586)	(2,427)
Payment of internal-use software development costs	(579)	(224)
Acquisition, net of cash acquired	—	(2,177)
Cash and cash equivalents used in investing activities	(2,165)	(4,828)
Cash flows from financing activities
Repayment of capital leases	(2,092)	(2,586)
Proceeds from exercise of stock options	1,086	625
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(2,130)	(2,581)
Cash and cash equivalents used in financing activities	(3,136)	(4,542)
Effect of currency exchange rate changes on cash and cash equivalents	(333)	332
Net decrease in cash and cash equivalents	(4,532)	(11,242)
Cash and cash equivalents, beginning of period	53,422	65,420
Cash and cash equivalents, end of period	$48,890	$54,178
Supplemental disclosure of cash flow information
Cash paid for interest	$26	$99
Cash paid for income taxes, net	$81	$151
Supplemental disclosure of noncash investing and financing activities
Accrued statutory tax withholding related to net-share settlement of restricted stock units	$635	$—
Accrued capital expenditures	$361	$54
Capital lease obligations entered into for the purchase of fixed assets	$4,217	$567
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS
ChannelAdvisor Corporation ("ChannelAdvisor" or the "Company") was incorporated in the state of Delaware and capitalized in June 2001. The Company began operations in July 2001. ChannelAdvisor is a provider of software-as-a-service, or SaaS, solutions and its mission is to connect and optimize the world's commerce. ChannelAdvisor's e-commerce cloud platform helps brands and retailers worldwide improve their online performance by expanding sales channels, connecting with consumers around the world, optimizing their operations for peak performance and providing actionable analytics to improve competitiveness. The Company is headquartered in Morrisville, North Carolina and maintains sales, service, support and research and development offices in various domestic and international locations. Please refer to the Company's website at www.channeladvisor.com for a complete list of its domestic and international office locations.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss and cash flows. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2017 ("fiscal 2017"), which are included in the Company's Annual Report on Form 10-K for fiscal 2017. Except for the adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts from Customers (Topic 606) ("ASC 606"), there have been no material changes to the Company's significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2017. Refer to Note 6, "Revenue from Contracts with Customers," for a description of changes to the Company's revenue recognition and contract costs accounting policies as a result of the adoption of ASC 606.
Reclassification
Certain prior period amounts included in the unaudited condensed consolidated statements of operations have been reclassified to conform to the current period's presentation. The Company has revised the classification of certain employee-related and other operating expenses to better align the income statement line items with departmental responsibilities and the management of operations. These reclassifications had no effect on the Company's reported operating loss or net loss for the three and nine months ended September 30, 2017.
The table below summarizes the financial statement line items impacted by these reclassifications (in thousands):

	Three Months Ended September 30, 2017
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue	$6,549	$760	$7,309
Gross profit	23,548	(760)	22,788
Sales and marketing	15,565	(760)	14,805
Total operating expenses	27,669	(760)	26,909

	Nine Months Ended September 30, 2017
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue	$19,911	$2,238	$22,149
Gross profit	68,519	(2,238)	66,281
Sales and marketing	47,231	(2,238)	44,993
Total operating expenses	84,661	(2,238)	82,423
Recent Accounting Pronouncements

Standard	Description	Effect on the Financial Statements or Other Significant Matters
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

The Company formed a project team and developed a plan to prepare for the adoption of this standard by its effective date. The project team has performed a business impact assessment, has identified a population of leases and has performed an analysis on its lease population using an expected incremental borrowing rate to assess its adoption of the ASU. The project team has assessed service agreements for potentially embedded leases and has identified leases it considers short term in duration. Based upon the project team's analysis, the Company expects to elect the package of three practical expedients, as well as the practical expedient to apply hindsight in determining lease terms. The Company continues to evaluate the impact that ASU 2016-02 will have on internal controls over financial reporting and its consolidated financial statements. The Company expects to adopt ASU 2016-02 using the modified retrospective transition method as allowed by ASU 2018-11 on January 1, 2019.

ASU 2018-11, Leases (Topic 842) - Targeted Improvements Effective date: January 1, 2019
This standard provides an alternate adoption method for ASU 2016-02 by allowing for initial application of the standard as of the adoption date and recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

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
Intangibles:
ASU 2018-15, Intangibles -Goodwill and Other - Internal-Use Software (Subtopic 350-40) Effective date: January 1, 2020
This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.
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

The Company has reviewed new accounting pronouncements that were issued during the nine months ended September 30, 2018 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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

3. STOCKHOLDERS' EQUITY
The following tables summarize the stockholders' equity activity for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Balance as of June 30,	$86,426	$79,628
Exercise of stock options and vesting of restricted stock units	82	286
Stock-based compensation expense	2,974	2,840
Statutory tax withholding related to net-share settlement of restricted stock units	(129)	(87)
Net loss	(2,287)	(4,055)
Foreign currency translation adjustments	(250)	184
Balance as of September 30,	$86,816	$78,796

	Nine Months Ended September 30,
	2018	2017
Balance as of December 31,	$81,911	$86,997
Cumulative effect of accounting change (1)	7,501	—
Exercise of stock options and vesting of restricted stock units	1,086	625
Stock-based compensation expense	8,023	9,132
Statutory tax withholding related to net-share settlement of restricted stock units	(2,765)	(2,581)
Net loss	(8,208)	(16,096)
Foreign currency translation adjustments	(732)	719
Balance as of September 30,	$86,816	$78,796
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
Amortization expense associated with the Company's intangible assets was $0.2 million for each of the three months ended September 30, 2018 and 2017, and $0.5 million for each of the nine months ended September 30, 2018 and 2017.
There were no changes to the Company's goodwill during the nine months ended September 30, 2018.
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
Through September 30, 2018, the Company has paid an aggregate of $2.5 million under the terms of the VDAs and to settle the sales tax audit. The Company has no other unresolved VDA applications or ongoing sales tax audits as of September 30, 2018.
6. REVENUE FROM CONTRACTS WITH CUSTOMERS
Financial Statement Impact of Adopting ASC 606, "Revenue from Contracts with Customers"
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method and applied this method to all contracts that were not complete as of the date of adoption. The reported results as of September 30, 2018 and for the three and nine months ended September 30, 2018 in the accompanying unaudited condensed consolidated financial statements are presented under ASC 606, while prior period results have not been adjusted and are reported in accordance with historical accounting guidance in effect for those periods.
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
Disaggregation of Revenue
The Company derives the majority of its revenue from subscription fees paid for access to and usage of its SaaS solutions for a specified period of time, typically one year. A portion of the subscription fee is typically fixed and is based on a specified minimum amount of gross merchandise value ("GMV") or advertising spend that a customer expects to process through the Company's platform over the contract term. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV or advertising spend processed through the Company's platform in excess of the customer's specified minimum GMV or advertising spend amount. In addition to subscription fees, contracts with customers may include implementation fees for launch assistance and training. Fixed subscription and implementation fees are billed in advance of the subscription term and are due in accordance with contract terms, which generally provide for payment within 30 days. Variable fees are subject to the same payment terms, although they are generally billed the month after they are incurred. The Company also generates revenue from its solutions that allow brands to direct potential consumers from their websites and digital marketing campaigns to authorized resellers. The Company's contracts typically have a one year term. The Company’s contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of the Company’s software at any time. Sales taxes collected from customers and remitted to government authorities are excluded from revenue.
The following table summarizes revenue disaggregation by product for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
Marketplaces	$24,037	$22,973	$71,835	$68,034
Digital Marketing	4,577	4,400	13,427	12,918
Other	3,710	2,724	11,167	7,478
	$32,324	$30,097	$96,429	$88,430
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
Contracts with Multiple Performance Obligations
Customers may elect to purchase a subscription to multiple modules, multiple modules with multiple service levels, or, for certain of the Company's solutions, multiple brands or geographies. The Company evaluates such contracts to determine whether the services to be provided are distinct and accordingly should be accounted for as separate performance obligations. If the Company determines that a contract has multiple performance obligations, the transaction price, which is the total price of the contract, is allocated to each performance obligation based on a relative standalone selling price method. The Company estimates standalone selling price based on observable prices in past transactions for which the product offering subject to the performance obligation has been sold separately. As the performance obligations are satisfied, revenue is recognized as discussed above in the product descriptions.
Transaction Price Allocated to Future Performance Obligations
ASC 606 provides certain practical expedients that limit the required disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. As the Company typically enters into contracts with customers for a twelve-month subscription term, substantially all of its performance obligations that have not yet been satisfied as of September 30, 2018 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, for which the practical expedient does not apply, the aggregate transaction price allocated to the unsatisfied performance obligations was $20.7 million as of September 30, 2018, of which $13.0 million is expected to be recognized as revenue over the next twelve months.
Deferred Revenue
Deferred revenue represents the unearned portion of subscription and implementation fees. Deferred revenue is recorded when cash payments are received in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying condensed consolidated balance sheets under "Total current liabilities," net of any long-term portion that is included in "Other long-term liabilities." The following table summarizes deferred revenue activity for the nine months ended September 30, 2018 (in thousands):

	As of January 1, 2018 (adjusted)	Net additions	Revenue recognized	As of September 30, 2018
Deferred revenue	$28,982	93,524	(96,429)	$26,077
Of the $96.4 million of revenue recognized in the nine months ended September 30, 2018, $24.0 million was included in deferred revenue at January 1, 2018.
Costs to Obtain Contracts
In accordance with ASC 606, the Company now capitalizes sales commissions and a portion of other incentive compensation costs that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying condensed consolidated balance sheets and are classified as "Prepaid expenses and other current assets," net of any long-term portion that is included in "Deferred contract costs, net of current portion." Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which the Company has determined to be five years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the nine months ended September 30, 2018 (in thousands):

	As of January 1, 2018 (adjusted)	Additions	Amortized costs (1)	As of September 30, 2018
Deferred contract costs	$8,721	7,442	(2,320)	$13,843
(1) Includes contract costs amortized to sales and marketing expense during the period and the impact from foreign currency exchange rate fluctuations.
Financial Statement Impact
The following tables compare financial statement line items from the reported condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statement of operations for the three and nine months ended September 30, 2018 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2018, to the applicable pro forma amounts, which are the amounts that would have been reported prior to the adoption of ASC 606 (in thousands):

Balance Sheet - select financial statement line items impacted by the adoption of ASC 606	As of September 30, 2018
	As Reported	Pro Forma
Prepaid expenses and other current assets	$8,569	$5,151
Total current assets	79,171	75,753
Deferred contract costs, net of current portion	10,425	—
Long-term deferred tax assets, net	4,536	5,378
Total assets	134,118	121,117
Deferred revenue	25,651	25,749
Total current liabilities	41,020	41,118
Other long-term liabilities	2,530	2,408
Total liabilities	47,302	47,278
Accumulated other comprehensive loss	(1,521)	(1,286)
Accumulated deficit	(180,839)	(194,051)
Total liabilities and stockholders' equity	$134,118	$121,117

Statement of Operations - select financial statement line items impacted by the adoption of ASC 606	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	As Reported	Pro Forma	As Reported	Pro Forma
Revenue	$32,324	$31,862	$96,429	$95,636
Gross profit	24,718	24,256	74,495	73,702
Sales and marketing	14,921	16,606	45,785	50,907
Total operating expenses	26,959	28,644	82,621	87,743
Loss from operations	(2,241)	(4,388)	(8,126)	(14,041)
Other income (expense), net	22	(32)	2	(201)
Total other income (expense)	142	88	353	150
Loss before income taxes	(2,099)	(4,300)	(7,773)	(13,891)
Income tax expense	188	4	435	28
Net loss	(2,287)	(4,304)	(8,208)	(13,919)
Net loss per share, basic and diluted	$(0.08)	$(0.16)	$(0.30)	$(0.51)

Statement of Cash Flows - select financial statement line items impacted by the adoption of ASC 606	Nine Months Ended September 30, 2018
	As Reported	Pro Forma
Net loss	$(8,208)	$(13,919)
Deferred income taxes	373	(34)
Changes in assets and liabilities:
Deferred contract costs	(5,325)	—
Deferred revenue	(2,514)	(1,721)
Cash and cash equivalents provided by operating activities	$1,102	$1,102
7. STOCK-BASED COMPENSATION
The Company recognizes stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche.

Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue (1)	$298	$298	$607	$864
Sales and marketing (1)	1,003	931	2,483	2,849
Research and development	581	588	1,585	1,659
General and administrative	1,092	1,023	3,348	3,760
	$2,974	$2,840	$8,023	$9,132
(1) Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on the Company's reported operating loss or net loss for the period. Refer to Note 2, "Significant Accounting Policies," for further detail.
During the nine months ended September 30, 2018, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Stock options	362,415	$5.98
Restricted stock units ("RSUs")	925,739	$13.94
Total share-based awards	1,288,154	$11.70
8. NET LOSS PER SHARE
Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company's net loss. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three and nine months ended September 30, 2018 and 2017:

	Three and Nine Months Ended September 30,
	2018	2017
Stock options	2,289,910	2,132,715
RSUs	2,312,407	2,547,941
9. INCOME TAXES
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company's effective tax rate was (9.0)% and (0.9)% for the three months ended September 30, 2018 and 2017, respectively, and (5.6)% and (1.3)% for the nine months ended September 30, 2018 and 2017, respectively. The tax expense for each of the periods was based on state, local and foreign taxes. The Company’s effective tax rate for these periods is lower than the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2018 and 34% for the three and nine months ended September 30, 2017 primarily due to operating losses which are subject to a valuation allowance. The Company cannot recognize the tax benefit of operating loss carryforwards generated in certain jurisdictions due to uncertainties relating to future taxable income in those jurisdictions in terms of both its timing and its sufficiency, which would enable the Company to realize the benefits of those carryforwards. The change in the effective tax rate for the three and nine months ended September 30, 2018 compared with the same periods in the prior year is primarily due to the Company's adoption of ASC 606 which resulted in increased income in certain of the Company's foreign subsidiaries.
The Tax Cuts and Jobs Act of 2017 ("Tax Act"), which went into effect on December 22, 2017, significantly revises the Internal Revenue Code of 1986, as amended ("IRC"). The Tax Act is complex and it will take time to assess the implications thoroughly. The Company is currently evaluating the Tax Act with its professional advisors and has included the effects of the following changes enacted in the Tax Act in this report:

•For the financial statements included in the Company's Annual Report on Form 10-K for fiscal 2017, the Company reduced its expected U.S. federal corporate income tax rate used to measure its deferred tax assets and liabilities to the newly enacted rate of 21% from 34%, which had been used in the calculation of the Company's income tax expense for the three and nine months ended September 30, 2017. The U.S. federal corporate income tax rate of 21% was used in the calculation of the Company's income tax expense for the three and nine months ended September 30, 2018.
•The Company incorporated the newly enacted rules in the Tax Act relating to net operating loss carryforwards. The new rules allow for an indefinite carryforward of unused net operating losses generated in years ending after December 31, 2017. The Company does not generally consider deferred tax liabilities on indefinite-lived assets as a source of future taxable income available to be able to realize deferred tax assets. However, the Company considers the deferred tax liability associated with the indefinite-lived intangible asset as a source of future taxable income available to realize the benefit of deferred tax assets recorded for indefinite-lived tax attributes. For net operating losses generated in periods starting after December 31, 2017, the Company has begun to record the tax benefit of the deferred tax asset up to the amount of the deferred tax liability on the indefinite-lived asset. This resulted in a $0.2 million reduction in the Company's income tax expense for the nine months ended September 30, 2018. Any amount of the deferred tax asset recorded in excess of the deferred tax liability is expected to be offset by a valuation allowance.
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
On December 22, 2017, SEC Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company reduced its net deferred tax assets by $16.6 million to account for the decrease in the U.S. federal tax rate, made a de minimis reduction in its end of year deferred tax asset to account for the changes to IRC Section 162(m), and included a reasonable estimate of the impact of revenue recognition in conjunction with the new IRC Section 451(c); such adjustments were provisional and reflect the Company's reasonable estimates at December 31, 2017 and September 30, 2018. Additional work is necessary for a more detailed analysis of the impacts of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 in which the analysis is complete.
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
Substantially all assets were held in the United States during the nine months ended September 30, 2018 and the year ended December 31, 2017. The table below summarizes revenue by geography for the three and nine months ended September 30, 2018 and 2017 (in thousands). The Company categorizes domestic and international revenue from customers based on their billing address.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Domestic	$24,476	$23,156	$74,013	$69,354
International	7,848	6,941	22,416	19,076
Total revenue	$32,324	$30,097	$96,429	$88,430

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
We are a leading provider of software-as-a-service, or SaaS, solutions and our mission is to connect and optimize the world's commerce. Our e-commerce cloud platform helps brands and retailers worldwide improve their online performance by expanding sales channels, connecting with consumers around the world, optimizing their operations for peak performance and providing actionable analytics to improve competitiveness. Our customers include the online businesses of traditional retailers, online brands and retailers, as well as advertising agencies that use our solutions on behalf of their clients. Through our platform, we enable our customers to connect with new and existing sources of demand for their products through channels such as Amazon, eBay, Facebook, Google and Walmart. Our fulfillment solution makes it easier for customers to connect to their supply chain, which could include distributors, manufacturers and third-party logistic providers. Our suite of solutions, accessed through a standard web browser, provides our customers with a single, integrated user interface to manage their product listings, inventory availability, pricing optimization, search terms, orders and fulfillment, as well as data analytics and other critical functions across these channels. We also offer solutions that allow brands to send their web visitors or digital marketing audiences directly to authorized resellers and to gain insight into consumer behavior. Our proprietary, cloud-based technology platform delivers significant breadth, scalability and flexibility.
EXECUTIVE OVERVIEW

FINANCIAL RESULTS

•	Total revenue of $32.3 million and $96.4 million for the three and nine months ended September 30, 2018 increased 7.4% and 9.0%, respectively, from the comparable prior year periods;

•	Average revenue per customer of $46,073 for the twelve months ended September 30, 2018 increased 10.4% compared with $41,748 for the twelve months ended September 30, 2017;

•
Revenue was comprised of 79.5% and 20.5% fixed and variable subscription fees, respectively, for the three months ended September 30, 2018 compared with fixed and variable subscription fees of 79.3% and 20.7%, respectively, for the three months ended September 30, 2017;

•
Revenue was comprised of 77.2% and 22.8% fixed and variable subscription fees, respectively, for the nine months ended September 30, 2018 compared with fixed and variable subscription fees of 77.5% and 22.5%, respectively, for the nine months ended September 30, 2017;

•
Revenue derived from customers located outside of the United States as a percentage of total revenue was 24.3% and 23.2% for the three and nine months ended September 30, 2018, respectively, compared with 23.1% and 21.6%, respectively, for the comparable prior year periods;

•	Gross margin of 76.5% and 77.3% for the three and nine months ended September 30, 2018, respectively, improved by 80 and 230 basis points, respectively, from the comparable prior year periods;

•	Operating margin of (6.9)% and (8.4)% for the three and nine months ended September 30, 2018, respectively, improved by 680 and 990 basis points, respectively, from the comparable prior year periods;

•
Net loss of $(2.3) million and $(8.2) million for the three and nine months ended September 30, 2018, respectively, improved compared to net loss of $(4.1) million and $(16.1) million, respectively, for the comparable prior year periods;

•
Adjusted EBITDA was $2.3 million and $4.4 million for the three and nine months ended September 30, 2018, respectively, compared to adjusted EBITDA of $0.4 million and $0.7 million, respectively, for the comparable prior year periods;

•	Cash and cash equivalents was $48.9 million at September 30, 2018 compared with $53.4 million at December 31, 2017; and

•	Operating cash flow was $1.1 million for the nine months ended September 30, 2018 compared to $(2.2) million for the nine months ended September 30, 2017.
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

•
Product Offering Expansion. As online shopping evolves, we continue to expand our product offerings to reflect the needs of companies seeking to attract consumers. In 2017, we expanded our research and development capabilities with new talent through organic growth, an acquisition and expanding our operations overseas with the opening of a new research and development facility in Madrid, Spain. In 2018, we continued to enhance our product offering by increasing online shopping marketplace channel integrations, including first-party retail programs, and improving our analytics capabilities and fulfillment features.

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

•
Focus on Employees. We strive to provide competitive compensation and benefits programs to help attract and retain employees who are focused on facilitating the success of our customers. We increased headcount by 5.7% from September 30, 2017 to September 30, 2018 to help drive revenue growth and support our overall operations.

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

OPPORTUNITIES AND RISKS

•
Dynamic E-commerce Landscape. We need to continue to innovate in the face of a rapidly changing e-commerce landscape if we are to remain competitive. We also need to effectively manage our growth, especially related to our international expansion.

•
Brands and Retailers. As consumer preferences potentially shift away from smaller retailers, we need to continue to add brands and large retailers as profitable customers. These customers generally pay a lower percentage of GMV as fees to us based on the relatively higher volume of their GMV processed through our platform. To help drive our future growth, we have made significant investments in our sales force and allocated resources focused on growing our customer base of brands and large retailers. We continue to focus our efforts on increasing value for our customers to support higher rates.

•
Strategic Partnerships. Our business development team’s mission is to expand our sales and market opportunities through strategic partner relationships. We plan to continue to invest in initiatives to expand our strategic partnership base to further enhance our offerings for brands and retailers.

•
Increasing Complexity of E-commerce. Although e-commerce continues to expand as brands and retailers continue to increase their online sales, it is also becoming more complex due to the hundreds of channels available to brands and retailers and the rapid pace of change and innovation across those channels. In order to gain consumers’ attention in a more crowded and competitive online marketplace, an increasing number of brands and many retailers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of brands and large online retailers. As a result, we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth. As of September 30, 2018, we supported 111 marketplaces.

•
Global Growth in E-commerce. We believe the growth in e-commerce globally presents an opportunity for brands and retailers to engage in international sales. However, country-specific marketplaces are often the market share leaders in their regions, as is the case for Alibaba in Asia. In order to help our customers capitalize on this potential market opportunity, and to address our customers’ needs with respect to cross-border trade, we intend to continue to invest in our international operations, particularly in the Asia-Pacific region. Doing business overseas involves substantial challenges, including management attention and resources needed to adapt to multiple languages, cultures, laws and commercial infrastructure, as further described in this report under the caption "Risks Related to our International Operations."

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
The number of customers decreased during the third quarter of 2018 compared to the third quarter of 2017. We continue our focus on obtaining brands and large retailers as customers, which may represent a smaller number of total customers, but a potentially larger source of predictable or sustainable recurring revenue.

Adjusted EBITDA represents our earnings before interest expense, income tax expense and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item, and for the nine months ended September 30, 2017, a one-time charge of $2.5 million for VDAs related to sales taxes (refer to Note 5, "Commitments," to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information regarding this one-time charge). Adjusted EBITDA for the three and nine months ended September 30, 2018 was favorably impacted by our adoption of ASC 606 due to our capitalization of contract costs that had been expensed as incurred in periods prior to January 1, 2018. We believe that adjusted EBITDA provides useful information to management and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner that we do. Please refer to "Adjusted EBITDA" below for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most comparable U.S. GAAP measurement.

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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not reflect interest or income tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net (loss) income and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(2,287)	$(4,055)	$(8,208)	$(16,096)
Adjustments:
Interest (income) expense, net	(120)	(67)	(351)	(149)
Income tax expense	188	37	435	209
Depreciation and amortization expense	1,550	1,605	4,509	5,041
Total adjustments	1,618	1,575	4,593	5,101
EBITDA	(669)	(2,480)	(3,615)	(10,995)
Stock-based compensation expense	2,974	2,840	8,023	9,132
One-time charge for VDAs related to sales taxes	—	—	—	2,539
Adjusted EBITDA	$2,305	$360	$4,408	$676

RESULTS OF OPERATIONS

The following tables set forth our condensed consolidated statement of operations data and such data expressed as a percentage of revenues for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,		Period-to-Period Change		Period-to-Period Change
	2018	2017	2018	2017	Q3 2018 to Q3 2017		YTD 2018 to YTD 2017
(dollars in thousands)
Revenue	$32,324	$30,097	$96,429	$88,430	$2,227	7.4%	$7,999	9.0%
Cost of revenue (1)	7,606	7,309	21,934	22,149	297	4.1	(215)	(1.0)
Gross profit	24,718	22,788	74,495	66,281	1,930	8.5	8,214	12.4
Operating expenses:
Sales and marketing (1)	14,921	14,805	45,785	44,993	116	0.8	792	1.8
Research and development	5,350	5,760	16,989	15,878	(410)	(7.1)	1,111	7.0
General and administrative	6,688	6,344	19,847	21,552	344	5.4	(1,705)	(7.9)
Total operating expenses	26,959	26,909	82,621	82,423	50	0.2	198	0.2
Loss from operations	(2,241)	(4,121)	(8,126)	(16,142)	1,880	(45.6)	8,016	(49.7)
Other income (expense):
Interest income (expense), net	120	67	351	149	53	79.1	202	*
Other income (expense), net	22	36	2	106	(14)	(38.9)	(104)	(98.1)
Total other income (expense)	142	103	353	255	39	37.9	98	38.4
Loss before income taxes	(2,099)	(4,018)	(7,773)	(15,887)	1,919	(47.8)	8,114	(51.1)
Income tax expense	188	37	435	209	151	*	226	*
Net loss	$(2,287)	$(4,055)	$(8,208)	$(16,096)	$1,768	(43.6)%	$7,888	(49.0)%
* Not meaningful

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	23.5	24.3	22.7	25.0
Gross profit	76.5	75.7	77.3	75.0
Operating expenses:
Sales and marketing (1)	46.2	49.2	47.5	50.9
Research and development	16.6	19.1	17.6	18.0
General and administrative	20.7	21.1	20.6	24.4
Total operating expenses	83.4	89.4	85.7	93.2
Loss from operations	(6.9)	(13.7)	(8.4)	(18.3)
Other income (expense):
Interest income (expense), net	0.4	0.2	0.4	0.2
Other income (expense), net	0.1	0.1	0.0	0.1
Total other income (expense)	0.4	0.3	0.4	0.3
Loss before income taxes	(6.5)	(13.4)	(8.1)	(18.0)
Income tax expense	0.6	0.1	0.5	0.2
Net loss	(7.1)%	(13.5)%	(8.5)%	(18.2)%
(1) Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on our reported operating loss or net loss for the period. Refer to Note 2, "Significant Accounting Policies," to our condensed consolidated financial statements included in this report for further detail.
Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue (1)	$919	$949	$2,671	$3,099
Sales and marketing (1)	224	267	658	771
Research and development	92	102	280	324
General and administrative	315	287	900	847
Total depreciation and amortization expense	$1,550	$1,605	$4,509	$5,041
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

Comparison of Q3 2018 to Q3 2017
Revenue increased by 7.4%, or $2.2 million, to $32.3 million for the three months ended September 30, 2018 compared with $30.1 million for the prior year period primarily due to an increase in the average revenue per customer.
On a trailing three-month basis, average revenue per customer increased by 9.9% to $11,472 for the three months ended September 30, 2018 compared with $10,441 for the three months ended September 30, 2017. The increase in the average revenue per customer was primarily driven by the growth of revenue derived from our marketplaces solution. This growth was largely attributable to an overall increase in transaction volume and, to a lesser extent, to modest overall increases in the percentage fees assessed on the fixed and variable portions of GMV under our contractual arrangements with some of our customers during the period. Because we generally enter into annual contracts with our customers, we may renegotiate either or both of the fixed and variable components of the pricing structure of a customer’s contract each year. In addition, the increase in average revenue per customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they generate a higher amount of GMV from which we derive revenue and, in some cases, they may subscribe to additional modules on our platform, thereby increasing our subscription revenue.
Comparison of YTD 2018 to YTD 2017
Revenue increased by 9.0%, or $8.0 million, to $96.4 million for the nine months ended September 30, 2018 compared with $88.4 million for the prior year period primarily due to an increase in the average revenue per customer.
On a trailing nine-month basis, average revenue per customer increased 10.9% to $34,034 for the nine months ended September 30, 2018 compared with $30,677 for the nine months ended September 30, 2017. The increase in average revenue per customer was primarily driven by the growth of revenue derived from our marketplaces solution.
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
Comparison of Q3 2018 to Q3 2017
Cost of revenue increased by 4.1%, or $0.3 million, to $7.6 million for the three months ended September 30, 2018 compared with $7.3 million for the prior year period. The change was comprised primarily of an increase in compensation and employee-related costs due to an increase in headcount in the 2018 period compared to the 2017 period.
Comparison of YTD 2018 to YTD 2017
Cost of revenue decreased by 1.0%, or $0.2 million, to $21.9 million for the nine months ended September 30, 2018 compared with $22.1 million for the prior year period. The change was comprised primarily of a decrease in stock-based compensation expense due to the timing of equity award grants and the vesting of such awards.

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
Comparison of Q3 2018 to Q3 2017

Sales and marketing expense increased by 0.8%, or $0.1 million, to $14.9 million for the three months ended September 30, 2018 compared with $14.8 million for the prior year period. The change was comprised of increases (decreases) of:

•	$1.8 million in compensation and employee-related costs, mainly due to additional headcount to support our sales and marketing organization to continue to grow our business; and

•	$0.1 million in marketing and advertising expenses, promotional event programs and travel costs to support expanding marketing activities; partially offset by

•
$(1.8) million due to the deferral of sales commissions and a portion of other incentive compensation, referred to collectively as contract costs, which were expensed as incurred prior to our adoption of ASC 606 at the beginning of 2018.

Comparison of YTD 2018 to YTD 2017

Sales and marketing expense increased by 1.8%, or $0.8 million, to $45.8 million for the nine months ended September 30, 2018 compared with $45.0 million for the prior year period. The change was comprised of increases (decreases) of:

•	$5.8 million in compensation and employee-related costs, mainly due to additional headcount to support our sales and marketing organization to continue to grow our business; and

•	$0.3 million in marketing and advertising expenses, promotional event programs and travel costs to support expanding marketing activities; partially offset by

•	$(5.4) million due to the deferral of contract costs, which were expensed as incurred prior to our adoption of ASC 606 at the beginning of 2018.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of:

•	Salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation;

•	Costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology; and

•	Consulting expenses.

Comparison of Q3 2018 to Q3 2017
Research and development expense decreased by 7.1%, or $0.4 million, to $5.4 million for the three months ended September 30, 2018 compared with $5.8 million for the prior year period. The change was comprised primarily of a decrease in compensation and employee-related costs, mainly due to an increase in capitalized employee-related costs attributable to software development to support the enhancement of our product offerings.
Comparison of YTD 2018 to YTD 2017
Research and development expense increased by 7.0%, or $1.1 million, to $17.0 million for the nine months ended September 30, 2018 compared with $15.9 million for the prior year period. The change was comprised primarily of an increase in compensation and employee-related costs due to an increase in headcount gained with our acquisition of a fulfillment platform in the second quarter of 2017 and the expansion of our research and development function with the opening of our engineering office in Madrid, Spain in July 2017 to support our growth and the enhancement of our product offerings.
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
Comparison of Q3 2018 to Q3 2017
General and administrative expense increased by 5.4%, or $0.3 million, to $6.7 million for the three months ended September 30, 2018 compared with $6.3 million for the prior year period. The change was comprised primarily of an increase in compensation and employee-related costs, including stock-based compensation expense, mainly due to additional headcount.
Comparison of YTD 2018 to YTD 2017
General and administrative expense decreased by 7.9%, or $1.7 million, to $19.8 million for the nine months ended September 30, 2018 compared with $21.6 million for the prior year period. The change was comprised primarily of (decreases) increases of:

•	$(2.5) million for the one-time charge during 2017 in connection with entering into VDAs related to sales taxes with certain jurisdictions and settlement of a sales tax audit; partially offset by

•
$0.5 million in professional fees, including placement and contractor services, to facilitate the support and growth of our operations, and accounting services in connection with the assessment of the effectiveness of our internal controls over financial reporting.

GROSS AND OPERATING MARGINS

Comparison of Q3 2018 to Q3 2017
Gross margin improved by 80 basis points to 76.5% during the three months ended September 30, 2018 compared with 75.7% for the prior year period as a result of the increase in revenue at a greater rate of growth than cost of revenue. Our improved gross margin was a result of our continuing strategic efforts to scale our business operations.
Operating margin improved by 680 basis points to (6.9)% during the three months ended September 30, 2018 compared with (13.7)% for the prior year period due to our 7.4% increase in revenue, which exceeded the growth in cost of revenue and operating expenses which grew at rates of 4.1% and 0.2%, respectively.
Operating margin for the three months ended September 30, 2018 was also favorably impacted by our adoption of ASC 606 due to our capitalization of contract costs that had been expensed as incurred in periods prior to January 1, 2018. Operating margin for the three months ended September 30, 2018 would have been (12.4)% had we not adopted ASC 606. Refer to Note 6, "Revenue from Contracts with Customers," for additional information regarding the impact of adoption and revenue recognition under ASC 606 on our consolidated financial statements.
Comparison of YTD 2018 to YTD 2017
Gross margin improved by 230 basis points to 77.3% during the nine months ended September 30, 2018 compared with 75.0% for the prior year period as a result of the increase in revenue and decrease in cost of revenue noted above. Our improved gross margin was a result of our continuing strategic efforts to scale our business operations.
Operating margin improved by 990 basis points to (8.4)% during the nine months ended September 30, 2018 compared with (18.3)% for the prior year period due to our 9.0% increase in revenue along with a 1.0% decrease in cost of revenue, and increase in our operating expenses of 0.2%. Operating margin for the nine months ended September 30, 2018 was also favorably impacted by our adoption of ASC 606 due to our capitalization of contract costs that had been expensed as incurred in periods prior to January 1, 2018. Operating margin for the nine months ended September 30, 2018 would have been (14.0)% had we not adopted ASC 606.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Except for our adoption of ASC 606, during the nine months ended September 30, 2018, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K for fiscal 2017. Refer to Note 6, "Revenue from Contracts with Customers," to our condensed consolidated financial statements included in this report for a description of changes to our revenue recognition and contract costs accounting policies as a result of our adoption of ASC 606 as of January 1, 2018.
Recent Accounting Pronouncements
Refer to Note 2, "Significant Accounting Policies," to our condensed consolidated financial statements included in this report for a full description of recent accounting pronouncements.
LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and our existing cash balances will be sufficient to meet our cash requirements for at least the next twelve months.
CASH FLOWS
Free Cash Flow
We view free cash flow as an important financial metric as it demonstrates our ability to generate cash and can allow us to pursue opportunities that enhance shareholder value. Free cash flow is a non-U.S. GAAP financial measure that should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. GAAP. The following table presents a reconciliation of cash provided by operating activities, the most directly comparable U.S. GAAP measure, to free cash flow for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents provided by (used in) operating activities	$1,102	$(2,204)
Less: Purchases of property and equipment	(1,586)	(2,427)
Free cash flow	$(484)	$(4,631)
Free cash flow increased by $4.1 million to $(0.5) million for the nine months ended September 30, 2018 compared with $(4.6) million for the prior year period. The increase in free cash flow was primarily a result of revenue growth, improved cash collections and stable operating expenses, as well as a decrease in purchases of property and equipment due to completion of facilities projects initiated in 2017. Further analysis on the components of free cash flow is provided below.
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
YTD 2018
Operating Activities
Our cash provided by operating activities consisted of a net loss of $8.2 million adjusted for certain non-cash items totaling $13.3 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, principally the amortization of a lease incentive obligation related to our corporate headquarters.
The net decrease in cash resulting from changes in assets and liabilities of $(4.0) million primarily consisted of:

•
an $11.2 million decrease in accounts payable and accrued expenses driven by the timing of payments to our vendors, payments for certain customer arrangements for which we collect and remit monthly activity-based fees incurred for specific channels on behalf of our customers ("agency of record") and a $1.0 million payment in 2018 to settle a sales tax audit;

•
a $5.3 million increase in deferred contract costs as a result of our adoption of ASC 606 (sales commissions and a portion of other incentive compensation are now deferred and amortized to expense over the expected period of benefit); and

•
a $2.5 million net decrease in deferred revenue as a result of our adoption of ASC 606 and the timing of revenue recognition for managed-service contracts (we now recognize revenue for subscription and implementation fees ratably, beginning on the launch date, through the term of the contract). These decreases in cash were offset by increases in cash due to

•
a $10.6 million decrease in prepaid expenses and other assets, primarily related to agency of record receipts (we record the amounts due from customers as a result of these arrangements as other receivables); and

•	a $4.5 million decrease in accounts receivable as a result of increased cash collections during the period.

Investing Activities
Our cash used in investing activities consisted of:

•	$1.6 million of capital expenditures primarily related to the purchase of computer equipment; and

•	$0.6 million of capitalized internal-use software development costs.
Financing Activities
Our cash used in financing activities consisted of:

•	$2.1 million used for the repayment of capital leases; and

•	$2.1 million used for the payment of taxes related to the net-share settlement of restricted stock units; partially offset by

•	$1.1 million in cash received upon the exercise of stock options.
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
The net decrease in cash resulting from changes in assets and liabilities of $(0.1) million primarily consisted of:

•	a $1.7 million increase in accounts receivable as a result of increased revenue and customer growth;

•
a $1.4 million increase in prepaid expenses and other assets, primarily related to agency of record receipts (we record the amounts due from customers as a result of these arrangements as other receivables); and

•
a $0.1 million net decrease in accounts payable and accrued expenses that is a result of a decrease in accounts payable of $1.2 million, driven by the timing of payments to our vendors during the period, partially offset by a $1.1 million increase in accrued expenses primarily attributable to the balance of a one-time charge in connection with entering into VDAs related to sales taxes. These decreases in cash were partially offset by an increase in cash due to

•	a $3.0 million increase in deferred revenue as a result of an increased number of customers prepaying for subscription services invoiced on a semi-annual and annual basis.
Investing Activities
Our cash used in investing activities consisted of:

•	$2.4 million of capital expenditures primarily related to the purchase of computer equipment;

•	$2.2 million for the acquisition of a fulfillment platform, net of cash acquired; and

•	$0.2 million of capitalized internal-use software development costs.
Financing Activities
Our cash used in financing activities consisted of:

•	$2.6 million used for the payment of taxes related to the net-share settlement of restricted stock units; and

•	$2.6 million used for the repayment of capital leases; partially offset by

•	$0.6 million in cash received upon the exercise of stock options.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission, or SEC, Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the nine months ended September 30, 2018, there were no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for fiscal 2017.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Controls Over Financial Reporting
Except for the continued implementation of certain internal controls related to our adoption of ASC 606, there have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure that we properly assessed the impact of ASC 606 on our IT systems and financial statements to facilitate our adoption of the standard effective as of January 1, 2018.

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
We incurred net losses of $8.2 million and $16.6 million during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively, and we had an accumulated deficit of $180.8 million as of September 30, 2018. It is possible that our operating expenses will increase in the foreseeable future as we invest in increased sales and marketing and research and development efforts. To achieve profitability, we will need to either increase our revenue sufficiently to offset increasing expenses or reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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
The e-commerce market is characterized by rapid technological change and frequent changes in rules, specifications and other requirements for brands and retailers to be able to sell their merchandise on particular channels, as well as developments in technologies that can impede the display and tracking of advertisements. Our ability to retain existing customers and attract new customers depends in large part on our ability to enhance and improve our existing solutions and introduce new solutions that can adapt quickly to these technological changes. To achieve market acceptance for our solutions, we must effectively anticipate and offer solutions that meet frequently changing channel requirements in a timely manner. If our solutions fail to do so, our ability to renew our contracts with existing customers and our ability to create or increase demand for our solutions will be impaired.

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
A number of competitive factors could cause us to lose potential sales or to sell our solutions at lower prices or at reduced margins, including:

•	Potential customers may choose to continue using or to develop applications in-house, rather than pay for our solutions;

•	The channels themselves, which typically offer software tools, often for free, that allow brands and retailers to connect to them, may decide to compete more vigorously with us;

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

If the e-commerce industry consolidates around a limited number of online channels, or if the complexities and challenges faced by brands and retailers seeking to sell online otherwise diminish, demand for our solutions could decline.
Our solutions enable brands and retailers to manage their merchandise sales through hundreds of disparate online channels. One of the key attractions of our solutions to brands and retailers is the ability to help address the complexity and fragmentation of selling online. Although the number and variety of online channels available to brands and retailers have been increasing, at the same time the share of online sales made through a small number of larger channels, particularly Amazon, has also been increasing. If the trend toward consolidation around a few large online channels accelerates, the difficulties faced by brands and retailers could decline, which might make our solutions less important to brands and retailers and could cause demand for our solutions to decline.
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
Our customers are brands and retailers that typically realize a significant portion of their online sales in the fourth quarter of each year during the holiday season. As a result of this seasonal variation, our subscription revenue fluctuates, with the variable portion of our subscription fees being higher in the fourth quarter than in other quarters and with revenue generally declining in the first quarter sequentially from the fourth quarter. Our business is therefore not necessarily comparable on a sequential quarter-over-quarter basis and you should not rely solely on quarterly comparisons to analyze our growth.
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
State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our platform in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. As described in this report, we previously entered into voluntary disclosure agreements, or VDAs, with certain jurisdictions and recorded a $2.5 million one-time charge in general and administrative expense for the nine months ended September 30, 2017. Through September 30, 2018, we paid an aggregate of $2.5 million under the terms of completed VDAs, and to settle with one jurisdiction that had rejected our VDA application and conducted a sales tax audit. We do not currently have any unresolved VDA applications or ongoing sales tax audits, though any successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.
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
In April 2016, the European Union adopted a new General Data Protection Regulation (or GDPR), to unify data protection within the European Union under a single law, which may result in significantly greater compliance burdens and costs for companies with customers or operations in the European Union. The GDPR creates a range of new compliance obligations and increases financial penalties for non-compliance, and extends the scope of the European Union data protection law to all companies processing personal data of European Union residents, regardless of the company’s location. The GDPR went into effect on May 25, 2018. While we do not currently believe the GDPR has a material effect on our business, we will continue to monitor regulation and enforcement under this new law.
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
Global economic conditions could materially adversely impact demand for our solutions.
Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our solutions in response to tighter credit, unemployment, negative financial news or declines in income or asset values and other macroeconomic factors, any of which could have a material negative effect on demand for our solutions and, accordingly, on our business, results of operations or financial condition. For example, the United States has recently imposed increased tariffs on certain imports from China and has expressed a willingness for further tariffs on goods imported from China. Any economic uncertainty caused by the United States tariffs imposed on goods from China, among other potential countries, and any retaliatory counter-measures imposed by countries subject to such tariffs, could have a negative impact on consumer spending for discretionary items, which in turn could hurt our brand and retailer customers in a manner that might cause them to spend less on our solutions. Any such outcome could impair our revenues and results of operations.
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

•
tariffs, customs, trade sanctions, trade embargoes and other barriers to importing or exporting materials and products in a cost-effective and timely manner, or changes in applicable tariffs or customs rules;

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
We have received patent protection for some of our technologies and are seeking patent protection for other of our technologies but there can be no assurance that any patents will ultimately be issued. We have registered domain names, trademarks and service marks in the United States and in jurisdictions outside the United States and are also pursuing additional registrations. Effective trade secret, copyright, trademark, domain name and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.
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
While we anticipate that our existing cash, together with our cash flow from operations, will be sufficient to fund our operations for at least the next twelve months, we may need to raise additional capital to fund operations in the future or to meet various objectives, including developing future technologies and services, increasing working capital, acquiring businesses and responding to competitive pressures. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of our business strategy, including potential additional acquisitions or development of new technologies.

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

CHANNELADVISOR CORPORATION

Date:	November 8, 2018	By:	/s/ Mark E. Cook
Mark E. Cook
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)