Form 10-K
period 2018-12-31
CHANNELADVISOR CORP
filed 2019-02-13
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 001-35940
CHANNELADVISOR CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	56-2257867
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3025 Carrington Mill Boulevard Morrisville, NC	27560
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (919) 228-4700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_____________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes     ☒   No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes     ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒  Yes     ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

The aggregate market value of ChannelAdvisor Corporation voting and non-voting common equity held by non-affiliates as of June 29, 2018 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $14.05 as reported on the New York Stock Exchange on that date was $363,889,029.
At February 1, 2019, 27,347,115 shares of ChannelAdvisor Corporation Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. "Business," Part I, Item 1A. "Risk Factors," and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words "may," "might," "will," "could," "would," "should," "expect," "intend," "plan," "objective," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue" and "ongoing," or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

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

PART I

ITEM 1. BUSINESS

OVERVIEW
We are a leading provider of software-as-a-service, or SaaS, solutions and our mission is to connect and optimize the world's commerce. Our proprietary e-commerce cloud platform, which is accessed through a standard web browser, helps brands and retailers worldwide improve their online performance by expanding sales channels, connecting with consumers around the world, optimizing their operations for peak performance and providing actionable analytics to improve competitiveness. More specifically, our suite of solutions allows our customers to manage their product listings, inventory availability, pricing optimization, search terms, orders and fulfillment, and other critical functions across these channels. Our customers utilize our platform to connect with new and existing sources of demand for their products through channels such as Amazon, eBay, Facebook, Google and Walmart. Our fulfillment solution makes it easier for customers to connect to their supply chain, which could include distributors, manufacturers and third-party logistics providers. We also offer solutions that allow brands to send their web visitors or digital marketing audiences directly to authorized resellers and to gain insight into consumer behavior. Overall, our platform delivers significant breadth, scalability and flexibility and in 2018, our customers processed approximately $10 billion in gross merchandise value ("GMV") through our platform.
We serve customers across a wide range of industries and geographies. Our customers include the online businesses of brands and retailers, as well as advertising agencies that use our solutions on behalf of their clients.
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
While these e-commerce growth drivers create significant opportunity for brands and retailers, they also create additional complexity and challenges. Brands and retailers seeking new avenues to expand their online sales must manage product data and transactions across hundreds of highly fragmented online channels where data attributes vary, requirements change frequently and the pace of innovation is rapid and increasing. Speed of order fulfillment is becoming increasingly strategic to winning consumers' business. There are a significant number of possible fulfillment locations around the world, each with different technological capability and communication requirements.
We address these challenges by offering brands and retailers SaaS solutions that enable them to integrate, manage and optimize their merchandise sales across these disparate online channels. In addition, we facilitate improved collaboration between brands and their authorized resellers through solutions that deliver high value leads from brands to those resellers. We generate the majority of our revenue from our customers' access to and usage of our SaaS solutions, which are organized into modules. Each module integrates with a particular type of channel, such as third-party marketplaces, digital marketing websites and authorized reseller websites. Using our solutions, customers can:
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
•efficiently manage, evaluate and optimize customer traffic to their own e-commerce websites;
•connect to fulfillment and logistics providers on a global scale;
•more easily sell into new geographic territories worldwide;

•	provide a seamless consumer journey from brand websites and digital marketing campaigns to the e-commerce sites and physical stores of authorized resellers;

•	reduce dependence on in-house information technology staff and avoid significant up-front capital expenses; and

•	access in real-time the latest product and software upgrades that we regularly release on our SaaS platform to keep up with the rapid pace of change and innovation in the market.
We derive our revenue primarily from subscription fees paid to us by our customers for access to and usage of our SaaS solutions for a specified contract term, which is usually one year. The majority of our subscription fee is based on the amount of a customer's GMV processed on our platform. Our subscription fee may also be based on the amount of advertising spend processed on our platform. A portion of the GMV-based or advertising spend-based subscription fee is typically fixed and is based on a specified minimum amount of GMV or advertising spend that a customer expects to process through our platform. The remaining portion of GMV-based or advertising spend-based subscription fee is typically variable and is based on a specified percentage of GMV or advertising spend processed through our platform that exceeded the customer's specified minimum GMV or advertising spend amount. We believe that our subscription fee pricing model aligns our interests with those of our customers. We also receive implementation fees, which may include fees for providing launch assistance and training.
INDUSTRY BACKGROUND
Increasing complexity and fragmentation for brands and retailers selling online
E-commerce is a large and global market that continues to expand as brands and retailers continue to increase their online sales. However, it is also an increasingly complex and fragmented market due to the hundreds of channels available to brands and retailers and the rapid pace of change and innovation across those channels. Historically, a brand or retailer might have simply established an online storefront and used a basic paid search program to drive traffic to its website. Today, in order to gain consumers' attention in a more crowded and competitive online marketplace, an increasing number of brands and many retailers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In addition, brands and retailers often seek to sell their products in multiple countries, each with its own local consumer preferences and behaviors.
Several significant trends have contributed to this increasing complexity and fragmentation, including:

•
Emergence and growth of online third-party marketplaces.    Third-party marketplaces, which are marketplaces that aggregate many sellers, are an increasingly important driver of growth for a number of large online retailers. Some of these marketplaces, such as Amazon, offer products from their own inventory, known as first-party products, as well as products sold by others, known as third-party products; other marketplaces, such as eBay, offer only third-party products. In addition, several of the largest traditional brick-and-mortar retailers, including Albertsons, Urban Outfitters and Walmart, have incorporated third-party marketplaces into their online storefronts, allowing other brands and retailers to market their products to consumers they might not otherwise reach.

•
Mainstream adoption of mobile devices for e-commerce.    Mobile internet-enabled devices, such as smartphones and tablets, enable new consumer shopping behaviors, such as in-store barcode scanning to find online promotions, better pricing or alternative products. While benefiting consumers by increasing the transparency and accessibility of e-commerce, the proliferation of mobile devices and mobile commerce requires brands and retailers to build additional device-specific optimization and functionality into their websites, increasing the complexity of managing their online presences.

•
Growth of additional online consumer touch points.    As consumers have moved more of their shopping and product discovery online, search engines, social networks and certain comparison shopping sites such as Google Shopping, as well as brand websites, have emerged as key influencers and important points of product research for consumers making purchase decisions.

•
Expansion of the global e-commerce ecosystem.    The increasingly global e-commerce ecosystem presents opportunities for brands and retailers to extend their online presence through country- or region-specific marketplaces, such as Alibaba in Asia. Conversely, the growth of marketplaces such as Amazon into new countries is driving selling opportunities for brands and retailers to sell to a broader, global audience.

•
Widespread use of social networking and commerce applications.    The rapid growth of social networking and commerce applications provides a valuable channel through which brands and retailers can connect to consumers.

•
Increase in brands' participation in direct-to-consumer e-commerce. With the rise of Amazon and the struggles of some traditional retail partners, more brands are exploring or participating in direct-to-consumer online sales using their own websites and/or third-party marketplaces. The shift to direct-to-consumer online sales is forcing brands to enhance their logistics and fulfillment capabilities compared to the traditional brick-and-mortar retail model. However, because those traditional retail partners still represent a majority of revenue for brands, many brands desire solutions that allow collaboration with those partners in addition to direct-to-consumer solutions.

Challenges with alternative e-commerce solutions
The fragmentation and increasing complexity of e-commerce channels are placing greater demands on brands and retailers that seek to grow their online sales. These brands and retailers require solutions that will enable them to easily integrate their product offerings and inventory across multiple online channels. Traditional solutions, however, typically suffer from several limitations, including the following:

•
In-house solutions are costly and may be slow to adapt to industry change and innovation.    To maintain pace with the speed of change and innovation of online channels, brands and retailers that rely on in-house capabilities are required to invest in and maintain significant technological infrastructure, human resources and industry relationships. Successful in-house solutions may typically require longer periods of setup time, substantial up-front capital expenditures and significant ongoing maintenance expense.

•
Point solutions are limited in functionality and channels supported.    There are numerous narrowly tailored, or point, solutions available for brands and retailers to help them manage single online channels or a single category of channels, but these point solutions often do not address the needs of brands and retailers seeking to manage pricing and inventory across multiple channels through a single, unified platform.

•
Solutions provided by the channels are not aligned with customers' broader online goals.    Most online channels offer their own solutions that help brands and retailers connect with their specific channel and provide basic inventory control and data reporting functionality. By their very nature, however, these solutions are not channel independent and cannot help customers coordinate or optimize their online sales across the multiple online avenues available to them. As with point solutions, brands and retailers must work with disparate third-party providers to connect with a broad array of channels, which requires significant time and costs.

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
We believe our suite of solutions offers the following key benefits for our customers:

•
Single, fully integrated solution.    Through our SaaS platform, we provide our platform customers with a single web-based interface as the central location for them to control, analyze and manage their online sales across hundreds of available channels and multiple geographies. This unified view enables our customers to more cost-effectively manage product listings, inventory availability, pricing optimization, fulfillment, search terms, data analytics and other critical functions across channels based on the customer's specified rules and performance metrics in order to drive traffic and increase revenue.

•
Reduced integration costs, time to market and dependence on in-house resources.     Customers can more easily and quickly introduce their products, both to channels on which they already have a presence and to new channels, without the costs related to installing and maintaining their own hardware and software infrastructure. A customer's initial installation and integration of our solutions can often be completed in less than two months, with additional modules of our software generally available immediately without incurring significant additional resources to integrate. We manage and host our solutions on behalf of our customers, thereby reducing the customer's cost and dependency on dedicated IT staff or on-premises systems.

•
Scalable technology platform.    In 2018, our customers processed approximately $10 billion in GMV through our platform. The scalability of our platform allows us to quickly and efficiently support an increasing number of product listings and transactions processed through our platform as we add new customers, integrate new channels and accommodate seasonal surges in consumer demand.

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

•
Data and reporting analytics.    Through our data and reporting analytics, we provide our customers with insight into the latest channel and consumer trends and general product performance. Our dashboards highlight sales trends, top performing products, seller reputation and repricing activity, among other key performance indicators, and alert customers to issues and errors in product listings. These capabilities provide actionable insights that allow customers to evaluate and, if necessary, improve the efficiency of their business rules on existing or new channels. Additionally, our solution provides brands with insights about online assortment, product coverage gaps, pricing trends and adherence by their retailers to content guidelines.

We offer our platform customers the choice of self-service accounts or managed-service accounts. Self-service customers operate our software themselves, while managed-service customers generally outsource most or all of the management of one or more channels to our professional services team, which then operates our software on the customer's behalf based on the customer's instructions.

OUR PRODUCTS
The ChannelAdvisor Platform
We automate the workflow through which brands and retailers manage their sales through online channels. Our suite of solutions includes the following key capabilities:

•
Product catalog, inventory and order management.    We provide a platform for our customers to upload and modify their product catalog data, monitor inventory stock levels and create a single inventory feed that serves multiple available online channels. Managing inventory and order data is the foundation for much of the customer activity on our platform. We offer a variety of ways for customers to enter and modify product data, including through a sophisticated user interface, file exchange and application programming interfaces, or APIs. Our platform is capable of scaling to support thousands of customers during critical selling periods, such as the year-end holiday season. The flexibility of the system allows each customer to customize the product catalog data specific to its products, such as size, color, height and width, and to vary the format of the data to meet the specific requirements of each channel. Our platform provides various features that allow a customer to list products on multiple channels while mitigating the risk of overselling. These features include the ability to allocate inventory across channels, set buffer quantities to avoid overselling and receive automatic updates based on changes to the customer's inventory.

•
Product matching.    Once inventory is loaded into the platform, we provide features that improve our customer's ability to successfully list its products on the various channels. Depending on the needs of the particular channel, we are able to pre-validate the customer's data and formats before sending them to the channel, reducing errors caused by poor data quality and thus reducing the time it takes to list products on that channel. On some channels, we employ advanced product-matching algorithms that are designed to accurately place the customer's product offerings within the channel's product classification taxonomy.

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

•
Advertising management. Our platform provides customers the ability to create, manage and evaluate advertising across multiple channels. Advertising formats, which can vary and often change, are associated with numerous channels including search engines, social networks and marketplaces. By providing a unified platform to manage advertising, our customers are able to manage advertisements across a large number of channels more efficiently. Additionally, features such as an automated bid manager provide automation that updates bids based on the customer's goals and performance.

•
Fulfillment. Our platform supports fulfillment and logistics capabilities that automate order management for our customers by connecting online storefronts and marketplaces to distribution, fulfillment and logistics providers around the globe. Our fulfillment features include automated inventory updates, cost updates and shipment notifications, automated product mapping, the ability to optimize how an order is fulfilled based on the preferences of our customers and the availability of products at different fulfillment locations, and shipping label generation. Our platform also provides valuable analytics for fulfillment performance such as average fulfillment time by fulfillment vendor. Our fulfillment capabilities are enhanced by strategic partnerships with leading players in logistics and fulfillment, including DHL, FedEx and Pitney Bowes. These capabilities are available in a single, unified experience.

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

Individual Modules
We offer our software suite to customers through a series of modules. Generally, each of our modules is priced individually and is integrated with our platform's underlying inventory management system, templates, rules and reporting systems. The primary modules we offer are:

•
Marketplaces.    Our Marketplaces module connects customers to third-party marketplaces including Amazon, Catch, eBay, Google, Jet.com, Newegg, Overstock.com, TradeMe, Walmart and Zalando. Our standardized integration API, which we refer to as Access ChannelAdvisor, allows additional e-commerce channels to integrate with our platform requiring less support on launch, which we believe will result in a broader array of channels available to our customers. In addition, our platform provides our customers with access to advertising programs and advanced competitive features on major marketplaces to allow them to compete more effectively. As of December 31, 2018, we supported 118 marketplaces and a dozen first-party connections (first-party connections enable our customers to sell their products directly to the marketplace, which then sells the products to the consumer).

•
Digital Marketing. Our Digital Marketing module connects customers to comparison shopping websites such as Google Shopping and Shopzilla, allows customers to advertise products on search engines such as Google and Microsoft's Bing, connects customers to social commerce sites such as Facebook, Instagram and Pinterest and supports advertising programs on some marketplaces such as Amazon and eBay. Our Digital Marketing module also allows customers to generate and send customized product data feeds to their partners, such as affiliate networks, retargeting vendors, personalization vendors and product review platforms.

•
Where to Buy. Our Where to Buy solution allows brands to provide their web visitors or digital marketing audiences with up-to-date information about the authorized resellers that carry their products and the availability of those products online, as well as the ability to identify offline retailers that generally carry those products. This provides consumers with an easier path to purchase from an authorized reseller of their choice. The solution improves the consumer experience and helps brands gain a better understanding of consumer behavior through detailed data about the flow of traffic between the brand and retailer.

•
Product Intelligence. Our Product Intelligence solution provides brands with insights about online assortment, product coverage gaps, pricing trends and adherence by their retailers to content guidelines.

OUR CUSTOMERS
As of December 31, 2018, we had 2,833 customers worldwide, including brand and retail customers across many consumer product categories. For the year ended December 31, 2018, our ten largest customers in the aggregate accounted for 7.0% of our total revenue. No single customer accounted for more than 1.5% of our total revenue during the year ended December 31, 2018.

OUR TECHNOLOGY PLATFORM
We have developed our proprietary technology platform with a focus on delivering industry-leading breadth, scalability, reliability and flexibility. Our platform has always been cloud-based and SaaS, with a single code base and multi-tenant software architecture. Because of this, there is no need for our customers to download, install or upgrade software.
We develop our software using rapid iterations through small, incremental changes that are continuously integrated into our code base. Incremental improvements are generally released daily, with more significant enhancements and capabilities communicated approximately every 90 days. Through our single code base and multi-tenant software architecture, our customers benefit from our new capabilities as soon as they are made available.
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
RESEARCH AND DEVELOPMENT
Our research and development efforts are focused on enhancing the architecture of our technology platform, creating additional functionality for our customers, enhancing our external developer APIs and maintaining and extending the various points of integration we have to the online channels we support. We incurred research and development costs of $22.4 million, $21.9 million and $17.7 million during the years ended December 31, 2018, 2017 and 2016, respectively. In 2018, we expanded our research and development capabilities with new talent through organic growth, and in 2017, we expanded our research and development capabilities with an acquisition and expanded our operations overseas with the opening of a new research and development facility in Madrid, Spain.
COMPETITION
The market for products that help brands and retailers reach online consumers is competitive. The competitive dynamics of our market are unpredictable because it is in an early stage of development, rapidly evolving, fragmented and subject to potential disruption by new technological innovations and the ability of channels to compete with us or make changes to which we need to rapidly adapt.
Several competitors provide solutions that compete with some of the capabilities of our platform, including those who provide software or services to connect brands and retailers with one or more online channels. We also compete with in-house solutions used by brands and retailers that elect to build and maintain their own proprietary integrations to online channels. In addition, we compete with the channels themselves, which typically offer software tools, often for free, allowing brands and retailers to connect to them.
We believe the principal competitive factors in our industry include:
•industry expertise and thought leadership;
•relationships with leading online channels;
•relationships with leading brands and retailers;
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
BACKLOG
Backlog represents the total committed subscription fees to be received under our customer contracts that have not yet been invoiced or recognized as revenue. As of December 31, 2018 and 2017, our backlog was approximately $73.9 million and $64.5 million, respectively.
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
In addition, in April 2016, the European Union adopted a new General Data Protection Regulation (or GDPR) to unify data protection within the European Union under a single law, which may result in significantly greater compliance burdens and costs for companies with customers and operations in the European Union. The GDPR introduced a number of privacy-related changes for companies operating in the European Union, including greater control for data subjects (e.g., the "right to be forgotten"), increased data portability for European Union consumers, data breach notification requirements and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the non-compliant company, whichever is greater, could be imposed for violations of certain of the GDPR's requirements. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. These laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR went into effect in May 2018.
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
In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues that could affect our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in customers and revenue. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before prospective buyers can interact with our customers. For example, we have had to work with our customers to comply with the Privacy and Electronic Communications (EC Directive) (Amendment) Regulations 2011 instituted by the United Kingdom, commonly referred to as the UK Cookie Law, which was designed to protect computer users from technologies identifying their computers and specified activities conducted on those computers without the users' consent. We use tracking technology to track purchases from our customers through our platform, in order to calculate variable subscription fees owed by our customers, among other things. Prohibiting or inhibiting such tracking could make it difficult or impossible to monitor our variable subscription fees. The interpretation and implementation of processes to comply with the UK Cookie Law continues to evolve, and we cannot predict how any new laws will apply to us or our business. Similar "do not track" legislative proposals have been considered in the United States at the federal level, although none have been enacted to date. If enacted, such legislative proposals could prohibit or restrict the use of certain technologies, including tracking technology.
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
EMPLOYEES
As of December 31, 2018, we had 730 employees, most of whom are located in the United States. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights. We consider our relationship with our employees to be good.
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
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information that we file electronically with the SEC. The address of the SEC's website is www.sec.gov.

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
We incurred net losses of $7.6 million and $16.6 million during the years ended December 31, 2018 and 2017, respectively, and we had an accumulated deficit of $180.2 million as of December 31, 2018. It is possible that our operating expenses will increase in the foreseeable future as we invest in increased sales and marketing and research and development efforts. To achieve profitability, we will need to either increase our revenue sufficiently to offset increasing expenses or reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
A significant portion of our revenue is attributable to sales by our customers on the Amazon and eBay marketplaces and through advertisements on Google. Our inability to continue to integrate our solutions with these channels would make our solutions less appealing to existing and potential new customers and could significantly reduce our revenue.
A substantial majority of the GMV that our customers process through our platform is derived from merchandise sold on the Amazon and eBay marketplaces or advertised on Google, and a similar portion of our variable subscription fees is attributable to sales by our customers through these channels. These channels, and the other channels with which our solutions are integrated, have no obligation to do business with us or to allow us access to their systems, and they may decide at any time and for any reason to significantly curtail or inhibit our ability to integrate our solutions with their channels. Additionally, Amazon, eBay or Google may decide to make significant changes to their respective business models, policies, systems or plans, and those changes could impair or inhibit our customers' ability to use our solutions to sell their products on those channels, or may adversely affect the volume of GMV that our customers can sell on those channels or reduce the desirability of selling on those channels. Further, Amazon, eBay or Google could decide to compete with us more vigorously. Any of these results could cause our customers to reevaluate the value of our products and services and potentially terminate their relationships with us and significantly reduce our revenue.
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
We sell our solutions pursuant to contractual arrangements that generally have one-year terms. Therefore, our revenue growth depends to a significant degree upon subscription renewals. Our customers have no obligation to renew their subscriptions after the subscription term expires, and these subscriptions may not be renewed or, if renewed, may not be renewed on the same or more favorable terms for us. We may not be able to accurately predict future trends in customer renewals, and our customers' renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our solutions, the cost of our solutions, the cost of solutions offered by our competitors and reductions in our customers' spending levels. If our customers do not renew their subscriptions, renew on less favorable terms or for fewer modules, or do not purchase additional modules, our revenue may grow more slowly than expected or decline, and our ability to become profitable may be compromised.

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
Software errors, defects or failures or human error could cause our solutions to oversell our customers' inventory or misprice their offerings or could cause other errors, which would hurt our reputation and reduce customer demand.
Complex software applications such as ours may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite our testing and testing by our customers, our current and future products may contain defects. Our customers rely on our solutions to automate the allocation of their inventory simultaneously across multiple online channels, as well as to ensure that their sales comply with the policies of each channel and sometimes to dynamically determine product pricing at any given moment. Some customers subscribe to our solutions on a managed-service basis, in which case our personnel operate our solutions on behalf of the customer. In the event that our solutions do not function properly, or if there is human error on the part of our service staff, errors could occur, including that our customers might inadvertently sell more inventory than they actually have in stock, make sales that violate channel policies or underprice or overprice their offerings. Overselling their inventory could force our customers to cancel orders at rates that violate channel policies. Underpricing would result in lost revenue to our customers and overpricing could result in lost sales. In addition, our pricing policies with our customers are largely based upon our customers' expectations of the levels of their GMV that will be processed through our platform over the term of their agreement with us, and errors in our software or human error could cause transactions to be incorrectly processed that would cause GMV to be in excess of our customers' specified minimum amounts, in which case our variable subscription fee-based revenue could be overstated. Any of these results or other errors could reduce demand for our solutions and hurt our business reputation. Customers could also seek recourse against us in these cases and, while our contractual arrangements with customers typically provide that we are not liable for damages such as these, it is possible that these provisions would not be sufficient to protect us.
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
We rely in part on a pricing model under which a variable portion of the subscription fees we receive from customers is based upon the amount of GMV or advertising spend that those customers process through our platform, and any change in the attractiveness of that model or any decline in our customers' sales could adversely affect our financial results.
We have adopted a pricing model under which a portion of the subscription fees we receive from most of our customers is variable, based on the amount of our customers' GMV or advertising spend processed through our platform that exceeds a specified amount established by contract, which we refer to as variable subscription fees. Most of our customer contracts include this variable subscription fee component. If sales or advertising spend by our customers processed through our platform were to decline, or if more of our customers require fully fixed pricing terms that do not provide for any variability based on their GMV or advertising spend processed through our platform, our revenue and margins could decline.
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
Our operating results have historically fluctuated due to changes in our business, and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our quarterly operating results include, but are not limited to, the following:

•	seasonal patterns in consumer spending;

•	the addition of new customers or the loss of existing customers;

•	changes in demand for our software;

•	the timing and amount of sales and marketing expenses;

•	changes in the prospects of the economy generally, which could alter current or prospective customers' spending priorities, or could increase the time it takes us to close sales;

•	changes in our pricing policies or the pricing policies of our competitors;

•	costs necessary to improve and maintain our software platform; and

•	costs related to acquisitions of other businesses.
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
Our strategy of pursuing opportunistic acquisitions or investments may be unsuccessful and may divert our management's attention and consume significant resources.
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

•	cultural challenges associated with integrating employees from acquired businesses into our organization;

•	ineffectiveness or incompatibility of acquired technologies or services;

•	failure to successfully further develop the acquired technology in order to recoup our investment;

•	potential loss of key employees of acquired businesses;

•	inability to maintain the key business relationships and the reputations of acquired businesses;

•	diversion of management's attention from other business concerns;

•	litigation for activities of acquired businesses, including claims from terminated employees, customers, former stockholders or other third parties;

•
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	costs necessary to establish and maintain effective internal controls for acquired businesses; and

•	increased fixed costs.
Following the U.S. Supreme Court's decision in South Dakota v. Wayfair, some states have begun to enact, and others may choose to enact in the future, new legislation and increase enforcement efforts of existing legislation requiring online retailers to collect and remit sales tax. If there is increased legislative or enforcement action, e-commerce in general could decline, and any additional taxes may increase the costs we and/or our customers will have to pay to sell their goods through our platform, thereby making our solutions less attractive and potentially resulting in a lower amount of GMV processed through our platform. As a result, our revenue could decline.
An increasing number of states have considered or adopted laws that require out-of-state retailers to collect sales taxes on their behalf. The U.S. Supreme Court recently reversed its prior decision that prohibited states from requiring online retailers without a physical presence to collect and remit sales tax. In its decision, the Supreme Court upheld a South Dakota statute that imposed a sales tax collection obligation on remote sellers with sales exceeding specified thresholds. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. This is a rapidly evolving area and we cannot predict what legislative or enforcement action might be taken by the states or Congress. Increased taxation of online sales could result in online shopping losing some of its current advantage over traditional retail models, which could diminish its appeal to consumers. This could cause e-commerce growth to slow, which would, in turn, hurt the business of our customers, potentially make our products less attractive and cause the amount of GMV processed through our platform, and ultimately our revenue, to decline.
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
State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our platform in various jurisdictions is unclear. Further, these jurisdictions' rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. As described in this Annual Report on Form 10-K, we previously entered into voluntary disclosure agreements, or VDAs, with certain jurisdictions and recorded a $2.5 million one-time charge in general and administrative expense for the year ended December 31, 2017. Through December 31, 2018, we paid an aggregate of $2.5 million under the terms of completed VDAs and as a settlement with one jurisdiction that rejected our VDA application and conducted a sales tax audit. We do not currently have any unresolved VDA applications or ongoing sales tax audits, though any successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.
Changes to U.S. tax laws could adversely affect our business and financial condition.
On December 22, 2017, the Tax Cuts and Jobs Act went into effect that significantly revises the Internal Revenue Code of 1986, as amended. This Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Act. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
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
Federal, state and foreign governments and supervising authorities have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing, disclosure or use of consumers' personal information. Evolving regulations regarding personal data and personal information, in the European Union and elsewhere, especially relating to c lassification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business.
Such laws and regulations require or may require us or our customers to implement privacy and security policies, permit consumers to access, correct or delete personal information stored or maintained by us or our customers, inform individuals of security incidents that affect their personal information, and, in some cases, obtain consent to use personal information for specified purposes. Other proposed legislation could, if enacted, impose additional requirements and prohibit the use of specific technologies, such as those that track individuals' activities on web pages or record when individuals click on a link contained in an email message. Such laws and regulations could restrict our customers' ability to collect and use web browsing data and personal information, which may reduce our customers' demand for our solutions.
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
The European Union adopted a new General Data Protection Regulation (or GDPR), which went into effect in May 2018, to unify data protection within the European Union under a single law. The GDPR is likely to result in significantly greater compliance burdens and costs for companies with customers or operations in the European Union. The GDPR creates a range of new compliance obligations and increases financial penalties for non-compliance, and extends the scope of the European Union data protection law to all companies processing personal data of European Union residents, regardless of the company's location. These laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. We will continue to follow developments and work to maintain conforming means of transferring data from Europe, but despite our efforts to address the changes, we may be unsuccessful in establishing conforming means of transferring data from Europe. There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the European Union, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance could be onerous and adversely affect our business, financial condition, results of operations and prospects. While we do not currently believe that our compliance with the GDPR will have a material effect on our business, we will continue to monitor regulation and enforcement under this new law.
Changing industry standards and industry self-regulation regarding the collection, use and disclosure of data may have similar effects. Existing and future privacy and data protection laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may also negatively affect the public's perception of our customers' sales practices. If our solutions are perceived to cause, or are otherwise unfavorably associated with, invasions of privacy, whether or not illegal, we or our customers may be subject to public criticism. Public concerns regarding data collection, privacy and security may also cause some consumers to be less likely to visit our customers' websites or otherwise interact with our customers, which could limit the demand for our solutions and inhibit the growth of our business.
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
Cybersecurity incidents could endanger the confidentiality, integrity and availability of our information resources and the information we collect, use, store and disclose. These incidents may be an intentional attack or an unintentional event, targeted at us or our third-party contractors or consultants, and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Such disruptions may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. We believe that we take reasonable steps to protect the security, integrity and confidentiality of the information we collect, use, store, and disclose, but there is no guarantee that inadvertent or unauthorized data access will not occur despite our efforts. For example, our system redundancy may be ineffective or inadequate, or we could be impacted by software bugs or other technical malfunctions, as well as employee error or malfeasance. In addition, while we believe we have adequate insurance coverage to compensate for any losses associated with such events, the coverage may in fact not be adequate to cover all potential losses. The development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Any unauthorized access or use of information, virus or similar breach or disruption to our, our customers', or our partners' systems and security measures could result in disrupted operations, loss of information, damage to our reputation and customer relationships, early termination of our contracts and other business losses, indemnification of our customers, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, financial penalties, litigation, regulatory investigations, and other significant liabilities, any of which could materially harm our business.
Global economic conditions could materially adversely impact demand for our solutions.
Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our solutions in response to tighter credit, unemployment, negative financial news or declines in income or asset values and other macroeconomic factors, or the perception that any of these may occur, any of which could have a material negative effect on demand for our solutions and, accordingly, on our business, results of operations or financial condition. For example, the United States has recently imposed increased tariffs on certain imports from China and has expressed a willingness for further tariffs on goods imported from China. Any economic uncertainty caused by the United States tariffs imposed on goods from China, among other potential countries, and any retaliatory counter-measures imposed by countries subject to such tariffs, could have a negative impact on consumer spending for discretionary items, which in turn could hurt our brand and retailer customers in a manner that might cause them to spend less on our solutions. Any such outcome could impair our revenues and results of operations.
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
Our European operations could be disrupted due to the United Kingdom's planned exit from the European Union, commonly referred to as “Brexit.”
Our European headquarters are located in England, and we have offices in Germany, Ireland and Spain supporting brands and retailers throughout Europe. Currently, the United Kingdom is scheduled to leave the European Union effective March 29, 2019, but the relationship between the United Kingdom and the European Union following a United Kingdom departure has not been determined yet. As a result, the impact of Brexit is not yet known and depends on any agreements the United Kingdom and European Union may make to retain access to each other's markets, either during a transition period or more permanently. The measures or lack of any agreement could disrupt the markets we serve and may increase costs for European consumers and our customers, which may cause consumers to reduce spending on products that our solutions serve and may cause customers to reduce their spending on our solutions. In addition, Brexit could lead to legal uncertainly and potentially divergent national laws and regulations, including with respect to data privacy. It is unclear what financial, trade, legal and employment implications the withdraw of the United Kingdom from the European Union would have and how the w ithdrawal would affect us. Adverse consequences such as reduced consumer spending, deterioration in economic conditions, volatility in exchange rates, and prohibitive laws and regulations could have a negative impact on our business, operating results and financial condition.
We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in full compliance with applicable laws.
Our solutions are subject to export controls, including the Commerce Department's Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department's Office of Foreign Assets Controls, and exports of our solutions must be made in compliance with these laws. If we fail to comply with these U.S. export control laws and import laws, including U.S. Customs regulations, we could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities.
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
•divert management's attention and resources;
•require technology changes to our software that would cause us to incur substantial cost;

•subject us to significant liabilities; and
•require us to cease some or all of our activities.
In addition to liability for monetary damages against us, which may be tripled and may include attorneys' fees, or, in some circumstances, damages against our customers, we may be prohibited from developing, commercializing or continuing to provide some or all of our software solutions unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all.
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
Our stock price has been volatile. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	conditions or trends in our industry;

•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the software industry;

•	announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	capital commitments;

•	investors' general perception of our company and our business;

•	recruitment or departure of key personnel; and

•	sales of our common stock, including sales by our directors and officers or specific stockholders.
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
The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business, and we have limited research coverage by equity research analysts. Equity research analysts may elect not to initiate or continue to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. Even if we have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations of the NYSE. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting and perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. This requires that we incur substantial professional fees and internal costs to maintain appropriate and necessary accounting and finance functions and that we expend significant management efforts.
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
As a public company listed in the United States, we incur significant additional legal, accounting and other costs, which we expect to increase, particularly after we ceased to be an "emerging growth company" under the JOBS Act on January 1, 2019. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

Our principal offices occupy approximately 110,000 square feet of leased office space in Morrisville, North Carolina pursuant to a lease agreement that expires in October 2022.
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
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION FOR COMMON STOCK
Our common stock is listed on the NYSE under the symbol "ECOM."
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between May 23, 2013, the date on which our common stock began trading on the NYSE, and December 31, 2018, with the comparative cumulative total return of such amount on (i) the Dow Jones Industrial Average Total Return and (ii) the NASDAQ Computer Index over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends. The graph assumes our closing sales price on May 23, 2013 of $18.44 per share as the initial value of our common stock.
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
STOCKHOLDERS
As of February 1, 2019, there were 72 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
RECENT SALES OF UNREGISTERED SECURITIES
None.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PARTIES
None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 is derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data)
Consolidated statements of operations data:
Revenue	$131,218	$122,535	$113,200	$100,585	$84,901
Gross profit (1)	101,717	93,433	82,130	71,695	57,970
Loss from operations	(7,506)	(16,578)	(13,837)	(21,193)	(34,008)
Other income (expense)	519	305	172	57	(465)
Net loss	$(7,601)	$(16,557)	$(8,007)	$(20,951)	$(34,514)
Net loss per share—basic and diluted	$(0.28)	$(0.63)	$(0.31)	$(0.84)	$(1.40)
Weighted average shares of common stock outstanding used in computing net loss per share—basic and diluted	27,138,274	26,366,748	25,604,893	25,062,610	24,619,714
Other financial data:
Adjusted EBITDA (2)	$9,782	$4,569	$7,436	$1,443	$(19,532)
 ____________________________

(1)
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on reported loss from operations or net loss for the period. Refer to Note 2, "Significant Accounting Policies," for further detail.

(2)
We define adjusted EBITDA as net loss plus or (minus): income tax expense (benefit); interest (income) expense, net; depreciation and amortization and stock-based compensation. For some periods, we have also excluded non-recurring costs, such as severance and related costs; a one-time charge for VDAs and settlement of an audit related to sales taxes; headquarters relocation and related costs; or acquisition-related costs. Please see "—Adjusted EBITDA" below for more information and for a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States, or GAAP.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated balance sheets data:
Cash and cash equivalents	$47,185	$53,422	$65,420	$60,474	$68,366
Accounts receivable, net	23,436	27,452	19,445	18,949	14,619
Total assets	134,269	140,511	139,158	130,956	127,047
Total liabilities	44,631	58,600	52,161	47,032	33,399
Additional paid-in capital	271,550	262,805	252,158	240,360	228,370
Total stockholders' equity	89,638	81,911	86,997	83,924	93,648
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
Because of these and other limitations, you should consider adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Net loss	$(7,601)	$(16,557)	$(8,007)	$(20,951)	$(34,514)
Adjustments:
Interest (income) expense, net	(510)	(222)	1	184	209
Income tax expense (benefit)	614	284	(5,658)	(185)	41
Depreciation and amortization expense	6,094	6,578	7,838	8,793	6,264
Total adjustments, net	6,198	6,640	2,181	8,792	6,514
EBITDA	(1,403)	(9,917)	(5,826)	(12,159)	(28,000)
Stock-based compensation expense	10,598	11,947	13,262	11,837	7,981
Non-recurring severance and related costs	587	—	—	656	—
One-time charge for VDAs related to sales taxes	—	2,539	—	—	—
Headquarters relocation and related costs	—	—	—	1,109	—
Acquisition-related costs	—	—	—	—	487
Adjusted EBITDA	$9,782	$4,569	$7,436	$1,443	$(19,532)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

FINANCIAL RESULTS

•	Total revenue of $131.2 million for the year ended December 31, 2018 increased 7.1% from the prior year;

•	Average revenue per customer of $46,286 for the year ended December 31, 2018 increased 8.4% compared with $42,693 for the prior year;

•	Revenue was comprised of 76.3% and 23.7% fixed and variable subscription fees, respectively, for both of the years ended December 31, 2018 and 2017;

•	Revenue derived from customers located outside of the United States as a percentage of total revenue was 23.9% for the year ended December 31, 2018 compared with 21.9% for the prior year;

•	Gross margin of 77.5% for the year ended December 31, 2018 improved by 120 basis points compared with gross margin of 76.3% for the prior year;

•	Operating margin of (5.7)% for the year ended December 31, 2018 improved 780 basis points compared with operating margin of (13.5)% for the prior year;

•	Net loss of $7.6 million for the year ended December 31, 2018 improved compared with net loss of $16.6 million for the prior year;

•	Adjusted EBITDA of $9.8 million for the year ended December 31, 2018 increased 114.1% compared with adjusted EBITDA of $4.6 million for the prior year;

•	Cash and cash equivalents was $47.2 million at December 31, 2018 compared with $53.4 million at December 31, 2017; and

•	Operating cash flow was $1.2 million for the year ended December 31, 2018 compared with $(3.0) million for the prior year.
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

•
Seasonality. Our revenue fluctuates as a result of seasonal variations in our business, principally due to the peak consumer demand and related increased volume of our customers' GMV during the year-end holiday season. As a result, we have historically had higher revenue in our fourth quarter than other quarters due to increased GMV processed through our platform, resulting in higher variable subscription fees.

OPPORTUNITIES AND RISKS

•
Dynamic E-commerce Landscape. We need to continue to innovate in the face of a rapidly changing e-commerce landscape if we are to remain competitive. We also need to effectively manage our growth, especially related to our international expansion.

•
Brands and Retailers. As consumer preferences potentially shift from smaller retailers, we need to continue to add brands and large retailers as profitable customers. These customers generally pay a lower percentage of GMV as fees to us based on the relatively higher volume of their GMV processed through our platform. To help drive our future growth, we have made significant investments in our sales force and allocated resources focused on growing our customer base of brands and large retailers. We continue to focus our efforts on increasing value for our customers to support higher rates.

•
Strategic Partnerships. Our business development team's mission is to expand our sales and market opportunities through strategic partner relationships. We plan to continue to invest in initiatives to expand our strategic partnership base to further enhance our offerings for brands and retailers.

•
Increasing Complexity of E-commerce. Although e-commerce continues to expand as brands and retailers continue to increase their online sales, it is also becoming more complex due to the hundreds of channels available to brands and retailers and the rapid pace of change and innovation across those channels. In order to gain consumers' attention in a more crowded and competitive online marketplace, an increasing number of brands and many retailers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of brands and large online retailers. As a result, we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth. As of December 31, 2018, we supported 118 marketplaces, up from 89 at December 31, 2017.

•
Global Growth in E-commerce. We believe the growth in e-commerce globally presents an opportunity for brands and retailers to engage in international sales. However, country-specific marketplaces are often the market share leaders in their regions, as is the case for Alibaba in Asia. In order to help our customers capitalize on this potential market opportunity, and to address our customers' needs with respect to cross-border trade, we intend to continue to invest in our international operations. Doing business overseas involves substantial challenges, including management attention and resources needed to adapt to multiple languages, cultures, laws and commercial infrastructure, as further described in this report under the caption "Risks Related to our International Operations."

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
The number of customers decreased slightly. We continue our focus on obtaining brands and large retailers as customers, which may represent a smaller number of total customers, but a potentially larger source of predictable or sustainable recurring revenue.

Adjusted EBITDA represents our earnings before interest (income) expense, income tax expense (benefit) and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item, as well as non-recurring severance and related costs for 2018 and a one-time charge of $2.5 million in 2017 for VDAs and settlement of an audit related to sales taxes (refer to Note 6, "Commitments and Contingencies," to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding this one-time charge). Adjusted EBITDA for the year ended December 31, 2018 was favorably impacted by our adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606") due to our capitalization of contract costs that had been expensed as incurred in periods prior to January 1, 2018. We believe that adjusted EBITDA provides useful information to management and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with GAAP and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner that we do. Please refer to Item 6. "Selected Financial Data—Adjusted EBITDA" in this Annual Report for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measurement.

RESULTS OF OPERATIONS

The following tables set forth our consolidated statement of operations data and such data expressed as a percentage of revenues for each of the periods indicated.

	Year Ended December 31,			Period-to-Period Change
	2018	2017	2016	2018 to 2017		2017 to 2016
(dollars in thousands)
Revenue	$131,218	$122,535	$113,200	$8,683	7.1%	$9,335	8.2%
Cost of revenue (1)	29,501	29,102	31,070	399	1.4	(1,968)	(6.3)
Gross profit	101,717	93,433	82,130	8,284	8.9	11,303	13.8
Operating expenses:
Sales and marketing (1)	60,080	60,343	53,152	(263)	(0.4)	7,191	13.5
Research and development	22,359	21,868	17,736	491	2.2	4,132	23.3
General and administrative	26,784	27,800	25,079	(1,016)	(3.7)	2,721	10.8
Total operating expenses	109,223	110,011	95,967	(788)	(0.7)	14,044	14.6
Loss from operations	(7,506)	(16,578)	(13,837)	9,072	(54.7)	(2,741)	19.8
Other income (expense):
Interest income (expense), net	510	222	(1)	288	129.7	223	*
Other income (expense), net	9	83	173	(74)	(89.2)	(90)	(52.0)
Total other income (expense)	519	305	172	214	70.2	133	77.3
Loss before income taxes	(6,987)	(16,273)	(13,665)	9,286	(57.1)	(2,608)	19.1
Income tax expense (benefit)	614	284	(5,658)	330	116.2	5,942	(105.0)
Net loss	$(7,601)	$(16,557)	$(8,007)	$8,956	(54.1)	$(8,550)	106.8
* Not meaningful.

	Year Ended December 31,
	2018	2017	2016
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue (1)	22.5	23.7	27.4
Gross profit	77.5	76.3	72.6
Operating expenses:
Sales and marketing (1)	45.8	49.2	47.0
Research and development	17.0	17.8	15.7
General and administrative	20.4	22.7	22.2
Total operating expenses	83.2	89.8	84.8
Loss from operations	(5.7)	(13.5)	(12.2)
Other income (expense):
Interest income (expense), net	0.4	0.2	—
Other income (expense), net	—	0.1	0.2
Total other income (expense)	0.4	0.2	0.2
Loss before income taxes	(5.3)	(13.3)	(12.1)
Income tax expense (benefit)	0.5	0.2	(5.0)
Net loss	(5.8)	(13.5)	(7.1)
(1) Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on our reported loss from operations or net loss for the period. Refer to Note 2, "Significant Accounting Policies," to our condensed consolidated financial statements included in this report for further detail.

REVENUE

We derive the majority of our revenue from subscription fees paid to us by our customers for access to and usage of our SaaS solutions for a specified contract term, which is usually one year. A portion of the subscription fee is typically fixed and based on a specified minimum amount of GMV or advertising spend that a customer expects to process through our platform. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV or advertising spend processed through our platform in excess of the customer's specified minimum GMV or advertising spend amount. In most cases, the specified percentage of excess GMV or advertising spend on which the variable portion of the subscription is based is fixed and does not vary depending on the amount of the excess. We also receive implementation fees, which may include fees for p roviding launch assistance and training.
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
obligation.

(1) Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on our reported total revenue for the periods.

The primary products we offer are:

•	Marketplaces. Our Marketplaces module connects customers to third-party marketplaces such as Amazon, Catch, eBay, Google, Jet.com, Newegg, Overstock.com, TradeMe, Walmart and Zalando.

•
Digital Marketing. Our Digital Marketing module connects customers to comparison shopping websites such as Google Shopping and Shopzilla, and social commerce sites, such as Facebook, Instagram and Pinterest, and supports advertising programs on some marketplaces, such as Amazon and eBay.

•
Other. Other revenue is derived from our Where to Buy and Product Intelligence solutions, as well as from channel integration agreements. Our Where to Buy solution allows brands to provide their web visitors or digital marketing audiences with up-to-date information about the authorized resellers that carry their products and the availability of those products. Our Product Intelligence solution provides brands with insights about online assortment, product coverage gaps, pricing trends and adherence by their retailers to content guidelines. We also enter into integration agreements with certain marketplaces or channels under which the business partner engages us to integrate our platform with their marketplace or channel.
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
Comparison of 2018 to 2017
Revenue increased by 7.1%, or $8.7 million, to $131.2 million for the year ended December 31, 2018 compared with $122.5 million for the prior year primarily due to an increase in the average revenue per customer.
Average revenue per customer increased 8.4%, to $46,286 for the year ended December 31, 2018 compared with $42,693 for the year ended December 31, 2017. The increase in the average revenue per customer was primarily driven by the growth of revenue derived from our marketplaces solution. This growth was largely attributable to an overall increase in transaction volume. In addition, the increase in average revenue per customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they generate a higher amount of GMV from which we derive revenue and in some cases they may subscribe to additional modules on our platform, thereby increasing our subscription revenue.
In addition, other revenue increased by 39.7%, or $4.5 million, to $16.0 million for the year ended December 31, 2018 compared with $11.4 million for the prior year largely due to growth in revenue derived from our Where to Buy solution, attributable to both new and expanded contractual arrangements.

Comparison of 2017 to 2016
Revenue increased by 8.2%, or $9.3 million, to $122.5 million for the year ended December 31, 2017 compared with $113.2 million for the prior year primarily due to an increase in the average revenue per customer.
Average revenue per customer increased 8.5% to $42,693 for the year ended December 31, 2017 compared with $39,339 for the year ended December 31, 2016. The increase in average revenue per customer was primarily driven by the growth of revenue derived from our marketplaces solution.
COST OF REVENUE

Cost of revenue primarily consists of:

•	Salaries and personnel-related costs for employees providing services to our customers and supporting our platform infrastructure, including benefits, bonuses and stock-based compensation;

•	Co-location facility costs for our data centers;

•	Infrastructure maintenance costs; and

•	Fees we pay to credit card vendors in connection with our customers' payments to us.

Comparison of 2018 to 2017
Cost of revenue increased by 1.4%, or $0.4 million, to $29.5 million for the year ended December 31, 2018 compared with $29.1 million for the prior year. The change was comprised primarily of an increase in contractor costs to support our services team.
Comparison of 2017 to 2016
Cost of revenue decreased by 6.3%, or $2.0 million, to $29.1 million for the year ended December 31, 2017 compared with $31.1 million for the prior year. The change was comprised primarily of decreases of:

•	$1.2 million in compensation and employee-related costs, including stock-based compensation expense, due to changes in headcount; and

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

Comparison of 2018 to 2017
Sales and marketing expense decreased by 0.4%, or $0.3 million, to $60.1 million for the year ended December 31, 2018 compared with $60.3 million for the prior year. The change was comprised primarily of (decreases) increases of:

•
$(6.8) million due to the deferral of sales commissions and a portion of other incentive compensation, referred to collectively as contract costs, which were expensed as incurred prior to our adoption of ASC 606 at the beginning of 2018; and

•	$(0.3) million in professional fees, including consulting and contractor services; partially offset by

•	$6.8 million in compensation and employee-related costs, mainly due to additional headcount to support our sales and marketing organization to continue to grow our business.
Comparison of 2017 to 2016
Sales and marketing expense increased by 13.5%, or $7.2 million, to $60.3 million for the year ended December 31, 2017 compared with $53.2 million for the prior year. The change was comprised primarily of increases of:

•	$4.4 million in compensation and employee-related costs, mainly due to additional headcount in our sales organization; and

•	$2.1 million in marketing and advertising expenses, promotional event programs and travel costs to support expanding marketing activities.
RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of:

•	Salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation;

•	Costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology; and

•	Consulting expenses.

Comparison of 2018 to 2017
Research and development expense increased by 2.2%, or $0.5 million, to $22.4 million for the year ended December 31, 2018 compared with $21.9 million for the prior year. The change was comprised primarily of an increase in compensation and employee-related costs due to an increase in headcount to support our growth and the enhancement of our product offerings.
Comparison of 2017 to 2016
Research and development expense increased by 23.3%, or $4.1 million, to $21.9 million for the year ended December 31, 2017 compared with $17.7 million for the prior year. The change was comprised primarily of increases of:

•
$3.4 million in compensation and employee-related costs, mainly due to additional headcount from our acquisition of HubLogix Commerce Corp. or HubLogix, and the expansion of our research and development footprint with the opening of our engineering office in Madrid, Spain to support our growth and the enhancement of our product offerings; and

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
Comparison of 2018 to 2017
General and administrative expense decreased by 3.7%, or $1.0 million, to $26.8 million for the year ended December 31, 2018 compared with $27.8 million for the prior year. The change was comprised primarily of (decreases) increases of:

•	$(2.5) million for the one-time charge during 2017 in connection with entering into VDAs related to sales taxes with certain jurisdictions and settlement of a sales tax audit; partially offset by

•	$0.6 million in non-recurring severance and related costs due to our reorganization of our China operations;

•
$0.5 million in professional fees, including placement and contractor services, to facilitate the support and growth of our operations, and accounting and advisory services in connection with our first year obtaining an audit opinion on the effectiveness of our internal controls over financial reporting; and

•	$0.4 million in compensation and employee-related costs, mainly due to additional headcount.
Comparison of 2017 to 2016
General and administrative expense increased by 10.8%, or $2.7 million, to $27.8 million for the year ended December 31, 2017 compared with $25.1 million for the prior year. The change was comprised primarily of increases of:

•	$2.5 million for the one-time charge in connection with entering into VDAs related to sales taxes with certain jurisdictions and settlement of a sales tax audit; and

•	$0.2 million in compensation and employee-related costs, mainly due to additional headcount.

GROSS AND OPERATING MARGINS

Comparison of 2018 to 2017
Gross margin improved by 120 basis points to 77.5% during the year ended December 31, 2018 compared with 76.3% for the prior year as a result of the increase in revenue at a greater rate of growth than cost of revenue. Our improved gross margin was a result of our continuing strategic efforts to scale our business operations while managing costs.
Operating margin improved by 780 basis points to (5.7)% during the year ended December 31, 2018 compared with (13.5)% for the prior year due to our increase in revenue and decrease in operating expenses of 7.1% and (0.7)%, respectively, which exceeded the growth in cost of revenue of 1.4%.
Operating margin for the year ended December 31, 2018 was also favorably impacted by our adoption of ASC 606 due to our capitalization of contract costs that had been expensed as incurred in periods prior to January 1, 2018. Operating margin for the year ended December 31, 2018 would have been (10.9)% had we not adopted ASC 606. Refer to Note 7, "Revenue from Contracts with Customers," for additional information regarding the impact of adoption and revenue recognition under ASC 606 on our consolidated financial statements.
Comparison of 2017 to 2016
Gross margin improved by 370 basis points to 76.3% during the year ended December 31, 2017 compared with 72.6% for the prior year as a result of the increase in revenue and decrease in cost of revenue noted above. Our improved gross margin was a result of our continuing strategic efforts to achieve increasing scale in our business operations.
Operating margin declined by 130 basis points to (13.5)% during the year ended December 31, 2017 compared with (12.2)% for the prior year due to a 14.6% growth in operating expenses, which includes the $2.5 million one-time charge for VDAs related to sales taxes described above and an increase in compensation and employee-related costs driven by additional headcount as we invest in resources to support the growth of our business. These operating expenses exceeded the 8.2% year-over-year increase in our revenue and 6.3% decrease in our cost of revenue. Excluding the impact of the one-time charge for VDAs, operating margin for the year ended December 31, 2017 would have been (11.5)%.
TOTAL OTHER INCOME (EXPENSE)
Other income (expense) consists primarily of:

•	Interest received on our cash and cash equivalents;

•	Interest expense on our capital leases; and

•	The net effect of foreign currency revaluation gains and losses.
Comparison of 2018 to 2017
Other income (expense) increased by $0.2 million to $0.5 million for the year ended December 31, 2018 compared with $0.3 million for the prior year. The change was primarily due to interest income driven by higher interest rates earned on our cash and cash equivalents.

Comparison of 2017 to 2016
Other income (expense) increased by $0.1 million to $0.3 million for the year ended December 31, 2017 compared with $0.2 million for the prior year. The change was primarily due to interest income driven by higher interest rates earned on our cash and cash equivalents in our money market and savings accounts.
INCOME TAX EXPENSE (BENEFIT)
Our provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment with operations in various locations outside of the United States. Accordingly, our combined income tax rate is a composite rate reflecting our operating results in various locations and the applicable rates.
Comparison of 2018 to 2017
Income tax expense was $0.6 million for the year ended December 31, 2018 compared with $0.3 million for the prior year. The change was primarily due to our adoption of ASC 606 which resulted in increased income from certain of our foreign subsidiaries.
Comparison of 2017 to 2016
Income tax expense was $0.3 million for the year ended December 31, 2017 compared with an income tax benefit of $5.7 million for the prior year. The change was primarily due to the release of a valuation allowance in the fourth quarter of 2016 on deferred tax assets in several of our foreign jurisdictions totaling $5.3 million. The release of the valuation allowance was the result of our evaluation of the likelihood of potential tax benefits related to our foreign subsidiaries' most recent three years of operating results and projections of future profitability, which primarily resulted from a change in our global transfer pricing methodology.

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and our existing cash balances will be sufficient to meet our cash requirements for at least the next 12 months. During this period, we expect our capital expenditure requirements to approximate a range of $2.5 million to $4.5 million, which will primarily consist of computer hardware, purchased software and facilities build-out and improvements.
WORKING CAPITAL
The following table summarizes our cash and cash equivalents, accounts receivable and working capital as of the end of each of the last three years:

	December 31,
	2018	2017	2016
	(in thousands)
Cash and cash equivalents	$47,185	$53,422	$65,420
Accounts receivable, net of allowance	23,436	27,452	19,445
Working capital	41,139	45,862	52,137
Our cash at December 31, 2018 was held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts and short-term money market accounts.
Of our total cash and cash equivalents, approximately 8% was held outside of the United States at December 31, 2018. Our international operations primarily consist of selling and marketing and research and development functions supported by our U.S. operations, and we are dependent on our U.S. operations for our international working capital needs. If our cash and cash equivalents held outside of the United States were ever needed for our operations inside the United States, we could be required to accrue and pay income and withholding taxes to repatriate these funds. We currently intend to permanently reinvest these foreign amounts outside the United States, and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. operations.

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

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash and cash equivalents provided by (used in) operating activities	$1,230	$(2,996)	$11,571
Less: Purchases of property and equipment	(2,045)	(2,790)	(1,755)
Free cash flow	$(815)	$(5,786)	$9,816
Free cash flow increased by $5.0 million to $(0.8) million for the year ended December 31, 2018 and decreased $15.6 million to $(5.8) million for the year ended December 31, 2017. The increase in free cash flow for the year ended December 31, 2018 was primarily a result of revenue growth, improved cash collections and stable operating expenses, as well as a decrease in purchases of property and equipment due to completion of facilities projects initiated in 2017. The decrease in free cash flow for the year ended December 31, 2017 was primarily a result of a change in assets and liabilities, net of acquisition, combined with our strategic investment in additional headcount and territorial expansion for our sales and marketing and research and development functions to support the growth of our business. Further analysis of the components of free cash flow is provided below.
Operating activities cash flows are largely driven by:

•	The amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business;

•	The amount and timing of customer payments;

•	The seasonality of our business, as noted above, which results in variations in the timing of invoicing and the receipt of payments from our customers; and

•	In 2017, the amounts paid in connection with finalizing VDAs related to sales taxes, and in 2018, the amount we paid to settle a sales tax audit.
Investing activities cash flows are largely driven by:

•	Acquisitions, net of cash acquired;

•	Purchases of property and equipment to support the expansion of our infrastructure and acquisitions; and

•	Capitalized expenditures to create internally developed software and implement software purchased for internal use.
Financing activities cash flows are largely driven by:

•	Proceeds from the exercises of stock options;

•	Payments on capital lease obligations; and

•	Tax withholdings related to the net-share settlement of restricted stock units.

2018
Operating Activities
Our cash provided by operating activities consisted of a net loss of $(7.6) million adjusted for certain non-cash items totaling $17.3 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, principally the amortization of a lease incentive obligation related to our corporate headquarters.
The net decrease in cash resulting from changes in assets and liabilities of $(8.5) million primarily consisted of:

•
a $10.9 million decrease in accounts payable and accrued expenses, driven by the timing of payments to our vendors, payments for certain customer arrangements for which we collect and remit monthly activity-based fees incurred for specific channels on behalf of our customers (referred to as "agency of record" activities) and a $1.0 million payment to settle a sales tax audit;

•
a $6.7 million increase in deferred contract costs as a result of our adoption of ASC 606 (sales commissions and a portion of other incentive compensation are now deferred and amortized to expense over the expected period of benefit); and

•
a $3.8 million net decrease in deferred revenue as a result of our adoption of ASC 606 and the timing of revenue recognition for managed-service contracts (we now recognize revenue for subscription and implementation fees ratably, beginning on the launch date, through the term of the contract). These decreases in cash were partially offset by increases in cash due to

•
a $10.3 million decrease in prepaid expenses and other assets, primarily related to agency of record receipts (we record the amounts due from customers as a result of these arrangements as other receivables); and

•	a $2.6 million decrease in accounts receivable as a result of increased cash collections during the period.
Investing Activities
Our cash used in investing activities consisted of:

•	$2.0 million of capital expenditures primarily related to the purchase of computer equipment; and

•	$0.9 million of capitalized software development costs.
Financing Activities
Our cash used in financing activities consisted of:

•	$3.0 million used for the payment of taxes related to the net-share settlement of restricted stock units; and

•	$2.2 million used for the repayment of capital leases; partially offset by

•	$1.1 million in cash received upon the exercise of stock options.
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
The net decrease in cash resulting from changes in assets and liabilities, net of acquisition, of $(4.9) million primarily consisted of:

•
a $8.3 million increase in accounts receivable as a result of increased billings, primarily driven by an increase in average contract size as well as more semi-annual and annual contracts being invoiced; and

•
a $5.5 million increase in prepaid expenses and other assets, primarily related to agency of record receipts (we record the amounts due from customers as a result of these arrangements as other receivables). These decreases in cash were partially offset by increases in cash due to

•
a $5.2 million increase in accounts payable and accrued expenses, primarily driven by timing of payments to our vendors and a one-time charge in connection with our decision to enter into VDAs related to our potential unpaid sales tax obligations; and

•	a $3.6 million increase in deferred revenue as a result of an increased number of customers prepaying for subscription services invoiced on a semi-annual and annual basis.

Investing Activities
Our cash used in investing activities consisted of:

•	$2.8 million of capital expenditures primarily related to the purchase of computer equipment;

•	$2.2 million for the acquisition of HubLogix, net of cash acquired; and

•	$0.3 million of capitalized software development costs.
Financing Activities
Our cash used in financing activities consisted of:

•	$2.8 million used for the repayment of capital leases;

•	$2.7 million used for the payment of taxes related to the net-share settlement of restricted stock units; partially offset by

•	$1.4 million in cash received upon the exercise of stock options.
CONTRACTUAL OBLIGATIONS

Our principal commitments consist of non-cancelable leases for our office space and computer equipment and purchase commitments for our co-location and other support services, as well as commitments related to our annual marketing events. The following table summarizes these contractual obligations at December 31, 2018. Future events could cause actual payments to differ from these estimates.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$20,546	$5,063	$10,076	$5,407	$—
Capital lease obligations	3,666	2,159	1,507	—	—
Purchase commitments	1,702	1,527	175	—	—
Total	$25,914	$8,749	$11,758	$5,407	$—
Operating lease obligations reflected above exclude future sublease income from certain space that we have subleased to a third party. We anticipate receiving $0.2 million in annual rental payments during the term of the sublease agreement, which is through August 2022.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

CRITICAL ACCOUNTING POLICIES

Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
While our significant accounting policies are more fully described in Note 2, "Significant Accounting Policies," to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition and Deferred Revenue
On January 1, 2018, we adopted ASC 606. Refer to Note 7, "Revenue from Contracts with Customers," to our consolidated financial statements appearing elsewhere in this Annual Report for a description of changes to our revenue recognition policies as a result of our adoption of ASC 606.
We derive the majority of our revenue from subscription fees paid to us by our customers for access to and usage of our SaaS solutions for a specified contract term, which is typically one year. A portion of the subscription fee is typically fixed and is based on a specified minimum amount of GMV or advertising spend that a customer expects to process through our platform over the contract term. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV or advertising spend processed through our platform in excess of the customer's specified minimum GMV or advertising spend amount. We also receive implementation fees, which may include fees for providing launch assistance and training. Customers do not have the contractual right to take possession of our software at any time.
We recognize fixed subscription fees and implementation fees ratably over the contract period beginning on the date the customer has access to the software. In general, we invoice and recognize revenue from the variable portion of subscription fees in the period in which the related GMV or advertising spend is processed.
Customers may elect to purchase a subscription to multiple modules, multiple modules with multiple service levels, or, for certain of our solutions, multiple brands or geographies. We evaluate such contracts to determine whether the services to be provided are distinct and accordingly should be accounted for as separate performance obligations. If we determine that a contract has multiple performance obligations, the transaction price, which is the total price of the contract, is allocated to each performance obligation based on a relative standalone selling price method. We estimate standalone selling price based on observable prices in past transactions for which the product offering subject to the performance obligation has been sold separately.
Deferred revenue represents the unearned portion of fixed subscription fees and implementation fees. Deferred amounts are generally recognized within one year. Amounts that are expected to be recognized beyond one year are recorded in other long-term liabilities.
Accounts Receivable and Allowances for Doubtful Accounts
Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts that we maintain for estimated losses expected to result from the inability of some customers to make payments as they become due. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, our actual collection experience has not varied significantly from our estimates, due primarily to our collection policies and the financial strength of our customers. However, adverse changes in general economic conditions could affect our allowance estimates, collectability of accounts receivable, cash flows and results of operations. At December 31, 2018, our allowance for doubtful accounts was 2.7% of our gross accounts receivable. A hypothetical 1% increase or decrease in the value of our allowance for doubtful accounts receivable as of December 31, 2018 would have resulted in an increase or decrease of $0.2 million to our pre-tax net loss for the year ended December 31, 2018.
Goodwill
Goodwill arises from business combinations and is measured as the excess of the cost of the business acquired over the sum of the acquisition-date fair value of tangible and identifiable intangible assets acquired, less any liabilities assumed. In connection with the acquisition of HubLogix in May 2017, we recorded a $1.9 million increase in goodwill.
We test goodwill for impairment annually on October 1 or more frequently if events or changes in business circumstances indicate the asset might be impaired.
To perform our impairment testing, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount. The qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events, changes in circumstances and after-tax cash flows. If the qualitative factors indicate that the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, then we do not consider the assigned goodwill to be impaired. We are only required to perform the two-step impairment test if the qualitative factors indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We may elect to perform the two-step impairment test without considering such qualitative factors. As of December 31, 2018 and 2017, we concluded there was no impairment of goodwill.

Stock-Based Compensation
Stock-based compensation awards, which include stock options and restricted stock units, or RSUs, are measured at fair value at each grant date. We recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. Options generally vest annually over a four-year period. RSUs generally vest annually over a four-year period.
The determination of the fair value of stock options is affected by a number of variables, including estimates of the fair value of our common stock, expected stock price volatility, risk-free interest rate and the expected life of the award. We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. Black-Scholes and other option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Refer to Note 9, "Equity Incentive Plans and Stock-Based Compensation," to our consolidated financial statements appearing elsewhere in this Annual Report for the assumptions used for estimating the fair value of stock options granted to employees.
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
Our estimate of pre-vesting forfeitures, or forfeiture rate, is based on our historical experience and is reviewed on an annual basis, at a minimum. The estimated forfeiture rate is applied to the total estimated fair value of the awards to compute the stock-based compensation expense, net of pre-vesting forfeitures, to be recognized in our consolidated statements of operations. A hypothetical increase of 1% in our forfeiture rate assumption would have resulted in a $0.4 million decrease in stock-based compensation expense for the year ended December 31, 2018. A hypothetical decrease of 1% in our forfeiture rate assumption would have resulted in a $0.4 million increase in stock-based compensation expense for the year ended December 31, 2018.
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

The Tax Cuts and Jobs Act of 2017 ("Tax Act"), which went into effect on December 22, 2017, significantly revises the Internal Revenue Code of 1986, as amended ("IRC"). The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time and modifying or repealing many business deductions and credits. Please refer to Note 8, "Income Taxes," to our consolidated financial statements appearing elsewhere in this Annual Report for additional information regarding the Tax Act and its impact on our financial results as of and for the year ended December 31, 2018.
Recent Accounting Pronouncements
Refer to Note 2, "Significant Accounting Policies," to our consolidated financial statements appearing elsewhere in this Annual Report for a full description of recent accounting pronouncements.
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
FOREIGN CURRENCY EXCHANGE RISK
With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar denominated revenue and operating expenses transacted in British pounds sterling, euros, Australian dollars, Brazilian reals, Chinese yuan renminbi and Hong Kong dollars. As a result, we would experience increased revenue and operating expenses at our non-U.S. operations if there were a decline in the value of the U.S. dollar relative to these foreign currencies. Conversely, we would experience decreased revenue and operating expenses at our non-U.S. operations if there were an increase in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our revenue and expenses denominated in foreign currencies, a 10% change in foreign exchange rates would not have had a material impact on our results of operations for the year ended December 31, 2018.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ChannelAdvisor Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ChannelAdvisor Corporation and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2019 expressed an unqualified opinion thereon.

Adoption of ASC Topic 606, Revenue from Contracts with Customers

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for revenue and deferred contract costs in 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2001.
Raleigh, NC
February 13, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ChannelAdvisor Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited ChannelAdvisor Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, ChannelAdvisor Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 13, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Raleigh, NC
February 13, 2019

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$47,185	$53,422
Accounts receivable, net of allowance of $652 and $609 as of December 31, 2018 and 2017, respectively	23,436	27,452
Prepaid expenses and other current assets	9,248	16,462
Total current assets	79,869	97,336
Property and equipment, net	12,007	10,877
Goodwill	23,486	23,486
Intangible assets, net	1,894	2,503
Deferred contract costs, net of current portion	11,336	—
Long-term deferred tax assets, net	4,162	5,550
Other assets	1,515	759
Total assets	$134,269	$140,511
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,598	$7,243
Accrued expenses	9,358	12,611
Deferred revenue	24,205	27,143
Other current liabilities	3,569	4,477
Total current liabilities	38,730	51,474
Long-term capital leases, net of current portion	1,404	641
Lease incentive obligation	2,154	3,328
Other long-term liabilities	2,343	3,157
Total liabilities	44,631	58,600
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,347,115 and 26,601,626 shares issued and outstanding as of December 31, 2018 and 2017, respectively	27	27
Additional paid-in capital	271,550	262,805
Accumulated other comprehensive loss	(1,707)	(789)
Accumulated deficit	(180,232)	(180,132)
Total stockholders' equity	89,638	81,911
Total liabilities and stockholders' equity	$134,269	$140,511
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue	$131,218	$122,535	$113,200
Cost of revenue (1)	29,501	29,102	31,070
Gross profit	101,717	93,433	82,130
Operating expenses:
Sales and marketing (1)	60,080	60,343	53,152
Research and development	22,359	21,868	17,736
General and administrative	26,784	27,800	25,079
Total operating expenses	109,223	110,011	95,967
Loss from operations	(7,506)	(16,578)	(13,837)
Other income (expense):
Interest income (expense), net	510	222	(1)
Other income (expense), net	9	83	173
Total other income (expense)	519	305	172
Loss before income taxes	(6,987)	(16,273)	(13,665)
Income tax expense (benefit)	614	284	(5,658)
Net loss	$(7,601)	$(16,557)	$(8,007)
Net loss per share:
Basic and diluted	$(0.28)	$(0.63)	$(0.31)
Weighted average common shares outstanding:
Basic and diluted	27,138,274	26,366,748	25,604,893
(1) Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on reported Loss from operations or Net loss for the period. Refer to Note 2, "Significant Accounting Policies," for further detail.
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(7,601)	$(16,557)	$(8,007)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(918)	823	(719)
Total comprehensive loss	$(8,519)	$(15,734)	$(8,726)
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2015	25,230,958	$25	$240,360	$(893)	$(155,568)	$83,924
Exercise of stock options and vesting of restricted stock units	924,196	1	930	—	—	931
Stock-based compensation expense	—	—	13,262	—	—	13,262
Statutory tax withholding related to net-share settlement of restricted stock units	(199,395)	—	(2,394)	—	—	(2,394)
Net loss	—	—	—	—	(8,007)	(8,007)
Foreign currency translation adjustments	—	—	—	(719)	—	(719)
Balance, December 31, 2016	25,955,759	26	252,158	(1,612)	(163,575)	86,997
Exercise of stock options and vesting of restricted stock units	893,843	1	1,427	—	—	1,428
Stock-based compensation expense	—	—	11,947	—	—	11,947
Statutory tax withholding related to net-share settlement of restricted stock units	(247,976)	—	(2,727)	—	—	(2,727)
Net loss	—	—	—	—	(16,557)	(16,557)
Foreign currency translation adjustments	—	—	—	823	—	823
Balance, December 31, 2017	26,601,626	27	262,805	(789)	(180,132)	81,911
Cumulative effect of accounting change (1)	—	—	—	—	7,501	7,501
Exercise of stock options and vesting of restricted stock units	1,034,146	—	1,106	—	—	1,106
Stock-based compensation expense	—	—	10,598	—	—	10,598
Statutory tax withholding related to net-share settlement of restricted stock units	(288,657)	—	(2,959)	—	—	(2,959)
Net loss	—	—	—	—	(7,601)	(7,601)
Foreign currency translation adjustments	—	—	—	(918)	—	(918)
Balance, December 31, 2018	27,347,115	$27	$271,550	$(1,707)	$(180,232)	$89,638
(1) Refer to Note 7, "Revenue from Contracts with Customers," for additional information regarding the effect of the adoption of ASC 606 and adjustments to accumulated deficit upon adoption.
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(7,601)	$(16,557)	$(8,007)
Adjustments to reconcile net loss to cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	6,094	6,578	7,838
Bad debt expense	991	727	528
Stock-based compensation expense	10,598	11,947	13,262
Deferred income taxes	493	130	(5,649)
Other items, net	(851)	(869)	(875)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	2,634	(8,261)	(1,885)
Prepaid expenses and other assets	10,303	(5,514)	(2,014)
Deferred contract costs	(6,730)	—	—
Accounts payable and accrued expenses	(10,936)	5,242	3,697
Deferred revenue	(3,765)	3,581	4,676
Cash and cash equivalents provided by (used in) operating activities	1,230	(2,996)	11,571

Cash flows from investing activities
Purchases of property and equipment	(2,045)	(2,790)	(1,755)
Payment of software development costs	(894)	(293)	(208)
Acquisition, net of cash acquired	—	(2,177)	—
Cash and cash equivalents used in investing activities	(2,939)	(5,260)	(1,963)

Cash flows from financing activities
Repayment of capital leases	(2,241)	(2,840)	(2,096)
Proceeds from exercise of stock options	1,106	1,428	930
Payment of contingent consideration	—	—	(338)
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(2,959)	(2,727)	(2,394)
Cash and cash equivalents used in financing activities	(4,094)	(4,139)	(3,898)

Effect of currency exchange rate changes on cash and cash equivalents	(434)	397	(764)
Net (decrease) increase in cash and cash equivalents	(6,237)	(11,998)	4,946
Cash and cash equivalents, beginning of year	53,422	65,420	60,474
Cash and cash equivalents, end of year	$47,185	$53,422	$65,420

Supplemental disclosure of cash flow information
Cash paid for interest	$30	$111	$127
Cash paid for income taxes, net	$113	$196	$115
Supplemental disclosure of non-cash investing and financing activities
Accrued capital expenditures	$68	$80	$233
Capital lease obligations entered into for the purchase of fixed assets	$4,217	$567	$1,771
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
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassification
Certain prior period amounts included in the consolidated statements of operations have been reclassified to conform to the current period's presentation. The Company has revised the classification of certain employee-related and other operating expenses to better align the statement of operations line items with departmental responsibilities and the management of operations. These reclassifications had no effect on the Company's reported loss from operations or net loss for the years ended December 31, 2017 and 2016.
The tables below summarize the financial statement line items impacted by these reclassifications (in thousands):

	Year Ended December 31, 2017
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue	$25,950	$3,152	$29,102
Gross profit	96,585	(3,152)	93,433
Sales and marketing	63,495	(3,152)	60,343
Total operating expenses	113,163	(3,152)	110,011

	Year Ended December 31, 2016
	As Previously Reported	Reclassification	As Reclassified
Cost of revenue	$27,620	$3,450	$31,070
Gross profit	85,580	(3,450)	82,130
Sales and marketing	56,602	(3,450)	53,152
Total operating expenses	99,417	(3,450)	95,967
Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Cost of revenue (1)	$3,610	$4,019	$4,756
Sales and marketing (1)	884	998	1,012
Research and development	371	424	458
General and administrative	1,229	1,137	1,612
	$6,094	$6,578	$7,838
(1) As noted above, certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on reported loss from operations or net loss for the period.
Recent Accounting Pronouncements

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Standards that the Company has not yet adopted as of December 31, 2018
Financial Instruments:
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
Standards that the Company adopted effective January 1, 2019
Leases:
ASU 2016-02, Leases (Topic 842) ASU 2018-11, Leases (Topic 842) - Targeted Improvements
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

The Company adopted this standard effective January 1, 2019 using the alternate adoption method allowed by ASU 2018-11. The Company elected to use the package of three practical expedients, as well as the practical expedient to apply hindsight in determining lease terms. The adoption of this standard as of January 1, 2019 will result in an increase in total assets and total liabilities on the Company's consolidated balance sheet of approximately $15 million.

Standards that the Company adopted effective January 1, 2018
Cash Flow:
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

The Company adopted this standard effective January 1, 2018 using the modified retrospective transition method. Refer to Note 7, "Revenue from Contracts with Customers," for additional information regarding the impact of adoption and revenue recognition under ASC 606 on the Company's consolidated financial statements.

The Company has reviewed other new accounting pronouncements that were issued as of December 31, 2018 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, the useful lives of long-lived assets and other intangible assets, income taxes, assumptions used for purposes of determining stock-based compensation and revenue recognition, including standalone selling prices for contracts with multiple performance obligations and the expected period of benefit for deferred contract costs, among others. Estimates and assumptions are also required to value assets acquired and liabilities assumed in conjunction with business combinations. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.
Cash and Cash Equivalents
The Company considers all highly liquid investments maturing within ninety days or less at the time of purchase to be cash equivalents. Cash and cash equivalents are comprised of cash and money market funds. Due to the short-term nature and liquidity of these financial instruments, the carrying value of these assets approximates fair value.

Revenue Recognition
On January 1, 2018, the Company adopted ASC 606. Refer to Note 7, "Revenue from Contracts with Customers" for a detailed discussion of accounting policies related to revenue recognition, including deferred revenue and sales commissions.
Cost of Revenue
Cost of revenue primarily consists of personnel and related costs, including salaries, bonuses, payroll taxes and stock-based compensation, co-location facility costs for the Company's data centers, depreciation expense for computer equipment directly associated with generating revenue, credit card transaction fees and infrastructure maintenance costs. In addition, the Company allocates a portion of overhead, such as rent, additional depreciation and amortization and employee benefits costs, to cost of revenue based on headcount.
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
The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their respective fair values due to their short-term nature.
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All of the Company's cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. The Company's cash and cash equivalents accounts exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents accounts to date. To manage accounts receivable risk, the Company maintains an allowance for doubtful accounts.
The Company did not have any customers that individually comprised a significant concentration of its accounts receivable as of December 31, 2018 and 2017, or a significant concentration of its revenue for the years ended December 31, 2018, 2017 and 2016.
Accounts Receivable and Allowance for Doubtful Accounts
The Company extends credit to customers without requiring collateral. Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts. The Company utilizes the allowance method to provide for doubtful accounts based on management's evaluation of the collectability of amounts due. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company's estimates.

The following table presents the changes in the Company's allowance for doubtful accounts during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Balance at Beginning of Period	Additions Charged To Expense/ Against Revenue	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2018	$609	991	(948)	$652
Year ended December 31, 2017	$594	727	(712)	$609
Year ended December 31, 2016	$785	528	(719)	$594
Other Receivables
Under certain customer arrangements, the Company collects and remits monthly activity-based fees incurred on specific channels on the customers' behalf. The Company records the amounts due from customers as a result of these arrangements as other receivables.
Other receivables of $0.8 million and $10.6 million are included in Prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2018 and 2017, respectively.
Property and Equipment
Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized. Depreciation and amortization is provided over the estimated useful lives of the related assets using the straight-line method.
The estimated useful lives for significant property and equipment categories are generally as follows:

Purchased software, including capitalized software development costs	3 years
Computer hardware	3 years
Furniture and office equipment	3 to 5 years
Leasehold improvements	Lesser of remaining lease term or useful life
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are not recoverable, the impairment to be recognized, if any, is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets or asset group. Assets held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2018 and 2017, management does not believe any long-lived assets are impaired and has not identified any assets as being held for sale.

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
The Company has determined that it has a single, entity-wide reporting unit. The Company first assessed qualitative factors to determine whether it was more likely than not that the fair value of its single reporting unit was less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test under ASU No. 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment. If the qualitative factors had indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, the Company would have tested goodwill for impairment at the reporting unit level using a two-step approach. The first step is to compare the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit. If the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, the assigned goodwill is not considered impaired. If the fair value is less than the reporting unit's carrying value, step two is performed to measure the amount of the impairment, if any. In the second step, the fair value of goodwill is determined by deducting the fair value of the reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if the reporting unit had just been acquired and the fair value was being initially allocated. If the carrying value of goodwill exceeds the implied fair value, an impairment charge would be recorded in the period the determination is made.
The Company performs its annual goodwill impairment testing as of October 1, the first day of the fourth quarter. This provides the Company with additional time to complete its testing in advance of its year-end reporting and results in better alignment with the Company's strategic planning and forecasting process. As a result of the Company's annual impairment tests as of October 1, 2018 and 2017, goodwill was not considered impaired and, as such, no impairment charges were recorded.
Advertising Costs
The Company expenses advertising costs as incurred. The amount expensed during the years ended December 31, 2018, 2017 and 2016 was $5.7 million, $5.3 million and $4.1 million, respectively.
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
The Company applies the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the treatment for the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will be recognized if it is more likely than not to be sustained. The Company did not have any accrued interest or penalties associated with unrecognized tax positions as of December 31, 2018 and 2017.
Foreign Currency Translation
The functional currency of the Company's non-U.S. operations is the local currency. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical rates in effect when the assets were acquired or obligations incurred. Revenue and expenses are translated into U.S. dollars using the average rates of exchange prevailing during the period. Translation gains or losses are included as a component of accumulated other comprehensive loss in stockholders' equity. Gains and losses resulting from foreign currency transactions are recognized as other income (expense).

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
Under the Merger Agreement, the Company paid an aggregate purchase price of $2.3 million for HubLogix, all of which was paid in cash. Based on management's assessment of the acquisition-date fair value of the assets acquired and liabilities assumed, the purchase price of $2.3 million was allocated to the Company's assets and liabilities as follows: $1.9 million to goodwill, $0.5 million to identifiable intangible assets and $0.1 million to working capital as a net current liability.
The goodwill of $1.9 million arising from the acquisition of HubLogix consists largely of the acquired workforce, the expected company-specific synergies and the opportunity to expand the Company's product offerings to customers. The goodwill recognized is not deductible for income tax purposes.
The Company incurred transaction costs in connection with the acquisition of $0.3 million, which are included in General and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2017.

4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Purchased software, including capitalized software development costs	$16,239	$14,813
Computer hardware	12,292	12,129
Furniture and office equipment	2,518	2,583
Leasehold improvements	7,396	7,819
Construction in process	457	221
	38,902	37,565
Less: accumulated depreciation	(26,895)	(26,688)
Property and equipment, net	$12,007	$10,877
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $5.5 million, $6.0 million and $7.3 million, respectively. During the year ended December 31, 2018, the Company disposed of computer hardware, furniture and office equipment and leasehold improvements with a cost of $4.9 million and accumulated depreciation of $4.9 million. The Company recognized a de minimis loss in the consolidated statements of operations for the year ended December 31, 2018 related to these disposals. As a result of an amendment to the Company's corporate headquarters lease agreement, the Company disposed of leasehold improvements with a cost of $0.8 million and accumulated depreciation of $0.3 million and recorded a $0.5 million reduction to its lease incentive obligation.
5. GOODWILL AND INTANGIBLE ASSETS
There were no changes to the Company's goodwill during the year ended December 31, 2018. The following table shows the changes in the carrying amount of goodwill for the year ended December 31, 2017 (in thousands):

Balance as of December 31, 2016	$21,632
Goodwill attributable to the HubLogix acquisition	1,854
Balance as of December 31, 2017	$23,486
Intangible assets consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Customer relationships	$2,230	$(1,279)	$951	7.0
Acquired technology	2,030	(1,087)	943	7.0
Total	$4,260	$(2,366)	$1,894	7.0

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Customer relationships	$2,230	$(961)	$1,269	7.0
Acquired technology	2,030	(796)	1,234	7.0
Total	$4,260	$(1,757)	$2,503	7.0
Amortization expense was $0.6 million for each of the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, expected amortization expense over the remaining intangible asset lives is as follows (in thousands):

Year Ending December 31,
2019	$609
2020	609
2021	518
2022	65
2023	65
Thereafter	28
Total	$1,894
6. COMMITMENTS AND CONTINGENCIES
Operating and Capital Lease Commitments
The Company leases office facilities and certain equipment under non-cancelable operating and capital leases. Future minimum lease payments on capital leases and future payments on operating leases with remaining terms in excess of one year are as follows (in thousands):

	Operating Leases	Capital Leases
Year Ending December 31,
2019	$5,063	$2,159
2020	5,171	1,507
2021	4,905	—
2022	4,213	—
2023	1,194	—
Total minimum lease payments	$20,546	3,666
Less: imputed interest		(314)
Less: current portion		(1,948)
Capital lease obligations, net of current portion		$1,404
The gross book value of fixed assets under capital leases as of December 31, 2018 and 2017 was $12.4 million and $8.2 million, respectively. The net book value of fixed assets under capital leases as of December 31, 2018 and 2017 was $3.7 million and $1.4 million, respectively. Capital lease obligations are included in Other current liabilities and Long-term capital leases, net of current portion in the accompanying consolidated balance sheets. The amortization of fixed assets under capital leases is included in depreciation expense within Cost of revenue and Operating expenses in the accompanying consolidated statements of operations.
Future minimum lease payments due under the non-cancelable operating lease arrangements contain fixed rent increases over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported in Other current liabilities and Other long-term liabilities in the accompanying consolidated balance sheets. As of December 31, 2018 and 2017, deferred rent related to these leases totaled $0.7 million and $1.1 million, respectively.
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
Total rent expense for the years ended December 31, 2018, 2017 and 2016 was $4.8 million, $4.3 million and $3.9 million, respectively.

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
During the first quarter of 2017, the Company completed its analysis with regard to potential unpaid sales tax obligations. Based on the results of this analysis, the Company made the decision to enter into voluntary disclosure agreements ("VDAs") with certain jurisdictions to reduce the Company's potential sales tax liability. VDAs generally provide for a maximum look-back period, a waiver of penalties and, at times, interest as well as payment arrangements. The Company's estimated aggregate VDA liability of $2.5 million was recorded as a one-time charge in General and Administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2017. This amount represented the Company's estimate of its potential unpaid sales tax liability through the anticipated look-back periods including interest, where applicable, in all jurisdictions in which the Company had entered into VDAs. During the third quarter of 2017, one jurisdiction rejected the Company's VDA application and conducted a sales tax audit, which was completed in May 2018.
Through December 31, 2018, the Company has paid an aggregate of $2.5 million under the terms of the VDAs and to settle the sales tax audit. The Company has no other unresolved VDA applications or ongoing sales tax audits as of December 31, 2018.
7. REVENUE FROM CONTRACTS WITH CUSTOMERS
Financial Statement Impact of Adopting ASC 606, "Revenue from Contracts with Customers"
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method and applied this method to all contracts that were not complete as of the date of adoption. The reported results as of December 31, 2018 and for the year ended December 31, 2018 in the accompanying consolidated financial statements are presented under ASC 606, while prior period results have not been adjusted and are reported in accordance with historical accounting guidance in effect for those periods.
The most significant impacts of this standard relate to the timing of revenue recognition of fixed fees under the Company's contracts, as well as the accounting for costs to obtain contracts. Under ASC 606, for the Company's managed-service contracts, revenue recognition for subscription and implementation fees begins on the launch date and is recognized over time through the term of the contract. Before the adoption of this standard, the Company deferred the recognition of revenue until the completion of the implementation services, at which point the Company recognized a cumulative catch-up adjustment equal to the revenue earned during the implementation period that had been deferred. The Company then recognized the remaining balance of the fixed fees ratably over the remaining term of the contract. Additionally, under ASC 606, the Company now defers recognition of expense for sales commissions and a portion of other incentive compensation ("contract costs"). These contract costs are amortized to expense over the expected period of benefit. Before the adoption of ASC 606, the Company expensed these contract costs as incurred.
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

Disaggregation of Revenue
The Company derives the majority of its revenue from subscription fees paid for access to and usage of its SaaS solutions for a specified period of time, typically one year. A portion of the subscription fee is typically fixed and is based on a specified minimum amount of gross merchandise value ("GMV") or advertising spend that a customer expects to process through the Company's platform over the contract term. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV or advertising spend processed through the Company's platform in excess of the customer's specified minimum GMV or advertising spend amount. In addition to subscription fees, contracts with customers may include implementation fees for launch assistance and training. Fixed subscription and implementation fees are billed in advance of the subscription term and are due in accordance with contract terms, which generally provide for payment within 30 days. Variable fees are subject to the same payment terms, although they are generally billed the month after they are incurred. The Company also generates revenue from its solutions that allow brands to direct potential consumers from their websites and digital marketing campaigns to authorized resellers. The Company's contracts typically have a one year term. The Company's contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of the Company's software at any time. Sales taxes collected from customers and remitted to government authorities are excluded from revenue.
The following table summarizes revenue disaggregation by product for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017 (1) (2)	2016 (1) (2)

Marketplaces	$96,321	$93,020	$86,161
Digital Marketing	18,919	18,076	19,367
Other	15,978	11,439	7,672
	$131,218	$122,535	$113,200
(1) As noted above, prior periods have not been adjusted for the adoption of ASC 606 and are presented in accordance with historical accounting guidance in effect for those periods.
(2) Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on the reported total revenue for the period.
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
Other - Other product offerings include the Company's Where to Buy and Product Intelligence solutions, which provide current information on resellers and product availability and insights on product assortment, gaps, and pricing trends. These solutions are only available on a managed-service basis and include implementation services. The Company also enters into integration agreements with certain marketplaces or channels under which the business partner engages the Company to integrate the platform with their marketplace or channel. Revenue from these product offerings is recognized ratably over the subscription term beginning on the date the implementation or integration is complete.

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
Transaction Price Allocated to Future Performance Obligations
ASC 606 provides certain practical expedients that limit the required disclosure of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. As the Company typically enters into contracts with customers for a twelve-month subscription term, substantially all of its performance obligations that have not yet been satisfied as of December 31, 2018 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, for which the practical expedient does not apply, the aggregate transaction price allocated to the unsatisfied performance obligations was $18.7 million as of December 31, 2018, of which $12.0 million is expected to be recognized as revenue over the next twelve months.
Deferred Revenue
Deferred revenue represents the unearned portion of subscription and implementation fees. Deferred revenue is recorded when cash payments are received in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying consolidated balance sheets under Total current liabilities, net of any long-term portion that is included in Other long-term liabilities. The following table summarizes deferred revenue activity for the year ended December 31, 2018 (in thousands):

	As of January 1, 2018 (adjusted)	Net additions	Revenue recognized	As of December 31, 2018
Deferred revenue	$28,982	126,944	(131,218)	$24,708
Of the $131.2 million of revenue recognized in the year ended December 31, 2018, $25.6 million was included in deferred revenue at January 1, 2018.
Costs to Obtain Contracts
In accordance with ASC 606, the Company now capitalizes sales commissions and a portion of other incentive compensation costs that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying consolidated balance sheets and are classified as Prepaid expenses and other current assets, net of any long-term portion that is included in Deferred contract costs, net of current portion. Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which the Company has determined to be five years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the year ended December 31, 2018 (in thousands):

	As of January 1, 2018 (adjusted)	Additions	Amortized costs (1)	As of December 31, 2018
Deferred contract costs	$8,721	9,804	(3,316)	$15,209
(1) Includes contract costs amortized to sales and marketing expense during the period and the impact from foreign currency exchange rate fluctuations.
Financial Statement Impact
The following tables compare financial statement line items from the reported consolidated balance sheet as of December 31, 2018, the consolidated statement of operations for the year ended December 31, 2018 and the consolidated statement of cash flows for the year ended December 31, 2018, to the applicable pro forma amounts, which are the amounts that would have been reported prior to the adoption of ASC 606 (in thousands):

Balance Sheet - select financial statement line items impacted by the adoption of ASC 606	As of December 31, 2018
	As Reported	Pro Forma
Prepaid expenses and other current assets	$9,248	$5,375
Total current assets	79,869	75,996
Deferred contract costs, net of current portion	11,336	—
Long-term deferred tax assets, net	4,162	5,125
Total assets	134,269	120,023
Deferred revenue	24,205	24,264
Total current liabilities	38,730	38,789
Other long-term liabilities	2,343	2,206
Total liabilities	44,631	44,553
Accumulated other comprehensive loss	(1,707)	(1,433)
Accumulated deficit	(180,232)	(194,674)
Total liabilities and stockholders' equity	$134,269	$120,023

Statement of Operations - select financial statement line items impacted by the adoption of ASC 606	Year Ended December 31, 2018
	As Reported	Pro Forma
Revenue	$131,218	$130,479
Gross profit	101,717	100,978
Sales and marketing	60,080	66,568
Total operating expenses	109,223	115,711
Loss from operations	(7,506)	(14,733)
Other income (expense), net	9	(233)
Total other income (expense)	519	277
Loss before income taxes	(6,987)	(14,456)
Income tax expense	614	86
Net loss	(7,601)	(14,542)
Net loss per share, basic and diluted	$(0.28)	$(0.54)

Statement of Cash Flows - select financial statement line items impacted by the adoption of ASC 606	Year Ended December 31, 2018
	As Reported	Pro Forma
Net loss	$(7,601)	$(14,542)
Deferred income taxes	493	(35)
Changes in assets and liabilities:
Deferred contract costs	(6,730)	—
Deferred revenue	(3,765)	(3,026)
Cash and cash equivalents provided by operating activities	$1,230	$1,230

8. INCOME TAXES
The components of loss before income taxes for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
Domestic	$(10,552)	$(11,089)	$(10,761)
Foreign	3,565	(5,184)	(2,904)
Total loss before income taxes	$(6,987)	$(16,273)	$(13,665)
The provision for income tax expense (benefit) included the following for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Current:
Federal	$(20)	$(39)	$—
State	—	—	(19)
Foreign	141	193	10
Total	121	154	(9)
Deferred:
Federal	(211)	(73)	43
State	12	15	6
Foreign	692	188	(5,698)
Total	493	130	(5,649)
Total tax expense (benefit)	$614	$284	$(5,658)
The Tax Cuts and Jobs Act of 2017 ("Tax Act"), which went into effect on December 22, 2017, significantly revises the Internal Revenue Code of 1986, as amended ("IRC"). The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), repeal of the alternative minimum tax, limitation of the deduction for net operating losses to 80% of current year taxable income, indefinite net operating loss carryforward period and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, creation of the base erosion anti-abuse tax, the global intangible low taxed income inclusion, which the Company accounts for as a period cost, the foreign derived intangible income deduction and modifying or repealing many business deductions and credits.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company determined that the $16.6 million reduction to its net deferred tax assets to account for the decrease in the U.S. federal tax rate and the de minimis reduction in the end of year deferred tax asset to account for the changes to IRC Section 162(m) were provisional amounts and a reasonable estimate at December 31, 2017. The Company completed its analysis of the Tax Act during 2018. There was no impact to income tax expense as a result of the changes to provisional amounts recorded in the consolidated financial statements for the year ended December 31, 2017.
As of December 31, 2018, the IRS is still in the process of issuing guidance to taxpayers to address changes enacted in the Tax Act. The Company has completed its analysis and prepared the income tax provision for the year ended December 31, 2018 based on the available guidance. However, if final guidance is issued that modifies the existing temporary guidance issued by the IRS or if the final guidance contradicts positions taken by the Company in the absence of any IRS guidance, this could have a material impact on the Company's consolidated financial statements.

The components of the Company's net deferred tax asset (liability) as of December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Deferred tax assets:
Domestic tax loss carryforwards	$31,904	$28,403
Foreign tax loss carryforwards	6,177	6,849
Stock-based compensation	3,707	3,750
Tax credits	3,037	2,231
Lease incentive obligation	790	1,119
Other assets	2,242	2,232
Valuation allowance	(39,040)	(38,054)
Total deferred tax assets	8,817	6,530
Deferred tax liabilities:
Fixed assets	460	645
Intangible assets	557	604
Capitalized contract costs	3,898	—
Total deferred tax liabilities	4,915	1,249
Net deferred tax asset	$3,902	$5,281
The Company adopted ASC 606 effective January 1, 2018. As a result of this adoption, the Company recorded $2.0 million of deferred tax liabilities, partially offset by a $1.4 million reduction to its valuation allowance. This adjustment was applied using a modified retrospective method with a cumulative-effect adjustment to the accumulated deficit. The recognition upon adoption resulted in a $0.6 million increase to accumulated deficit as of January 1, 2018.
At December 31, 2018 and 2017, the Company had federal net operating loss ("NOL") carryforwards of $127.2 million and $114.2 million, respectively, which expire beginning in 2022. At December 31, 2018 and 2017, the Company had state NOL carryforwards of $154.5 million and $136.2 million, respectively, which expire beginning in 2019. At December 31, 2018 and 2017, the Company had U.S. federal income tax credit carryforwards of $4.0 million and $3.0 million, respectively, which expire beginning in 2034. The utilization of the NOL and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code and state and foreign tax laws. Prior to the utilization of these tax attributes, the Company will assess any limitations, particularly related to NOL carryforwards from its acquired entities. For each of the periods ended December 31, 2018 and 2017, the Company also had foreign NOL carryforwards for use against future tax in those jurisdictions of $32.6 million and $35.2 million, respectively. The majority of the Company's foreign NOLs can be carried forward indefinitely.
A valuation allowance has been recognized to offset deferred tax assets, primarily attributable to NOL carryforwards that the Company has determined are not more likely than not to be realized. In 2016, the Company released $5.3 million of the valuation allowance on deferred tax assets in several of its foreign jurisdictions based on the result of the Company's evaluation of the likelihood of potential tax benefits related to the foreign entities' most recent three years of operating results and projections of future profitability, which primarily resulted from a change in the Company's global transfer pricing methodology. There was a net decrease in valuation allowance of $3.9 million during the year ended December 31, 2017, which was comprised of a net decrease of $12.6 million that was allocable to current operations (includes a reduction in the valuation allowance of $16.7 million resulting from the Tax Act), an increase of $8.2 million from the adoption of ASU 2016-09 that was allocable to accumulated deficit and an increase of $0.5 million that was allocable to goodwill as part of the HubLogix acquisition. There was a net increase in the valuation allowance of $1.0 million during the year ended December 31, 2018, which was comprised of a net increase of $2.4 million that was allocable to operations, and a $1.4 million decrease resulting from the Company's adoption of ASC 606 that was allocable to accumulated deficit. The Company does not generally consider deferred tax liabilities on indefinite-lived assets as a source of future taxable income available to be able to realize deferred tax assets. However, the Company considers the deferred tax liability associated with an indefinite-lived intangible asset as a source of future taxable income available to be able to realize the deferred tax asset recorded for the U.S. federal alternative minimum tax credit and U.S. federal NOL carryforwards generated in years ending after December 31, 2017, which can be carried forward indefinitely. Since both the deferred tax liability and the deferred tax asset have indefinite lives, they offset each other to arrive at the net deferred tax asset, which is offset by a valuation allowance.

Undistributed earnings of the Company's foreign subsidiaries are indefinitely reinvested offshore and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. The cumulative amount of undistributed earnings of the Company's non-U.S. subsidiaries for the years ended December 31, 2018 and 2017 was nominal. The determination of the deferred tax liability, which requires complex analysis of international tax situations related to repatriation, is not practicable at this time. The Company is presently investing in international operations located in Europe, Asia, Australia and South America. The Company is funding the working capital needs of its foreign operations through its U.S. operations. In the future, the Company will utilize any foreign undistributed earnings, as well as continued funding from its U.S. operations, to support its continued investment in foreign growth.
A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
U.S. statutory federal rate	21.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	7.8	2.5	3.2
Change in U.S. federal statutory rate	—	(102.2)	—
Nondeductible expenses	(13.5)	(10.5)	(1.6)
Effect of foreign tax rate differential	(0.5)	(5.3)	(3.8)
Uncertain tax positions	(3.3)	(1.6)	(0.8)
Research and development credit	15.1	5.6	4.1
Change in valuation allowance	(36.4)	77.1	11.2
Other	1.0	(1.3)	(4.9)
Effective tax rate	(8.8)%	(1.7)%	41.4%
The Company's effective tax rates for the years ended December 31, 2018 and 2017 are lower than the U.S. federal statutory rates of 21% and 34%, respectively, primarily due to operating losses which are subject to a valuation allowance. The Company cannot recognize the tax benefit of operating loss carryforwards generated in certain jurisdictions due to uncertainties relating to future taxable income in those jurisdictions in terms of both its timing and its sufficiency, which would enable the Company to realize the benefits of those carryforwards. For the year ended December 31, 2016, the effective tax rate is higher than the U.S. federal statutory rate of 34% primarily due to the $5.3 million release of the valuation allowance on deferred tax assets in several of its foreign jurisdictions. In 2018 and 2017, due to the release of the valuation allowance at the end of 2016, the Company recognizes tax expense in most of these foreign jurisdictions. In addition, starting in 2017 and continuing through 2018, the Company no longer had sufficient deferred tax liabilities in one of its foreign subsidiaries necessary to realize the tax benefit of all of its deferred tax assets for that same foreign subsidiary. In 2017, the Company recorded a valuation allowance against the deferred tax assets of that foreign subsidiary, net of deferred tax liabilities. As a result, the Company is not currently permitted to recognize the tax benefit of that subsidiary's losses. The remeasurement of the Company's U.S. net deferred tax assets to reflect the newly enacted U.S. statutory tax rate of 21%, the impact of which was recorded in 2017, resulted in tax expense of $16.6 million, which was offset by a corresponding reduction to the valuation allowance of $16.7 million. The net result from the change in the U.S. federal statutory tax rate was a tax benefit of $0.1 million. The nondeductible expenses during the years ended December 31, 2018, 2017 and 2016 primarily related to stock-based compensation expense associated with nondeductible stock awards. Nondeductible stock award expense and share-based compensation shortfalls had a lower impact on the December 31, 2016 tax rate than they did on the tax rate for the years ended December 31, 2018 and 2017. The increase in the effective tax rate impact from state taxes, net of federal benefit, and research and development credit and the decrease in the effective tax rate impact from the effect of foreign tax rate differential for the years ended December 31, 2017 and 2016 compared to the year ended December 31, 2018, was primarily due to the decrease in the U.S. federal statutory tax rate. The Company's foreign jurisdictions comprise a mix of income and loss making entities. In 2018, foreign income exceeded foreign losses and in 2017 and 2016, foreign losses exceeded foreign income.
The Company accounts for uncertain tax provisions in accordance with Accounting Standards Codification Topic 740-10, Income Taxes ("ASC 740-10"). This guidance provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return.
The following table shows the changes in unrecognized tax benefits in accordance with ASC 740-10 for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Balance as of January 1,	$1,282	$766	$681
Increases related to current tax positions	217	199	146
Increases related to prior year tax positions	12	317	—
Decreases related to prior year tax positions	(103)	—	(42)
Decreases related to the expirations of statutes of limitations	—	—	(19)
Balance as of December 31,	$1,408	$1,282	$766
Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that a de minimis amount of unrecognized tax benefits could reverse in the next twelve months. If the total unrecognized tax benefit was recognized, there would be a de minimis impact on the effective tax rate. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to the tax contingencies. The Company's policy for recording interest and penalties is to record them as a component of provision for income taxes.
The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local tax examinations by tax authorities for years prior to 2015, although carryforward attributes that were generated prior to 2015 may still be adjusted upon examination by the Internal Revenue Service if they either have been or will be used in a future period. The Company is no longer subject to examination in foreign tax jurisdictions for tax periods 2013 and prior. No income tax returns are currently under examination by taxing authorities.
9. EQUITY INCENTIVE PLANS AND STOCK-BASED COMPENSATION
In May 2013, the Company's board of directors adopted, and the Company's stockholders approved, the 2013 Equity Incentive Plan (the "2013 Plan"), pursuant to which the Company initially reserved 1,250,000 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2013 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company's employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2014 through January 1, 2023, by 5% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company's board of directors. Accordingly, on January 1, 2019 the number of shares reserved for issuance under the 2013 Plan increased by 1,367,355 shares. As of December 31, 2018, 1,832,395 shares remained available for future grant under the 2013 Plan. As a result of the adoption of the 2013 Plan, no further grants may be made under the former 2001 Stock Plan.
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Cost of revenue (1)	$911	$951	$1,417
Sales and marketing (1)	3,144	3,827	4,617
Research and development	2,152	2,260	1,962
General and administrative	4,391	4,909	5,266
	$10,598	$11,947	$13,262

(1)
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on reported operating loss or net loss for the period. Refer to Note 2, "Significant Accounting Policies," for further detail.

Stock Option Awards
The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company's employee stock options. The expected life represents the period of time the stock options are e xpected to be outstanding and is based on the "simplified method." Under the "simplified method," the expected life of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company used the "simplified method" due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is estimated based on the historical volatility of the Company's stock. Prior to the fourth quarter of 2017, expected volatility was estimated based on volatilities of publicly traded stock for comparable companies over the estimated expected life of the stock options. The Company assumed no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company's history of not paying dividends.
The following table summarizes the assumptions used for estimating the fair value of stock options granted for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Risk-free interest rate	2.7% - 2.9%	1.4% - 2.1%	0.8% - 1.8%
Expected term (years)	6.25	6.25	6.25
Expected volatility	43%	45% - 51%	46% - 50%
Dividend yield	0%	0%	0%
The following is a summary of the option activity for the year ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding balance at December 31, 2017	2,108,392	$9.87
Granted	362,415	14.85
Exercised	(131,359)	8.38
Forfeited	(119,110)	12.24
Expired	(12,197)	22.99
Outstanding balance at December 31, 2018	2,208,141	$10.57	6.79	$3,829
Exercisable at December 31, 2018	1,160,095	$9.44	5.42	$3,148
Vested and expected to vest at December 31, 2018	2,017,915	$10.47	6.66	$3,698
The weighted average grant date fair value for the Company's stock options granted during the years ended December 31, 2018, 2017, and 2016 was $5.98, $4.17 and $4.73 per share, respectively.
The total fair value of stock options vested during the years ended December 31, 2018, 2017 and 2016 was $1.5 million, $1.2 million and $1.1 million, respectively.
The total compensation cost related to nonvested stock options not yet recognized as of December 31, 2018 was $2.0 million and will be recognized over a weighted average period of approximately 1.8 years.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018, 2017, and 2016 was $0.6 million, $0.5 million and $2.1 million, respectively.

Restricted Stock Units
The following table summarizes the RSU activity for the year ended December 31, 2018:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested RSUs as of December 31, 2017	2,481,037	$11.14
Granted	967,367	13.81
Vested	(901,563)	12.10
Forfeited	(330,411)	11.44
Unvested RSUs as of December 31, 2018	2,216,430	$11.87
The total unrecognized compensation cost related to the unvested RSUs as of December 31, 2018 was $9.8 million and will be recognized over a weighted average period of approximately 1.8 years.
10. NET LOSS PER SHARE
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Stock options	2,208,141	2,108,392	1,686,095
RSUs	2,216,430	2,481,037	2,151,658
11. SEGMENT AND GEOGRAPHIC INFORMATION
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") for purposes of allocating resources and evaluating financial performance. The Company's CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company's operations constitute a single operating segment and one reportable segment.
Substantially all assets were held in the United States during the years ended December 31, 2018 and 2017. The following table summarizes revenue by geography for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Revenue by geography:
Domestic	$99,901	$95,722	$88,668
International	31,317	26,813	24,532
Total	$131,218	$122,535	$113,200
The Company's revenue from external customers based in the United Kingdom totaled $12.3 million, $11.7 million and $12.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
12. RETIREMENT PLANS
The Company provides retirement plans whereby participants may elect to contribute a portion of their annual compensation to the plans, after complying with certain requirements and subject to certain limitations. The Company contributed an aggregate of $1.7 million, $1.5 million and $1.0 million to the plans for the years ended December 31, 2018, 2017 and 2016, respectively.

13. SELECTED QUARTERLY INFORMATION (UNAUDITED)
The following tables summarize the Company's quarterly results of operations for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended,
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$31,445	$32,660	$32,324	$34,789
Gross profit	24,092	25,685	24,718	27,222
(Loss) income from operations	(3,151)	(2,734)	(2,241)	620
Net (loss) income	(3,157)	(2,764)	(2,287)	607
Net (loss) income per share:
Basic	$(0.12)	$(0.10)	$(0.08)	$0.02
Diluted	$(0.12)	$(0.10)	$(0.08)	$0.02

	Three Months Ended,
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$28,329	$30,004	$30,097	$34,105
Gross profit (1)	20,633	22,860	22,788	27,152
Loss from operations	(8,053)	(3,968)	(4,121)	(436)
Net loss	(8,056)	(3,985)	(4,055)	(461)
Net loss per share:
Basic and diluted	$(0.31)	$(0.15)	$(0.15)	$(0.02)

(1)
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on reported Loss from operations or Net loss for the period. Refer to Note 2, "Significant Accounting Policies," for further detail.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report. The term "disclosure controls and procedures," as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the "SEC"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included in Part II, Item 8. of this Annual Report.
ITEM 9B. OTHER INFORMATION

Not applicable.
PART III
We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the "2019 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."
ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."
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

4.1
Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on May 9, 2013).

10.1+
2001 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.2+
Form of Incentive Stock Option Agreement under 2001 Stock Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.3+
2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 (File No. 333-188988), filed with the Securities and Exchange Commission on May 31, 2013).

10.4+
Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 26, 2013).

10.5+
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 26, 2013).

10.6+
Form of Indemnification Agreement with non-employee directors (incorporated herein by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.7+
Amended and Restated Executive Severance and Change in Control Letter Agreement, dated as of December 17, 2014, by and between the Registrant and David J. Spitz (incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 26, 2015).

10.8+
Schedule of Compensation for Non-Employee Directors, adopted effective as of February 19, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on May 10, 2018).

10.9
Office lease, dated as of August 15, 2014, by and between the Registrant and Raleigh 1 LP (as successor in interest to Duke Realty Limited Partnership) (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 6, 2014).

10.10+
Executive Severance and Change in Control Letter Agreement, dated as of December 17, 2014, by and between the Registrant and Diana S. Allen (incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 26, 2015).

10.11
First Amendment to Office Lease, dated as of December 10, 2015, by and between the Registrant and Raleigh 1 LP (as successor in interest to Duke Realty Limited Partnership) (incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K (File No. 001-35940), filed with the SEC on February 25, 2016).

10.12+
Executive Severance and Change in Control Letter Agreement, dated as of August 31, 2015, by and between the Registrant and Mark E. Cook (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 5, 2015).

10.13
Second Amendment to Office Lease, dated as of August 25, 2017, by and between the Registrant and Raleigh 1 LP (as successor in interest to Duke Realty Limited Partnership) (incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K (File No. 001-35940), filed with the SEC on February 13, 2018).

10.14
Third Amendment to Office Lease, dated as of April 5, 2018, by and between the Registrant and Raleigh 1 LP (as successor in interest to Duke Realty Limited Partnership). (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on August 9, 2018).

10.15+	Amendment to Executive Severance and Change in Control Letter Agreement, dated as of December 31, 2018, by and between the Registrant and David J. Spitz.

10.16+	Amendment to Executive Severance and Change in Control Letter Agreement, dated as of December 31, 2018, by and between the Registrant and Mark E. Cook.

10.17+	Amendment to Executive Severance and Change in Control Letter Agreement, dated as of December 31, 2018, by and between the Registrant and Diana S. Allen.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on signature page hereto).

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1^	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

CHANNELADVISOR CORPORATION

	By:	/s/ David J. Spitz
February 13, 2019		David J. Spitz Chief Executive Officer
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

Signature	Title	Date

/s/ David J. Spitz	Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2019
David J. Spitz

/s/ Mark E. Cook	Chief Financial Officer (Principal Financial Officer)	February 13, 2019
Mark E. Cook

/s/ Richard F. Cornetta	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2019
Richard F. Cornetta

/s/ M. Scot Wingo	Director	February 13, 2019
M. Scot Wingo

/s/ Timothy J. Buckley	Director	February 13, 2019
Timothy J. Buckley

/s/ Joseph L. Cowan	Director	February 13, 2019
Joseph L. Cowan

/s/ Janet R. Cowell	Director	February 13, 2019
Janet R. Cowell

/s/ Marc E. Huffman	Director	February 13, 2019
Marc E. Huffman

/s/ Timothy V. Williams	Director	February 13, 2019
Timothy V. Williams