Form 10-Q
period 2019-03-31
CHANNELADVISOR CORP
filed 2019-05-09
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	ECOM	New York Stock Exchange

The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on April 30, 2019 was 27,855,571.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,416	$47,185
Accounts receivable, net of allowance of $715 and $652 as of March 31, 2019 and December 31, 2018, respectively	22,097	23,436
Prepaid expenses and other current assets	8,986	9,248
Total current assets	79,499	79,869
Operating lease right of use assets	14,102	—
Property and equipment, net	11,253	12,007
Goodwill	23,486	23,486
Intangible assets, net	1,742	1,894
Deferred contract costs, net of current portion	11,586	11,336
Long-term deferred tax assets, net	4,007	4,162
Other assets	958	1,515
Total assets	$146,633	$134,269
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,110	$1,598
Accrued expenses	10,203	9,358
Deferred revenue	23,493	24,205
Other current liabilities	6,677	3,569
Total current liabilities	41,483	38,730
Long-term operating leases, net of current portion	13,105	—
Long-term finance leases, net of current portion	1,404	1,404
Lease incentive obligation	—	2,154
Other long-term liabilities	1,196	2,343
Total liabilities	57,188	44,631
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,850,988 and 27,347,115 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	28	27
Additional paid-in capital	273,607	271,550
Accumulated other comprehensive loss	(1,629)	(1,707)
Accumulated deficit	(182,561)	(180,232)
Total stockholders' equity	89,445	89,638
Total liabilities and stockholders' equity	$146,633	$134,269
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$31,574	$31,445
Cost of revenue	7,529	7,353
Gross profit	24,045	24,092
Operating expenses:
Sales and marketing	14,313	14,890
Research and development	5,333	5,902
General and administrative	6,699	6,451
Total operating expenses	26,345	27,243
Loss from operations	(2,300)	(3,151)
Other income (expense):
Interest income (expense), net	183	125
Other income (expense), net	(20)	(19)
Total other income (expense)	163	106
Loss before income taxes	(2,137)	(3,045)
Income tax expense	192	112
Net loss	$(2,329)	$(3,157)
Net loss per share:
Basic and diluted	$(0.08)	$(0.12)
Weighted average common shares outstanding:
Basic and diluted	27,493,049	26,739,331
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(2,329)	$(3,157)
Other comprehensive income:
Foreign currency translation adjustments	78	109
Total comprehensive loss	$(2,251)	$(3,048)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(2,329)	$(3,157)
Adjustments to reconcile net loss to cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,546	1,480
Bad debt expense	242	189
Stock-based compensation expense	3,398	2,733
Deferred income taxes	189	105
Other items, net	60	(219)
Changes in assets and liabilities:
Accounts receivable	1,231	6,587
Prepaid expenses and other assets	1,525	1,195
Deferred contract costs	(511)	(1,942)
Accounts payable and accrued expenses	(3,092)	(3,660)
Deferred revenue	(839)	(1,339)
Cash and cash equivalents provided by operating activities	1,420	1,972
Cash flows from investing activities
Purchases of property and equipment	(172)	(338)
Payment of software development costs	(511)	(124)
Cash and cash equivalents used in investing activities	(683)	(462)
Cash flows from financing activities
Repayment of finance leases	(446)	(330)
Proceeds from exercise of stock options	937	159
Payment of statutory tax withholding related to net-share settlement of restricted stock units	—	(14)
Cash and cash equivalents provided by (used in) financing activities	491	(185)
Effect of currency exchange rate changes on cash and cash equivalents	3	2
Net increase in cash and cash equivalents	1,231	1,327
Cash and cash equivalents, beginning of period	47,185	53,422
Cash and cash equivalents, end of period	$48,416	$54,749
Supplemental disclosure of cash flow information
Cash paid for interest	$11	$19
Cash paid for income taxes, net	$15	$16
Supplemental disclosure of noncash investing and financing activities
Accrued statutory tax withholding related to net-share settlement of restricted stock units	$2,277	$1,949
Accrued capital expenditures	$21	$63
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
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss and cash flows. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2018 ("fiscal 2018"), which are included in the Company's Annual Report on Form 10-K for fiscal 2018. Except for the adoption of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("ASC 842"), there have been no material changes to the Company's significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2018. Refer to Note 5, "Leases," for additional information regarding the Company's adoption of ASC 842.
Recent Accounting Pronouncements

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Standards that the Company has not yet adopted as of March 31, 2019
Financial Instruments:
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
Standards that the Company adopted as of January 1, 2019
Leases:
ASU 2016-02, Leases (Topic 842)
This standard requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. This standard also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases.

The Company adopted this standard effective January 1, 2019 using the alternate adoption method which allows for the initial application of the standard as of the adoption date. The reported results as of and for the three months ended March 31, 2019 in the accompanying unaudited condensed consolidated financial statements are presented under ASC 842, while prior period results have not been adjusted and are reported in accordance with historical accounting guidance in effect for those periods. The Company elected to use the package of three practical expedients, as well as the practical expedient to apply hindsight in determining lease terms. Refer to Note 5, "Leases," for additional information regarding the impact of adoption under ASC 842 on the Company's consolidated financial statements.

The Company has reviewed new accounting pronouncements that were issued during the three months ended March 31, 2019 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, the useful lives of long-lived assets and other intangible assets, income taxes, assumptions used for purposes of determining stock-based compensation, leases, including estimating lease terms and extensions, and revenue recognition, including standalone selling prices for contracts with multiple performance obligations and the expected period of benefit for deferred contract costs, among others. Estimates and assumptions are also required to value assets acquired and liabilities assumed in conjunction with business combinations. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities.
3. STOCKHOLDERS' EQUITY
The following table summarizes the stockholders' equity activity for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$89,638	$81,911
Cumulative effect of accounting change (1)	—	7,501
Exercise of stock options and vesting of restricted stock units	937	159
Stock-based compensation expense	3,398	2,733
Statutory tax withholding related to net-share settlement of restricted stock units	(2,277)	(1,963)
Net loss	(2,329)	(3,157)
Foreign currency translation adjustments	78	109
Balance, end of period	$89,445	$87,293
(1) The Company recorded a reduction to accumulated deficit at January 1, 2018 as a result of its adoption of ASC 606, Revenue from Contracts with Customers.

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
Amortization expense associated with the Company's intangible assets was $0.2 million for each of the three months ended March 31, 2019 and 2018.
There were no changes to the Company's goodwill during the three months ended March 31, 2019.
5. LEASES
Financial Statement Impact of Adopting ASC 842, "Leases"
On January 1, 2019, the Company adopted ASC 842. The most significant impact of this standard relates to the Company's recognition of right of use (“ROU”) assets and lease liabilities for its operating leases. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company's accounting for finance leases, classified as capital leases under historical accounting guidance, was unchanged.
The following table summarizes the financial statement line items impacted by the Company's adoption of ASC 842 at January 1, 2019 (in thousands):

Balance Sheet - select financial statement line items	Ending balance	Effect of the adoption of		Beginning balance
	December 31, 2018	ASC 842		January 1, 2019
Operating lease right of use assets	$—	$15,099		$15,099
Other assets	1,515	(504)	(1)	1,011
Total assets	134,269	14,595		148,864
Other current liabilities	3,569	3,116	(2)	6,685
Total current liabilities	38,730	3,116		41,846
Long-term operating leases, net of current portion	—	14,310		14,310
Lease incentive obligation	2,154	(2,154)		—
Other long-term liabilities	2,343	(657)	(3)	1,686
Total liabilities	44,631	14,615		59,246
Accumulated other comprehensive loss	(1,707)	(12)		(1,719)
Total stockholders' equity	89,638	(12)		89,626
Total liabilities and stockholders' equity	$134,269	14,595	(4)	148,864
(1) Derecognition of lease inception fees associated with certain leases previously amortized over the respective lives of those leases.
(2) Net effect of derecognizing the Company's current deferred rent and lease incentive obligations as of December 31, 2018 and recognizing current operating lease liabilities.
(3) Derecognition of the Company's long-term deferred rent as of December 31, 2018.
(4) The resulting incremental expense due to the Company's adoption of ASC 842 was not considered significant and is recorded as rent expense in General and administrative in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2019.
Operating and Finance Lease Commitments
The Company leases office facilities and certain equipment under non-cancelable operating and finance leases. The Company determines if an arrangement is a lease and whether its classification is operating or finance at inception. Leases with an initial term of twelve months or less that are not expected to be renewed are not recorded on the balance sheet. For such leases, lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Certain operating leases include options to renew, with renewal terms extending up to 10 years, subject to certain conditions and notice obligations set forth in the lease agreements. The exercise of lease renewal options is at the Company's discretion.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the Company's best estimate of the collateralized borrowing rate over a similar term at the commencement date of the lease in determining the present value of future payments. The operating lease ROU assets also include any lease payments made and lease incentives and initial direct costs incurred. The lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise that option.
The following table summarizes the Company's lease assets and liabilities as of March 31, 2019 (in thousands):

As of March 31, 2019
Assets
Operating lease right of use assets	$14,102
Finance lease assets, included in Property and equipment, net (1)	3,366
Total leased assets	$17,468
Liabilities
Current
Operating lease liabilities, included in Other current liabilities	$4,198
Finance lease liabilities, included in Other current liabilities	1,609
Long-term
Long-term operating leases, net of current portion	13,105
Long-term finance leases, net of current portion	1,404
Total lease liabilities	$20,316
(1) Finance leases are presented net of accumulated amortization of $4.2 million as of March 31, 2019.
The following table summarizes the components of lease expense for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31, 2019
Operating lease cost, included in General and administrative expense (1)	$1,163
Finance lease cost
Amortization of leased assets, included in General and administrative expense	546
Interest on lease liabilities, included in Other income (expense), net	52
Less: sublease income, reducing rent expense in General and administrative expense (2)	(43)
Net lease cost	$1,718
(1) Excludes short-term lease costs of $0.1 million.
(2) The Company subleases space to a third party for which it anticipates receiving $0.2 million in annual rental payments during the term of the sublease agreement, which is through August 2022.

The following table summarizes other information related to leases for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31, 2019
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,012
Operating cash outflows from finance leases	11
Financing cash outflows from finance leases	446
Weighted-average remaining lease term (years)
Operating leases	3.83
Finance leases	1.92
Weighted-average discount rate
Operating leases	5.50%
Finance leases	6.99%
The following table summarizes maturities of lease liabilities as of March 31, 2019 (in thousands):

	Operating Leases (1)	Finance Leases
2019 (remaining nine months)	$3,666	$1,812
2020	5,180	1,507
2021	4,916	—
2022	4,226	—
2023	1,214	—
Total lease payments	$19,202	$3,319
Less: imputed interest	(1,899)	(306)
Present value of lease liabilities	$17,303	$3,013
(1) Excludes future minimum lease payments for short-term operating leases of $0.3 million.
As of March 31, 2019, the Company had no operating or finance leases that had not yet commenced.
6. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition and Disaggregation of Revenue
The Company derives the majority of its revenue from subscription fees paid for access to and usage of its SaaS solutions for a specified period of time, typically one year. A portion of the subscription fee is typically fixed and is based on a specified minimum amount of gross merchandise value ("GMV") or advertising spend that a customer expects to process through the Company's platform over the contract term. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV or advertising spend processed through the Company's platform in excess of the customer's specified minimum GMV or advertising spend amount. In addition to subscription fees, contracts with customers may include implementation fees for launch assistance and training. Fixed subscription and implementation fees are billed in advance of the subscription term and are due in accordance with contract terms, which generally provide for payment within 30 days. Variable fees are subject to the same payment terms, although they are generally billed the month after they are incurred. The Company also generates revenue from its solutions that allow brands to direct potential consumers from their websites and digital marketing campaigns to authorized resellers. The Company's contracts typically have a one year term. The Company's contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of the Company's software at any time. Sales taxes collected from customers and remitted to government authorities are excluded from revenue.
The following table summarizes revenue disaggregation by product for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018 (1)
Marketplaces	$23,487	$23,893
Digital Marketing	4,512	4,345
Other	3,575	3,207
	$31,574	$31,445
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
Transaction Price Allocated to Future Performance Obligations
As the Company typically enters into contracts with customers for a twelve-month subscription term, substantially all of its performance obligations that have not yet been satisfied as of March 31, 2019 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, the aggregate transaction price allocated to the unsatisfied performance obligations was $22.4 million as of March 31, 2019, of which $14.3 million is expected to be recognized as revenue over the next twelve months.
Deferred Revenue
Deferred revenue represents the unearned portion of subscription and implementation fees. Deferred revenue is recorded when cash payments are received in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying condensed consolidated balance sheets under "Total current liabilities," net of any long-term portion that is included in "Other long-term liabilities." The following table summarizes deferred revenue activity for the three months ended March 31, 2019 (in thousands):

	Balance, beginning of period	Net additions	Revenue recognized	Balance, end of period
Deferred revenue	$24,708	30,838	(31,574)	$23,972
Of the $31.6 million of revenue recognized in the three months ended March 31, 2019, $14.2 million was included in deferred revenue at January 1, 2019.
Costs to Obtain Contracts
The Company capitalizes sales commissions and a portion of other incentive compensation costs that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying condensed consolidated balance sheets and are classified as "Prepaid expenses and other current assets," net of any long-term portion that is included in "Deferred contract costs, net of current portion." Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which the Company has determined to be five years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the three months ended March 31, 2019 (in thousands):

	Balance, beginning of period	Additions	Amortized costs (1)	Balance, end of period
Deferred contract costs	$15,209	1,530	(960)	$15,779
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
Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$385	$217
Sales and marketing	1,036	752
Research and development	730	649
General and administrative	1,247	1,115
	$3,398	$2,733
During the three months ended March 31, 2019, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Stock options	415,464	$4.96
Restricted stock units ("RSUs")	244,525	$13.04
Total share-based awards	659,989	$7.95

8. NET LOSS PER SHARE
Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company's net loss. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Stock options	2,530,493	2,038,117
RSUs	1,779,799	1,848,036
9. INCOME TAXES
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company's effective tax rate was (9.0)% and (3.7)% for the three months ended March 31, 2019 and 2018, respectively. The tax expense for each of the periods was based on state, local and foreign taxes. The Company’s effective tax rate for these periods is lower than the U.S. federal statutory rate of 21% primarily due to operating losses which are subject to a valuation allowance. The Company cannot recognize the tax benefit of operating loss carryforwards generated in certain jurisdictions due to uncertainties relating to future taxable income in those jurisdictions in terms of both its timing and its sufficiency, which would enable the Company to realize the benefits of those carryforwards. The change in the effective tax rate for the three months ended March 31, 2019 compared with the same period in the prior year is primarily due to a tax benefit recorded in 2018 attributable to the reduction of a "hanging" deferred tax liability for an indefinite-lived intangible asset. The Company utilized the "hanging" deferred tax liability to recognize a portion of the deferred tax asset for the indefinite-lived U.S. federal operating loss carryforward generated in the 2018 tax year, with the balance of the U.S. federal net operating loss deferred tax asset being offset by a valuation allowance.
The Tax Cuts and Jobs Act of 2017 ("Tax Act"), which went into effect on December 22, 2017, significantly revises the Internal Revenue Code of 1986, as amended. The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), repeal of the alternative minimum tax, limitation of the deduction for net operating losses to 80% of current year taxable income, indefinite net operating loss carryforward period and elimination of net operating loss carrybacks, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, creation of the base erosion anti-abuse tax, the global intangible low taxed income inclusion, which the Company accounts for as a period cost, the foreign derived intangible income deduction and modification or repeal of many business deductions and credits.
As of March 31, 2019, the IRS is still in the process of issuing guidance to taxpayers to address changes enacted in the Tax Act. The Company has prepared the income tax provision for the three months ended March 31, 2019 based on available guidance. However, if final guidance is issued that modifies the existing temporary guidance issued by the IRS or if the final guidance contradicts positions taken by the Company in the absence of any IRS guidance, this could have a material impact on the Company's consolidated financial statements.
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
Substantially all assets were held in the United States during the three months ended March 31, 2019 and the year ended December 31, 2018. The following table summarizes revenue by geography for the three months ended March 31, 2019 and 2018 (in thousands). The Company categorizes domestic and international revenue from customers based on their billing address.

	Three Months Ended March 31,
	2019	2018
Domestic	$23,653	$24,461
International	7,921	6,984
Total revenue	$31,574	$31,445

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2018, which are included in our Annual Report on Form 10-K for fiscal 2018.
We are a leading provider of software-as-a-service, or SaaS, solutions and our mission is to connect and optimize the world's commerce. Our proprietary e-commerce cloud platform, which is accessed through a standard web browser, helps brands and retailers worldwide improve their online performance by expanding sales channels, connecting with consumers around the world, optimizing their operations for peak performance and providing actionable analytics to improve competitiveness. More specifically, our suite of solutions allows our customers to manage their product listings, inventory availability, pricing optimization, search terms, orders and fulfillment, and other critical functions across these channels. Our customers utilize our platform to connect with new and existing sources of demand for their products through channels such as Amazon, eBay, Facebook, Google and Walmart. Our fulfillment solution makes it easier for customers to connect to their supply chain, which could include distributors, manufacturers and third-party logistics providers. We also offer solutions that allow brands to send their web visitors or digital marketing audiences directly to authorized resellers and to gain insight into consumer behavior. Overall, our platform delivers significant breadth, scalability and flexibility.
We serve customers across a wide range of industries and geographies. Our customers include the online businesses of brands and retailers, as well as advertising agencies that use our solutions on behalf of their clients.
EXECUTIVE OVERVIEW

FINANCIAL RESULTS

•	Total revenue of $31.6 million for the three months ended March 31, 2019 increased 0.4% from the comparable prior year period;

•	Average revenue per customer of $46,530 for the twelve months ended March 31, 2019 increased 5.9% compared with $43,920 for the twelve months ended March 31, 2018;

•
Revenue was comprised of 80.6% and 19.4% fixed and variable subscription fees, respectively, for the three months ended March 31, 2019 compared with fixed and variable subscription fees of 76.2% and 23.8%, respectively, for the three months ended March 31, 2018;

•
Revenue derived from customers located outside of the United States as a percentage of total revenue was 25.1% for the three months ended March 31, 2019 compared with 22.2% for the comparable prior year period;

•	Gross margin of 76.2% for the three months ended March 31, 2019 declined by 40 basis points compared with 76.6% for the comparable prior year period;

•	Operating margin of (7.3)% for the three months ended March 31, 2019 improved by 270 basis points compared with (10.0)% for the comparable prior year period;

•	Net loss of $(2.3) million for the three months ended March 31, 2019 improved compared with net loss of $(3.2) million for the comparable prior year period;

•	Adjusted EBITDA of $2.6 million for the three months ended March 31, 2019 increased 151.6% compared with adjusted EBITDA of $1.0 million for the comparable prior year period;

•	Cash and cash equivalents was $48.4 million at March 31, 2019 compared with $47.2 million at December 31, 2018; and

•	Operating cash flow was $1.4 million for the three months ended March 31, 2019 compared with $2.0 million for the three months ended March 31, 2018.
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

•
Product Offering Expansion. As online shopping evolves, we continue to expand our product offerings to reflect the needs of companies seeking to attract consumers. We continue to enhance our product offering by increasing online shopping marketplace channel integrations, including first-party retail programs, and improving our analytics capabilities, fulfillment features and user experience.

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

•
Increasing Complexity of E-commerce. Although e-commerce continues to expand as brands and retailers continue to increase their online sales, it is also becoming more complex due to the hundreds of channels available to brands and retailers and the rapid pace of change and innovation across those channels. In order to gain consumers' attention in a more crowded and competitive online marketplace, an increasing number of brands and many retailers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of brands and large online retailers. As a result, we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth. As of March 31, 2019, we supported 133 marketplaces.

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
The number of customers decreased during the first quarter of 2019 compared to the first quarter of 2018. We continue our focus on obtaining brands and large retailers as customers, which may represent a smaller number of total customers, but a potentially larger source of predictable or sustainable recurring revenue.

Adjusted EBITDA represents our earnings before interest (income) expense, income tax expense and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item. We believe that adjusted EBITDA provides useful information to management and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner that we do. Please refer to "Adjusted EBITDA" below for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most comparable U.S. GAAP measurement.

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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net loss and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net loss	$(2,329)	$(3,157)
Adjustments:
Interest (income) expense, net	(183)	(125)
Income tax expense	192	112
Depreciation and amortization expense	1,546	1,480
Total adjustments	1,555	1,467
EBITDA	(774)	(1,690)
Stock-based compensation expense	3,398	2,733
Adjusted EBITDA	$2,624	$1,043

RESULTS OF OPERATIONS

The following tables set forth our condensed consolidated statement of operations data and such data expressed as a percentage of revenues for each of the periods indicated.

	Three Months Ended March 31,		Period-to-Period Change
	2019	2018	Q1 2019 to Q1 2018
(dollars in thousands)
Revenue	$31,574	$31,445	$129	0.4%
Cost of revenue	7,529	7,353	176	2.4
Gross profit	24,045	24,092	(47)	(0.2)
Operating expenses:
Sales and marketing	14,313	14,890	(577)	(3.9)
Research and development	5,333	5,902	(569)	(9.6)
General and administrative	6,699	6,451	248	3.8
Total operating expenses	26,345	27,243	(898)	(3.3)
Loss from operations	(2,300)	(3,151)	851	(27.0)
Other income (expense):
Interest income (expense), net	183	125	58	46.4
Other income (expense), net	(20)	(19)	(1)	5.3
Total other income (expense)	163	106	57	53.8
Loss before income taxes	(2,137)	(3,045)	908	(29.8)
Income tax expense	192	112	80	71.4
Net loss	$(2,329)	$(3,157)	$828	(26.2)%

	Three Months Ended March 31,
	2019	2018
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue	23.8	23.4
Gross profit	76.2	76.6
Operating expenses:
Sales and marketing	45.3	47.4
Research and development	16.9	18.8
General and administrative	21.2	20.5
Total operating expenses	83.4	86.6
Loss from operations	(7.3)	(10.0)
Other income (expense):
Interest income (expense), net	0.6	0.4
Other income (expense), net	(0.1)	(0.1)
Total other income (expense)	0.5	0.3
Loss before income taxes	(6.8)	(9.7)
Income tax expense	0.6	0.4
Net loss	(7.4)%	(10.0)%

Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$923	$877
Sales and marketing	206	220
Research and development	90	98
General and administrative	327	285
Total depreciation and amortization expense	$1,546	$1,480

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

Comparison of Q1 2019 to Q1 2018
Revenue increased by 0.4%, or $0.1 million, to $31.6 million for the three months ended March 31, 2019 compared with $31.4 million for the prior year period. The change was primarily due to growth in revenue derived from our Where to Buy and Digital Marketing solutions, attributable to both new and expanded contractual arrangements.
On a trailing three-month basis, average revenue per customer increased by 2.1% to $11,282 for the three months ended March 31, 2019 compared with $11,045 for the three months ended March 31, 2018. The increase in average revenue per customer was primarily driven by our continued focus on obtaining brands and large retailers as customers, which may represent a smaller number of total customers, but a potentially larger source of predictable or sustainable recurring revenue.
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
Comparison of Q1 2019 to Q1 2018
Cost of revenue increased by 2.4%, or $0.2 million, to $7.5 million for the three months ended March 31, 2019 compared with $7.4 million for the prior year period. The change was comprised primarily of an increase in employee compensation, specifically stock-based compensation expense, due to the timing of equity award grants and the vesting of such awards.
OPERATING EXPENSES
SALES AND MARKETING EXPENSE

Sales and marketing expense consists primarily of:

•	Salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses and stock-based compensation;

•	Amortization of capitalized sales commissions and related incentive payments over their expected term of benefit;

•	Marketing, advertising and promotional event programs; and

•	Corporate communications.
Comparison of Q1 2019 to Q1 2018
Sales and marketing expense decreased by 3.9%, or $0.6 million, to $14.3 million for the three months ended March 31, 2019 compared with $14.9 million for the prior year period. The change was comprised primarily of decreases of:

•	$0.3 million in compensation and employee-related costs, primarily due to changes in headcount resulting from the reorganization of our China operations; and

•	$0.2 million in professional fees, including consulting and contractor services.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of:

•	Salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation; and

•	Costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology.

Comparison of Q1 2019 to Q1 2018
Research and development expense decreased by 9.6%, or $0.6 million, to $5.3 million for the three months ended March 31, 2019 compared with $5.9 million for the prior year period. The change was comprised primarily of a decrease in compensation and employee-related costs, mainly due to an increase in capitalized employee-related costs attributable to software development to support the enhancement of our product offerings.
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
Comparison of Q1 2019 to Q1 2018
General and administrative expense increased by 3.8%, or $0.2 million, to $6.7 million for the three months ended March 31, 2019 compared with $6.5 million for the prior year period. The change was comprised primarily of increases (decreases) of:

•	$0.5 million in compensation and employee-related costs, including stock-based compensation expense, mainly due to additional headcount; partially offset by

•	$(0.3) million in professional fees in connection with our implementation of the new revenue recognition standard in 2018 that did not recur in 2019.

GROSS AND OPERATING MARGINS

Comparison of Q1 2019 to Q1 2018
Gross margin declined by 40 basis points to 76.2% during the three months ended March 31, 2019 compared with 76.6% for the prior year period as a result of the increase in cost of revenue noted above, which exceeded the increase in revenue for the period.
Operating margin improved by 270 basis points to (7.3)% during the three months ended March 31, 2019 compared with (10.0)% for the prior year period due to our 3.3% decrease in operating expenses, which exceeded the growth in cost of revenue of 2.4%. Our improved operating margin was a result of our continuing strategic efforts to scale our business operations while managing costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Except for our adoption of ASC 842, during the three months ended March 31, 2019, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K for fiscal 2018. Refer to Note 5, "Leases," to our condensed consolidated financial statements included in this report for a description of changes to our lease accounting policies as a result of our adoption of ASC 842 as of January 1, 2019.
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

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents provided by operating activities	$1,420	$1,972
Less: Purchases of property and equipment	(172)	(338)
Free cash flow	$1,248	$1,634

Free cash flow decreased by $0.4 million to $1.2 million for the three months ended March 31, 2019 compared with $1.6 million for the prior year period. The decrease in free cash flow was primarily a result of changes in assets and liabilities, which are further described below.
Operating activities cash flows are largely driven by:

•	The amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business;

•	The amount and timing of customer payments;

•	The seasonality of our business, as noted above, which results in variations in the timing of invoicing and the receipt of payments from our customers; and

•	In 2018, the amount we paid in settlement of a sales tax audit.
Investing activities cash flows are largely driven by:

•	Capitalized expenditures to create internally developed software and implement software purchased for internal use; and

•	Purchases of property and equipment to support the expansion of our infrastructure and acquisitions.
Financing activities cash flows are largely driven by:

•	Proceeds from the exercises of stock options;

•	Payments on finance lease obligations; and

•	Tax withholdings related to the net-share settlement of restricted stock units.
Q1 2019
Operating Activities
Our cash provided by operating activities consisted of a net loss of $2.3 million adjusted for certain non-cash items totaling $5.4 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items.
The net decrease in cash resulting from changes in assets and liabilities of $1.7 million primarily consisted of:

•
a $3.1 million decrease in accounts payable and accrued expenses driven by payments for certain customer arrangements for which we collect and remit monthly activity-based fees incurred for specific channels on behalf of our customers (referred to as "agency of record" activities) and the timing of payments to our vendors;

•	a $0.8 million decrease in deferred revenue as a result of the timing of revenue recognition for managed-service contracts; and

•
a $0.5 million increase in deferred contract costs consisting of sales commissions and a portion of other incentive compensation that is deferred and amortized to expense over the expected period of benefit. These decreases in cash were offset by increases in cash due to

•
a $1.5 million decrease in prepaid expenses and other assets, primarily related to agency of record receipts (we record the amounts due from customers as a result of these arrangements as other receivables); and

•	a $1.2 million decrease in accounts receivable as a result of increased cash collections during the period.
Investing Activities
Our cash used in investing activities consisted of:

•	$0.5 million of capitalized software development costs; and

•	$0.2 million of capital expenditures primarily related to the purchase of computer equipment.
Financing Activities
Our cash provided by financing activities consisted of:

•	$0.9 million in cash received upon the exercise of stock options; partially offset by

•	$0.4 million used for the repayment of finance leases.

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

•
a $1.2 million decrease in prepaid expenses and other assets, primarily related to agency of record receipts (we record the amounts due from customers as a result of these arrangements as other receivables). These increases in cash were partially offset by decreases in cash due to

•	a $3.7 million decrease in accounts payable and accrued expenses, primarily driven by the timing of payments to our vendors during the period;

•
a $1.9 million increase in deferred contract costs consisting of sales commissions and a portion of other incentive compensation that is deferred and amortized to expense over the expected period of benefit; and

•	a $1.3 million net decrease in deferred revenue as a result of our adoption of ASC 606 and the timing of revenue recognition for managed-service contracts.
Investing Activities
Our cash used in investing activities consisted of:

•	$0.3 million of capital expenditures primarily related to the purchase of computer equipment; and

•	$0.1 million of capitalized software development costs.
Financing Activities
Our cash used in financing activities consisted of:

•	$0.3 million used for the repayment of finance leases; partially offset by

•	$0.2 million in cash received upon the exercise of stock options.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission, or SEC, Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the three months ended March 31, 2019, there were no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for fiscal 2018.
ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Controls Over Financial Reporting
Except for the implementation of certain internal controls related to our adoption of ASC 842, there have not been any changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure that we properly assessed the impact of ASC 842 on our financial statements to facilitate our adoption of the standard effective as of January 1, 2019.

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
We incurred net losses of $2.3 million and $7.6 million during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively, and we had an accumulated deficit of $182.6 million as of March 31, 2019. It is possible that our operating expenses will increase in the foreseeable future as we invest in increased sales and marketing and research and development efforts. To achieve profitability, we will need to either increase our revenue sufficiently to offset increasing expenses or reduce our expense levels. Our recent revenue growth may not be sustainable, and if we are forced to reduce our expenses, our growth strategy could be compromised. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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
Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our solutions could harm our reputation and damage our customers' businesses. Interruptions in our services could reduce our revenue, require us to issue credits to customers, subject us to potential liability, cause our existing customers to not renew their agreements or adversely affect our ability to attract new customers.
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
State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our platform in various jurisdictions is unclear. Further, these jurisdictions' rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. We previously entered into voluntary disclosure agreements, or VDAs, with certain jurisdictions and we paid an aggregate of $2.5 million under the terms of completed VDAs and as a settlement with one jurisdiction that rejected our VDA application and conducted a sales tax audit. We do not currently have any unresolved VDA applications or ongoing sales tax audits, though any successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.
Changes to U.S. tax laws could adversely affect our business and financial condition.
On December 22, 2017, the Tax Cuts and Jobs Act went into effect significantly revising the Internal Revenue Code of 1986, as amended. This Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Act. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
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
Such laws and regulations require or may in the future require us or our customers to implement privacy and security policies and practices; permit individuals to access, correct or delete personal information stored or maintained by us or our customers; inform individuals of security incidents that affect their personal information; and, in some cases, obtain consent to use personal information for specified purposes. Other proposed legislation could, if enacted, impose additional requirements and prohibit the use of specific technologies, such as those that track individuals' activities on web pages or record when individuals click on a link contained in an email message. Such laws and regulations could restrict our customers' ability to collect and use web browsing data and personal information, which may reduce our customers' demand for our solutions.
The laws in this area are complex and developing rapidly. In the United States, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. Further, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which takes effect on January 1, 2020 and has been dubbed the first “GDPR-like” law in the United States (referring to the EU’s General Data Protection Regulation, described below). The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States.
The European Union adopted a new General Data Protection Regulation, or GDPR, which went into effect in May 2018, to unify data protection within the European Union under a single law. The GDPR is likely to result in significantly greater compliance burdens and costs for companies with customers or operations in the European Union. The GDPR creates a range of new compliance obligations and increases financial penalties for non-compliance, and extends the scope of the European Union data protection law to all companies processing personal data of European Union data subjects, regardless of the company's location. These laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. We will continue to follow developments and work to maintain conforming means of transferring data from Europe, but despite our efforts to address the changes, we may be unsuccessful in establishing conforming means of transferring data from Europe. There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the European Union, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance could be onerous and adversely affect our business, financial condition, results of operations and prospects. While we do not currently believe that our compliance with the GDPR will have a material effect on our business, we will continue to monitor regulation and enforcement under this new law.
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
Our European headquarters are located in England, and we have offices in Germany, Ireland and Spain supporting brands and retailers throughout Europe. Currently, the United Kingdom is scheduled to leave the European Union no later than October 31, 2019, but the relationship between the United Kingdom and the European Union following a United Kingdom departure has not been determined yet. As a result, the impact of Brexit is not yet known and depends on any agreements the United Kingdom and European Union may make to retain access to each other's markets, either during a transition period or more permanently. The measures or lack of any agreement could disrupt the markets we serve and may increase costs for European consumers and our customers, which may cause consumers to reduce spending on products that our solutions serve and may cause customers to reduce their spending on our solutions. In addition, Brexit could lead to legal uncertainly and potentially divergent national laws and regulations, including with respect to data privacy. It is unclear what financial, trade, legal and employment implications the withdraw of the United Kingdom from the European Union would have and how the withdrawal would affect us. Adverse consequences such as reduced consumer spending, deterioration in economic conditions, volatility in exchange rates, and prohibitive laws and regulations could have a negative impact on our business, operating results and financial condition.
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
Future litigation may be necessary to defend ourselves or our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend and could:

•	hurt our reputation;

•	adversely affect our relationships with our current or future customers;

•	cause delays or stoppages in providing our services;

•	divert management's attention and resources;

•	require technology changes to our software that would cause us to incur substantial cost;

•	subject us to significant liabilities; and

•	require us to cease some or all of our activities.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations of the NYSE. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting and perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. This requires that we incur substantial professional fees and internal costs to maintain appropriate and necessary accounting and finance functions and that we expend significant management efforts.
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
As a public company listed in the United States, we incur significant additional legal, accounting and other costs, which we expect to increase, particularly after we ceased to be an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 on January 1, 2019. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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

CHANNELADVISOR CORPORATION

Date:	May 9, 2019	By:	/s/ Mark E. Cook
Mark E. Cook
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)