Form 10-Q
period 2019-06-30
CHANNELADVISOR CORP
filed 2019-08-08
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on July 31, 2019 was 28,042,671.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,025	$47,185
Accounts receivable, net of allowance of $656 and $652 as of June 30, 2019 and December 31, 2018, respectively	22,634	23,436
Prepaid expenses and other current assets	8,540	9,248
Total current assets	80,199	79,869
Operating lease right of use assets	13,096	—
Property and equipment, net	10,675	12,007
Goodwill	23,486	23,486
Intangible assets, net	1,589	1,894
Deferred contract costs, net of current portion	12,369	11,336
Long-term deferred tax assets, net	3,790	4,162
Other assets	845	1,515
Total assets	$146,049	$134,269
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,726	$1,598
Accrued expenses	11,789	9,358
Deferred revenue	23,174	24,205
Other current liabilities	6,573	3,569
Total current liabilities	43,262	38,730
Long-term operating leases, net of current portion	11,884	—
Long-term finance leases, net of current portion	—	1,404
Lease incentive obligation	—	2,154
Other long-term liabilities	1,104	2,343
Total liabilities	56,250	44,631
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,042,359 and 27,347,115 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	28	27
Additional paid-in capital	275,442	271,550
Accumulated other comprehensive loss	(1,772)	(1,707)
Accumulated deficit	(183,899)	(180,232)
Total stockholders' equity	89,799	89,638
Total liabilities and stockholders' equity	$146,049	$134,269
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$31,932	$32,660	$63,506	$64,105
Cost of revenue	7,096	6,975	14,625	14,328
Gross profit	24,836	25,685	48,881	49,777
Operating expenses:
Sales and marketing	14,092	15,974	28,405	30,864
Research and development	5,025	5,737	10,358	11,639
General and administrative	7,133	6,708	13,832	13,159
Total operating expenses	26,250	28,419	52,595	55,662
Loss from operations	(1,414)	(2,734)	(3,714)	(5,885)
Other income (expense):
Interest income (expense), net	211	106	394	231
Other income (expense), net	32	(1)	12	(20)
Total other income (expense)	243	105	406	211
Loss before income taxes	(1,171)	(2,629)	(3,308)	(5,674)
Income tax expense	167	135	359	247
Net loss	$(1,338)	$(2,764)	$(3,667)	$(5,921)
Net loss per share:
Basic and diluted	$(0.05)	$(0.10)	$(0.13)	$(0.22)
Weighted average common shares outstanding:
Basic and diluted	27,925,728	27,180,435	27,710,584	26,961,102
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(1,338)	$(2,764)	$(3,667)	$(5,921)
Other comprehensive loss:
Foreign currency translation adjustments	(143)	(591)	(65)	(482)
Total comprehensive loss	$(1,481)	$(3,355)	$(3,732)	$(6,403)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(3,667)	$(5,921)
Adjustments to reconcile net loss to cash and cash equivalents provided by operating activities:
Depreciation and amortization	3,142	2,959
Bad debt expense	434	532
Stock-based compensation expense	6,199	5,049
Deferred income taxes	352	190
Other items, net	192	(390)
Changes in assets and liabilities:
Accounts receivable	344	5,550
Prepaid expenses and other assets	1,609	4,373
Deferred contract costs	(1,836)	(3,586)
Accounts payable and accrued expenses	(1,157)	(5,398)
Deferred revenue	(1,082)	(2,326)
Cash and cash equivalents provided by operating activities	4,530	1,032
Cash flows from investing activities
Purchases of property and equipment	(249)	(656)
Payment of software development costs	(1,293)	(290)
Cash and cash equivalents used in investing activities	(1,542)	(946)
Cash flows from financing activities
Repayment of finance leases	(1,902)	(1,837)
Proceeds from exercise of stock options	951	1,004
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(169)	(1,569)
Cash and cash equivalents used in financing activities	(1,120)	(2,402)
Effect of currency exchange rate changes on cash and cash equivalents	(28)	(194)
Net increase (decrease) in cash and cash equivalents	1,840	(2,510)
Cash and cash equivalents, beginning of period	47,185	53,422
Cash and cash equivalents, end of period	$49,025	$50,912
Supplemental disclosure of cash flow information
Cash paid for interest	$214	$19
Cash paid for income taxes, net	$7	$58
Supplemental disclosure of noncash investing and financing activities
Accrued statutory tax withholding related to net-share settlement of restricted stock units	$3,089	$1,067
Accrued capital expenditures	$44	$77
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
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss and cash flows. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2018 ("fiscal 2018"), which are included in the Company's Annual Report on Form 10-K for fiscal 2018. Except for the adoption of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("ASC 842"), there have been no material changes to the Company's significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2018. Refer to Note 5, "Leases," for additional information regarding the Company's adoption of ASC 842.
Recent Accounting Pronouncements

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Standards that the Company has not yet adopted as of June 30, 2019
Financial Instruments:
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Effective date: January 1, 2020
This standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more useful information about expected credit losses.

The Company has formed a project team to prepare for the adoption of this standard by its effective date. The project team is developing an adoption plan and evaluating the impact of this guidance on the Company's consolidated financial statements.

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

The Company adopted this standard effective January 1, 2019 using the alternate adoption method which allows for the initial application of the standard as of the adoption date. The reported results as of and for the three and six months ended June 30, 2019 in the accompanying unaudited condensed consolidated financial statements are presented under ASC 842, while prior period results have not been adjusted and are reported in accordance with historical accounting guidance in effect for those periods. The Company elected to use the package of three practical expedients, as well as the practical expedient to apply hindsight in determining lease terms. Refer to Note 5, "Leases," for additional information regarding the impact of adoption under ASC 842 on the Company's consolidated financial statements.

The Company has reviewed new accounting pronouncements that were issued during the six months ended June 30, 2019 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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

3. STOCKHOLDERS' EQUITY
The following table summarizes the stockholders' equity activity for the three and six months ended June 30, 2019 and 2018 (in thousands, except share data):

	Three and Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	27,347,115	$27	$271,550	$(1,707)	$(180,232)	$89,638
Exercise of stock options and vesting of restricted stock units	681,944	1	936	—	—	937
Stock-based compensation expense	—	—	3,398	—	—	3,398
Statutory tax withholding related to net-share settlement of restricted stock units	(178,071)	—	(2,277)	—	—	(2,277)
Net loss	—	—	—	—	(2,329)	(2,329)
Foreign currency translation adjustments	—	—	—	78	—	78
Balance, March 31, 2019	27,850,988	28	273,607	(1,629)	(182,561)	89,445
Exercise of stock options and vesting of restricted stock units	290,346	—	15	—	—	15
Stock-based compensation expense	—	—	2,801	—	—	2,801
Statutory tax withholding related to net-share settlement of restricted stock units	(98,975)	—	(981)	—	—	(981)
Net loss	—	—	—	—	(1,338)	(1,338)
Foreign currency translation adjustments	—	—	—	(143)	—	(143)
Balance, June 30, 2019	28,042,359	$28	$275,442	$(1,772)	$(183,899)	$89,799

	Three and Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2017	26,601,626	$27	$262,805	$(789)	$(180,132)	$81,911
Cumulative effect of accounting change (1)	—	—	—	—	7,501	7,501
Exercise of stock options and vesting of restricted stock units	691,415	—	159	—	—	159
Stock-based compensation expense	—	—	2,733	—	—	2,733
Statutory tax withholding related to net-share settlement of restricted stock units	(209,154)	—	(1,963)	—	—	(1,963)
Net loss	—	—	—	—	(3,157)	(3,157)
Foreign currency translation adjustments	—	—	—	109	—	109
Balance, March 31, 2018	27,083,887	27	263,734	(680)	(175,788)	87,293
Exercise of stock options and vesting of restricted stock units	247,664	—	845	—	—	845
Stock-based compensation expense	—	—	2,316	—	—	2,316
Statutory tax withholding related to net-share settlement of restricted stock units	(52,902)	—	(673)	—	—	(673)
Net loss	—	—	—	—	(2,764)	(2,764)
Foreign currency translation adjustments	—	—	—	(591)	—	(591)
Balance, June 30, 2018	27,278,649	$27	$266,222	$(1,271)	$(178,552)	$86,426
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
Amortization expense associated with the Company's intangible assets was $0.2 million for each of the three months ended June 30, 2019 and 2018, and $0.3 million for each of the six months ended June 30, 2019 and 2018.
There were no changes to the Company's goodwill during the six months ended June 30, 2019.
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
(4) The resulting incremental expense due to the Company's adoption of ASC 842 was not considered significant and is recorded as rent expense in General and administrative in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2019.
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
The following table summarizes the Company's lease assets and liabilities as of June 30, 2019 (in thousands):

As of June 30, 2019
Assets
Operating lease right of use assets	$13,096
Finance lease assets, included in Property and equipment, net (1)	2,820
Total leased assets	$15,916
Liabilities
Current
Operating lease liabilities, included in Other current liabilities	$4,461
Finance lease liabilities, included in Other current liabilities	1,555
Long-term
Long-term operating leases, net of current portion	11,884
Total lease liabilities	$17,900
(1) Finance leases are presented net of accumulated amortization of $4.8 million as of June 30, 2019.
The following table summarizes the components of lease expense for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost, included in General and administrative expense (1)	$1,147	$2,310
Finance lease cost:
Amortization of leased assets, included in General and administrative expense	547	1,093
Interest on lease liabilities, included in Other income (expense), net	36	88
Less: sublease income, reducing rent expense in General and administrative expense (2)	(42)	(85)
Net lease cost	$1,688	$3,406
(1) Excludes short-term lease costs of $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively.
(2) The Company subleases space to a third party for which it anticipates receiving $0.2 million in annual rental payments during the term of the sublease agreement, which is through August 2022.
The following table summarizes other information related to leases for the six months ended June 30, 2019 (in thousands):

Six Months Ended June 30, 2019
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,228
Operating cash outflows from finance leases	214
Financing cash outflows from finance leases	1,902
Weighted-average remaining lease term (years)
Operating leases	3.60
Finance leases	1.68
Weighted-average discount rate
Operating leases	5.50%
Finance leases	6.99%

The following table summarizes maturities of lease liabilities as of June 30, 2019 (in thousands):

	Operating Leases (1)	Finance Leases
2019 (remaining six months)	$2,612	$152
2020	5,151	1,507
2021	4,897	—
2022	4,206	—
2023	1,189	—
Total lease payments	$18,055	$1,659
Less: imputed interest	(1,710)	(104)
Present value of lease liabilities	$16,345	$1,555
(1) Excludes future minimum lease payments for short-term operating leases of $0.2 million.
As of June 30, 2019, the Company had no operating or finance leases that had not yet commenced.
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
The following table summarizes revenue disaggregation by product for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (1)	2019	2018 (1)
Marketplaces	$23,631	$23,773	$47,118	$47,666
Digital Marketing	4,660	4,505	9,172	8,850
Other	3,641	4,382	7,216	7,589
	$31,932	$32,660	$63,506	$64,105
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
Transaction Price Allocated to Future Performance Obligations
As the Company typically enters into contracts with customers for a twelve-month subscription term, substantially all of its performance obligations that have not yet been satisfied as of June 30, 2019 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, the aggregate transaction price allocated to the unsatisfied performance obligations was $26.6 million as of June 30, 2019, of which $16.4 million is expected to be recognized as revenue over the next twelve months.
Deferred Revenue
Deferred revenue represents the unearned portion of subscription and implementation fees. Deferred revenue is recorded when cash payments are received in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying condensed consolidated balance sheets under "Total current liabilities," net of any long-term portion that is included in "Other long-term liabilities." The following table summarizes deferred revenue activity for the six months ended June 30, 2019 (in thousands):

	Balance, beginning of period	Net additions	Revenue recognized	Balance, end of period
Deferred revenue	$24,708	62,405	(63,506)	$23,607
Of the $63.5 million of revenue recognized in the six months ended June 30, 2019, $19.3 million was included in deferred revenue at January 1, 2019.
Costs to Obtain Contracts
The Company capitalizes sales commissions and a portion of other incentive compensation costs that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying condensed consolidated balance sheets and are classified as "Prepaid expenses and other current assets," net of any long-term portion that is included in "Deferred contract costs, net of current portion." Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which the Company has determined to be five years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the six months ended June 30, 2019 (in thousands):

	Balance, beginning of period	Additions	Amortized costs (1)	Balance, end of period
Deferred contract costs	$15,209	3,981	(2,161)	$17,029
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
Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$191	$92	$576	$309
Sales and marketing	737	728	1,773	1,480
Research and development	512	355	1,242	1,004
General and administrative	1,361	1,141	2,608	2,256
	$2,801	$2,316	$6,199	$5,049
During the six months ended June 30, 2019, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Stock options	475,345	$4.74
Restricted stock units ("RSUs")	323,761	$12.14
Total share-based awards	799,106	$7.74
8. NET LOSS PER SHARE
Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company's net loss. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three and six months ended June 30, 2019 and 2018:

	Three and Six Months Ended June 30,
	2019	2018
Stock options	2,586,984	2,307,949
RSUs	1,521,360	2,333,294
9. INCOME TAXES
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company's effective tax rate was (14.3)% and (5.1)% for the three months ended June 30, 2019 and 2018, respectively, and (10.9)% and (4.4)% for the six months ended June 30, 2019 and 2018, respectively. The tax expense for each of the periods was based on state, local and foreign taxes. The Company’s effective tax rate for these periods is lower than the U.S. federal statutory rate of 21% primarily due to operating losses which are subject to a valuation allowance. The Company cannot recognize the tax benefit of operating loss carryforwards generated in certain jurisdictions due to uncertainties relating to future taxable income in those jurisdictions in terms of both its timing and its sufficiency, which would enable the Company to realize the benefits of those carryforwards. The change in the effective tax rate for the three and six months ended June 30, 2019 compared with the same period in the prior year is primarily due to a tax benefit recorded in 2018 attributable to the reduction of a "hanging" deferred tax liability for an indefinite-lived intangible asset. The Company utilized the "hanging" deferred tax liability to recognize a portion of the deferred tax asset for the indefinite-lived U.S. federal operating loss carryforward generated in the 2018 tax year, with the balance of the U.S. federal operating loss carryforward deferred tax asset being offset by a valuation allowance.
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
As of June 30, 2019, the IRS is still in the process of issuing guidance to taxpayers to address changes enacted in the Tax Act. The Company has prepared the income tax provision for the three and six months ended June 30, 2019 based on available guidance. However, if final guidance is issued that modifies the existing temporary guidance issued by the IRS or if the final guidance contradicts positions taken by the Company in the absence of any IRS guidance, this could have a material impact on the Company's consolidated financial statements.
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
Substantially all assets were held in the United States during the six months ended June 30, 2019 and the year ended December 31, 2018. The following table summarizes revenue by geography for the three and six months ended June 30, 2019 and 2018 (in thousands). The Company categorizes domestic and international revenue from customers based on their billing address.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Domestic	$23,916	$25,076	$47,569	$49,537
International	8,016	7,584	15,937	14,568
Total revenue	$31,932	$32,660	$63,506	$64,105
11. SUBSEQUENT EVENT
In July 2019, the Company implemented a plan to reduce its expenses and align its operations with evolving business needs. As part of this strategic initiative, the Company's global workforce was reduced by approximately 10% and its physical operations in China are being discontinued. As a result of the implementation of this plan, the Company expects to recognize non-recurring severance and related costs of approximately $1.0 million during the quarter ending September 30, 2019.

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
EXECUTIVE OVERVIEW

FINANCIAL RESULTS

•	Total revenue of $31.9 million and $63.5 million for the three and six months ended June 30, 2019 decreased 2.2% and 0.9%, respectively, from the comparable prior year periods;

•	Average revenue per customer of $46,757 for the twelve months ended June 30, 2019 increased 3.8% compared with $45,029 for the twelve months ended June 30, 2018;

•
Revenue was comprised of 80.5% and 19.5% fixed and variable subscription fees, respectively, for the three months ended June 30, 2019 compared with fixed and variable subscription fees of 75.8% and 24.2%, respectively, for the three months ended June 30, 2018;

•
Revenue was comprised of 80.5% and 19.5% fixed and variable subscription fees, respectively, for the six months ended June 30, 2019 compared with fixed and variable subscription fees of 76.0% and 24.0%, respectively, for the six months ended June 30, 2018;

•
Revenue derived from customers located outside of the United States as a percentage of total revenue was 25.1% for both the three and six months ended June 30, 2019, respectively, compared with 23.2% and 22.7%, respectively, for the comparable prior year periods;

•
Gross margin of 77.8% and 77.0% for the three and six months ended June 30, 2019, respectively, declined by 80 and 60 basis points, respectively, compared with 78.6% and 77.6% for the comparable prior year periods;

•
Operating margin of (4.4)% and (5.8)% for the three and six months ended June 30, 2019, respectively, improved by 400 and 340 basis points, respectively, compared with (8.4)% and (9.2)% for the comparable prior year periods;

•
Net loss of $(1.3) million and $(3.7) million for the three and six months ended June 30, 2019, respectively, improved compared with net loss of $(2.8) million and $(5.9) million, respectively, for the comparable prior year periods;

•
Adjusted EBITDA of $3.0 million and $5.6 million for the three and six months ended June 30, 2019, respectively, increased 184.4% and 168.1%, respectively, compared with adjusted EBITDA of $1.1 million and $2.1 million for the comparable prior year periods;

•	Cash and cash equivalents was $49.0 million at June 30, 2019 compared with $47.2 million at December 31, 2018;

•	Operating cash flow was $4.5 million for the six months ended June 30, 2019 compared with $1.0 million for the six months ended June 30, 2018; and

•	Free cash flow was $3.0 million for the six months ended June 30, 2019 compared with $0.1 million for the six months ended June 30, 2018.
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

•
Product Offering Expansion. As online shopping evolves, we continue to expand our product offerings to reflect the needs of companies seeking to attract consumers. We continue to enhance our product offering by increasing online shopping channel integrations, including marketplace and first-party retail programs, providing capabilities that allow customers to be more competitive, including support for advertising, advanced repricing and machine learning based demand forecasting and improving our analytics capabilities, fulfillment features and user experience.

•
Growth in Mobile Usage. We believe the shift toward mobile commerce will increasingly favor aggregators such as Amazon, eBay, Google and Walmart, all of which are focal points of our platform. These systems understand the identity of the buyer, helping to reduce friction in the mobile commerce process, while offering a wide selection of merchandise in a single location. The growth in mobile commerce may result in increased revenue for us.

•
Shift to Larger Customers Through Our Direct Sales Channel. We believe that the growth in online shopping increasingly favors larger enterprises. This move impacts our business both in longer sales cycles as well as increased average revenue per customer.

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

•
Increasing Complexity of E-commerce. Although e-commerce continues to expand as brands and retailers continue to increase their online sales, it is also becoming more complex due to the hundreds of channels available to brands and retailers and the rapid pace of change and innovation across those channels. In order to gain consumers' attention in a more crowded and competitive online marketplace, an increasing number of brands and many retailers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of brands and large online retailers. As a result, we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth. As of June 30, 2019, we supported 142 marketplaces.

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

KEY FINANCIAL AND OPERATING METRICS

The average revenue generated per customer is a primary determinant of our revenue. We calculate this metric by dividing our revenue for a particular period by the average monthly number of customers during the period, which is calculated by taking the sum of the number of customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per customer in absolute dollars on a trailing twelve-month, or TTM, basis, but we may also calculate percentage changes in average revenue per customer on a quarterly basis in order to help us evaluate our period-over-period performance. For purposes of this metric and the number of customers metric described below, we include all customers who subscribe to at least one of our solutions, as well as strategic partners that we receive revenue from.
The number of customers decreased during the second quarter of 2019 compared to the second quarter of 2018. We continue our focus on obtaining brands and large retailers as customers, which may represent a smaller number of total customers, but a potentially larger source of predictable or sustainable recurring revenue.

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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net loss and our other U.S. GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(1,338)	$(2,764)	$(3,667)	$(5,921)
Adjustments:
Interest (income) expense, net	(211)	(106)	(394)	(231)
Income tax expense	167	135	359	247
Depreciation and amortization expense	1,596	1,479	3,142	2,959
Total adjustments	1,552	1,508	3,107	2,975
EBITDA	214	(1,256)	(560)	(2,946)
Stock-based compensation expense	2,801	2,316	6,199	5,049
Adjusted EBITDA	$3,015	$1,060	$5,639	$2,103

RESULTS OF OPERATIONS

The following tables set forth our condensed consolidated statement of operations data and such data expressed as a percentage of revenues for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		Period-to-Period Change		Period-to-Period Change
	2019	2018	2019	2018	Q2 2019 to Q2 2018		YTD 2019 to YTD 2018
(dollars in thousands)
Revenue	$31,932	$32,660	$63,506	$64,105	$(728)	(2.2)%	$(599)	(0.9)%
Cost of revenue	7,096	6,975	14,625	14,328	121	1.7	297	2.1
Gross profit	24,836	25,685	48,881	49,777	(849)	(3.3)	(896)	(1.8)
Operating expenses:
Sales and marketing	14,092	15,974	28,405	30,864	(1,882)	(11.8)	(2,459)	(8.0)
Research and development	5,025	5,737	10,358	11,639	(712)	(12.4)	(1,281)	(11.0)
General and administrative	7,133	6,708	13,832	13,159	425	6.3	673	5.1
Total operating expenses	26,250	28,419	52,595	55,662	(2,169)	(7.6)	(3,067)	(5.5)
Loss from operations	(1,414)	(2,734)	(3,714)	(5,885)	1,320	48.3	2,171	36.9
Other income (expense):
Interest income (expense), net	211	106	394	231	105	99.1	163	70.6
Other income (expense), net	32	(1)	12	(20)	33	*	32	*
Total other income (expense)	243	105	406	211	138	131.4	195	92.4
Loss before income taxes	(1,171)	(2,629)	(3,308)	(5,674)	1,458	55.5	2,366	41.7
Income tax expense	167	135	359	247	32	23.7	112	45.3
Net loss	$(1,338)	$(2,764)	$(3,667)	$(5,921)	$1,426	51.6%	$2,254	38.1%
* Not meaningful

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	22.2	21.4	23.0	22.4
Gross profit	77.8	78.6	77.0	77.6
Operating expenses:
Sales and marketing	44.1	48.9	44.7	48.1
Research and development	15.7	17.6	16.3	18.2
General and administrative	22.3	20.5	21.8	20.5
Total operating expenses	82.2	87.0	82.8	86.8
Loss from operations	(4.4)	(8.4)	(5.8)	(9.2)
Other income (expense):
Interest income (expense), net	0.7	0.3	0.6	0.4
Other income (expense), net	0.1	0.0	0.0	0.0
Total other income (expense)	0.8	0.3	0.6	0.3
Loss before income taxes	(3.7)	(8.0)	(5.2)	(8.9)
Income tax expense	0.5	0.4	0.6	0.4
Net loss	(4.2)%	(8.5)%	(5.8)%	(9.2)%
Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$978	$875	$1,901	$1,752
Sales and marketing	196	214	402	434
Research and development	93	90	183	188
General and administrative	329	300	656	585
Total depreciation and amortization expense	$1,596	$1,479	$3,142	$2,959

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

Comparison of Q2 2019 to Q2 2018
Revenue decreased by 2.2%, or $0.7 million, to $31.9 million for the three months ended June 30, 2019 compared with $32.7 million for the prior year period. The change was primarily due to a $1.7 million decline in variable revenue, primarily associated with revenue from strategic partners. This decrease was partially offset by a $0.9 million increase in fixed revenue, primarily from our Marketplaces and Digital Marketing solutions.
On a trailing three-month basis, average revenue per customer increased by 2.0% to $11,747 for the three months ended June 30, 2019 compared with $11,519 for the three months ended June 30, 2018. The increase in average revenue per customer was primarily driven by our continued focus on obtaining brands and large retailers as customers, which may represent a smaller number of total customers, but a potentially larger source of predictable or sustainable recurring revenue.
Comparison of YTD 2019 to YTD 2018
Revenue decreased by 0.9% or $0.6 million, to $63.5 million for the six months ended June 30, 2019 compared with $64.1 million for the prior year period. The change was primarily due to a $3.0 million decline in variable revenue, primarily associated with revenue from strategic partners. This decrease was partially offset by a $2.4 million increase in fixed revenue from our Marketplaces, Digital Marketing and Where to Buy solutions.
On a trailing six-month basis, average revenue per customer increased by 2.0% to $23,022 for the six months ended June 30, 2019 compared with $22,563 for the six months ended June 30, 2018. The increase in average revenue per customer was primarily driven by our continued focus on obtaining brands and large retailers as customers, which may represent a smaller number of total customers, but a potentially larger source of predictable or sustainable recurring revenue.

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
Comparison of Q2 2019 to Q2 2018
Cost of revenue increased by 1.7%, or $0.1 million, to $7.1 million for the three months ended June 30, 2019 compared with $7.0 million for the prior year period. The change was comprised primarily of an increase in employee compensation, specifically stock-based compensation expense, due to the timing of equity award grants and the vesting of such awards.
Comparison of YTD 2019 to YTD 2018
Cost of revenue increased by 2.1%, or $0.3 million, to $14.6 million for the six months ended June 30, 2019 compared with $14.3 million for the prior year period. The change was comprised primarily of an increase in employee compensation, specifically stock-based compensation expense, due to the timing of equity award grants and the vesting of such awards.

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
Comparison of Q2 2019 to Q2 2018
Sales and marketing expense decreased by 11.8%, or $1.9 million, to $14.1 million for the three months ended June 30, 2019 compared with $16.0 million for the prior year period. The change was comprised primarily of decreases of:

•	$1.1 million in our promotional event programs, marketing and advertising and travel, primarily due to reductions in cost associated with our annual e-commerce conference; and

•	$0.7 million in compensation and employee-related costs, primarily due to reductions in headcount.
Comparison of YTD 2019 to YTD 2018
Sales and marketing expense decreased by 8.0%, or $2.5 million to $28.4 million for the six months ended June 30, 2019 compared with $30.9 million for the prior year period. The change was comprised primarily of decreases of:

•	$1.1 million in our promotional event programs, marketing and advertising and travel, primarily due to reductions in cost associated with our annual e-commerce conference;

•	$1.0 million in compensation and employee-related costs, primarily due to reductions in headcount, including as a result of the reorganization of our China operations; and

•	$0.2 million in professional fees, including contractor services.
RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of:

•	Salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation; and

•	Costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology.

Comparison of Q2 2019 to Q2 2018
Research and development expense decreased by 12.4%, or $0.7 million, to $5.0 million for the three months ended June 30, 2019 compared with $5.7 million for the prior year period. The change was comprised primarily of a decrease in compensation and employee-related costs, mainly due to an increase in capitalized employee-related costs attributable to software development to support the enhancement of our product offerings.

Comparison of YTD 2019 to YTD 2018
Research and development expense decreased by 11.0%, or $1.3 million, to $10.4 million for the six months ended June 30, 2019 compared with $11.6 million for the prior year period. The change was comprised primarily of a decrease in compensation and employee-related costs, mainly due to an increase in capitalized employee-related costs attributable to software development to support the enhancement of our product offerings.

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
Comparison of Q2 2019 to Q2 2018
General and administrative expense increased by 6.3%, or $0.4 million, to $7.1 million for the three months ended June 30, 2019 compared with $6.7 million for the prior year period. The change was comprised primarily of increases (decreases) of:

•	$0.5 million in executive severance costs in connection with changes in management; partially offset by

•
$(0.2) million in professional fees in connection with the assessment by our independent auditors of the effectiveness of our internal control over financial reporting, which was required for the first time as part of our Annual Report on Form 10-K for fiscal 2018.

Comparison of YTD 2019 to YTD 2018
General and administrative expense increased by 5.1%, or $0.7 million, to $13.8 million for the six months ended June 30, 2019 compared with $13.2 million for the prior year period. The change was comprised primarily of increases (decreases) of:

•	$0.6 million in compensation and employee-related costs, including stock-based compensation expense, mainly due to additional headcount; and

•	$0.5 million in executive severance costs in connection with changes in management; partially offset by

•
$(0.6) million in professional fees in connection with the assessment by our independent auditors of the effectiveness of our internal control over financial reporting, which was required for the first time as part of our Annual Report on Form 10-K for fiscal 2018, and our implementation of the new revenue recognition standard in 2018.

GROSS AND OPERATING MARGINS

Comparison of Q2 2019 to Q2 2018
Gross margin declined by 80 basis points to 77.8% during the three months ended June 30, 2019 compared with 78.6% for the prior year period as a result of the increase in cost of revenue and decrease in revenue noted above.
Operating margin improved by 400 basis points to (4.4)% during the three months ended June 30, 2019 compared with (8.4)% for the prior year period due to our 7.6% decrease in operating expenses, which exceeded the growth in cost of revenue of 1.7%. Our improved operating margin was a result of our continuing strategic efforts to scale our business operations while managing costs.
Comparison of YTD 2019 to YTD 2018
Gross margin declined by 60 basis points to 77.0% during the six months ended June 30, 2019 compared with 77.6% for the prior year period as a result of the increase in cost of revenue and decrease in revenue noted above.
Operating margin improved by 340 basis points to (5.8)% during the six months ended June 30, 2019 compared with (9.2)% for the prior year period due to our 5.5% decrease in operating expenses, which exceeded the growth in cost of revenue of 2.1%. Our improved operating margin was a result of our continuing strategic efforts to scale our business operations while managing costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Except for our adoption of ASC 842, during the six months ended June 30, 2019, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K for fiscal 2018. Refer to Note 5, "Leases," to our condensed consolidated financial statements included in this report for a description of changes to our lease accounting policies as a result of our adoption of ASC 842 as of January 1, 2019.
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

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents provided by operating activities	$4,530	$1,032
Less: Purchases of property and equipment	(249)	(656)
Less: Payment of software development costs	(1,293)	(290)
Free cash flow	$2,988	$86
Free cash flow increased by $2.9 million to $3.0 million for the six months ended June 30, 2019 compared with $0.1 million for the prior year period. The increase in free cash flow was primarily a result of lower operating expenses, improved cash collections and changes in assets and liabilities, which are further described below.
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
YTD 2019
Operating Activities
Our cash provided by operating activities consisted of a net loss of $3.7 million adjusted for certain non-cash items totaling $10.3 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items.
The net decrease in cash resulting from changes in assets and liabilities of $(2.1) million primarily consisted of:

•
a $1.2 million decrease in accounts payable and accrued expenses driven by the timing of payments to our vendors and payments for certain customer arrangements for which we collect and remit monthly activity-based fees incurred for specific channels on behalf of our customers (referred to as "agency of record" activities);

•
a $1.8 million increase in deferred contract costs consisting of sales commissions and a portion of other incentive compensation that is deferred and amortized to expense over the expected period of benefit; and

•	a $1.1 million decrease in deferred revenue as a result of the timing of revenue recognition for managed-service contracts. These decreases in cash were partially offset by increases in cash due to

•
a $1.6 million decrease in prepaid expenses and other assets, primarily related to agency of record receipts (we record the amounts due from customers as a result of these arrangements as other receivables); and

•	a $0.3 million decrease in accounts receivable as a result of increased cash collections during the period.
Investing Activities
Our cash used in investing activities consisted of:

•	$1.3 million of capitalized software development costs; and

•	$0.2 million of capital expenditures primarily related to the purchase of computer equipment.

Financing Activities
Our cash used in financing activities consisted of:

•	$1.9 million used for the repayment of finance leases; and

•	$0.2 million used for the payment of taxes related to the net-share settlement of restricted stock units; partially offset by

•	$1.0 million in cash received upon the exercise of stock options.
YTD 2018
Operating Activities
Our cash provided by operating activities consisted of a net loss of $5.9 million adjusted for certain non-cash items totaling $8.3 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items.
The net decrease in cash resulting from changes in assets and liabilities of $(1.4) million primarily consisted of:

•	a $5.4 million decrease in accounts payable and accrued expenses driven by the timing of payments to our vendors during the period and a $1.0 million payment in 2018 to settle a sales tax audit;

•
a $3.6 million increase in deferred contract costs consisting of sales commissions and a portion of other incentive compensation that is deferred and amortized to expense over the expected period of benefit; and

•
a $2.3 million net decrease in deferred revenue as a result of our adoption of ASC 606 and the timing of revenue recognition for managed-service contracts. These decreases in cash were partially offset by increases in cash due to

•	a $5.6 million decrease in accounts receivable as a result of increased cash collections during the period; and

•
a $4.4 million decrease in prepaid expenses and other assets, primarily related to agency of record receipts (we record the amounts due from customers as a result of these arrangements as other receivables).

Investing Activities
Our cash used in investing activities consisted of:

•	$0.7 million of capital expenditures primarily related to the purchase of computer equipment; and

•	$0.3 million of capitalized software development costs.
Financing Activities
Our cash used in financing activities consisted of:

•	$1.8 million used for the repayment of finance leases; and

•	$1.6 million used for the payment of taxes related to the net-share settlement of restricted stock units; partially offset by

•	$1.0 million in cash received upon the exercise of stock options.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission, or SEC, Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the six months ended June 30, 2019, there were no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for fiscal 2018.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Control Over Financial Reporting
Except for the implementation of certain internal controls related to our adoption of ASC 842, there have not been any changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure that we properly assessed the impact of ASC 842 on our financial statements to facilitate our adoption of the standard effective as of January 1, 2019.

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
RISKS RELATED TO OUR BUSINESS
We have incurred significant net losses since inception, and it is possible that our operating expenses will increase in the future, which may make it more difficult for us to achieve profitability.
We incurred net losses of $3.7 million and $7.6 million during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively, and we had an accumulated deficit of $183.9 million as of June 30, 2019. It is possible that our operating expenses will increase in the future. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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

Moreover, if our sales increase, we may be required to concurrently deploy our hosting infrastructure at multiple additional locations or provide increased levels of customer service. Failure to accomplish any of these requirements could impair our ability to continue to deliver our solutions in a timely fashion, fulfill existing customer commitments or attract and retain new customers.
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

Following the U.S. Supreme Court's decision in South Dakota v. Wayfair, several states have enacted, and others may choose to enact in the future, new legislation and increase enforcement efforts of existing legislation requiring online retailers to collect and remit sales tax. If there is increased legislative or enforcement action, e-commerce in general could decline, and any additional taxes may increase the costs we and/or our customers will have to pay to sell their goods through our platform, thereby making our solutions less attractive and potentially resulting in a lower amount of GMV processed through our platform. As a result, our revenue could decline.
An increasing number of states have adopted laws that require out-of-state retailers to collect sales taxes on their behalf. The U.S. Supreme Court recently reversed its prior decision that prohibited states from requiring online retailers without a physical presence to collect and remit sales tax. In its decision, the Supreme Court upheld a South Dakota statute that imposed a sales tax collection obligation on remote sellers with sales exceeding specified thresholds. A number of states have already begun requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. This is a rapidly evolving area and we cannot predict what legislative or enforcement action might be taken by the states or Congress. Increased taxation of online sales could result in online shopping losing some of its current advantage over traditional retail models, which could diminish its appeal to consumers. This could cause e-commerce growth to slow, which would, in turn, hurt the business of our customers, potentially make our products less attractive and cause the amount of GMV processed through our platform, and ultimately our revenue, to decline.
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
Cybersecurity incidents could endanger the confidentiality, integrity and availability of our information resources and the information we collect, use, store and disclose. These incidents may be an intentional attack or an unintentional event, targeted at us or our third-party contractors or consultants, and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Such disruptions may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. We believe that we take reasonable steps that are designed to protect the security, integrity and confidentiality of the information we collect, use, store, and disclose, but there is no guarantee that inadvertent or unauthorized data access will not occur despite our efforts. For example, our system redundancy may be ineffective or inadequate, or we could be impacted by software bugs or other technical malfunctions, as well as employee error or malfeasance. In addition, while we believe we have adequate insurance coverage to compensate for any losses associated with such events, the coverage may in fact not be adequate to cover all potential losses. The development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Any unauthorized access or use of information, virus or similar breach or disruption to our, our customers', or our partners' systems and security measures could result in disrupted operations, loss of information, damage to our reputation and customer relationships, early termination of our contracts and other business losses, indemnification of our customers, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, financial penalties, litigation, regulatory investigations, and other significant liabilities, any of which could materially harm our business.
Global economic conditions could materially adversely impact demand for our solutions.
Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our solutions in response to tighter credit, unemployment, negative financial news or declines in income or asset values and other macroeconomic factors, or the perception that any of these may occur, any of which could have a material negative effect on demand for our solutions and, accordingly, on our business, results of operations or financial condition. For example, the United States has recently imposed increased tariffs on certain imports from China and has expressed a willingness for further tariffs on goods imported from China and other countries. Any economic uncertainty caused by the United States tariffs imposed or expected to be imposed on goods from China or other countries, and any retaliatory counter-measures imposed by countries subject to such tariffs, could have a negative impact on consumer spending for discretionary items, which in turn could hurt our brand and retailer customers in a manner that might cause them to spend less on our solutions. Any such outcome could impair our revenues and results of operations.

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
RISKS RELATED TO OUR INTERNATIONAL OPERATIONS
Our international operations subject us to increased challenges and risks. If we do not successfully manage the risks associated with international operations, we could experience a variety of costs and liabilities and the attention of our management could be diverted.
We have international operations and may further expand internationally by opening offices in new countries and regions worldwide. However, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, taxation systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

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
Our European headquarters are located in England, and we have offices in Germany, Ireland and Spain supporting brands and retailers throughout Europe. Currently, the United Kingdom is scheduled to leave the European Union no later than October 31, 2019, but the relationship between the United Kingdom and the European Union following a United Kingdom departure has not been determined yet. As a result, the impact of Brexit is not yet known and depends on any agreements the United Kingdom and European Union may make to retain access to each other's markets, either during a transition period or more permanently. The measures or lack of any agreement could disrupt the markets we serve and may increase costs for European consumers and our customers, which may cause consumers to reduce spending on products that our solutions serve and may cause customers to reduce their spending on our solutions. In addition, Brexit could lead to legal uncertainly and potentially divergent national laws and regulations, including with respect to data privacy. It is unclear what financial, trade, legal and employment implications the withdrawal of the United Kingdom from the European Union would have and how the withdrawal would affect us. Adverse consequences such as reduced consumer spending, deterioration in economic conditions, volatility in exchange rates, and prohibitive laws and regulations could have a negative impact on our business, operating results and financial condition.
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
Stockholders may initiate class action lawsuits against us following periods of volatility in the market prices of our common stock. For example, in 2015, class action complaints were filed against us, alleging violations of the federal securities laws. The cases were later dismissed by federal courts without any liability to us. New litigation, if instituted against us, could cause us to incur substantial costs and divert management's attention and resources from our business.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations of the NYSE. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. This requires that we incur substantial professional fees and internal costs to maintain appropriate and necessary accounting and finance functions and that we expend significant management efforts.
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

CHANNELADVISOR CORPORATION

Date:	August 8, 2019	By:	/s/ Richard F. Cornetta
Richard F. Cornetta
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)