Form 10-Q
period 2019-09-30
CHANNELADVISOR CORP
filed 2019-11-07
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on October 31, 2019 was 28,058,807.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,226	$47,185
Accounts receivable, net of allowance of $848 and $652 as of September 30, 2019 and December 31, 2018, respectively	21,292	23,436
Prepaid expenses and other current assets	8,231	9,248
Total current assets	77,749	79,869
Operating lease right of use assets	12,030	—
Property and equipment, net	10,249	12,007
Goodwill	23,486	23,486
Intangible assets, net	1,438	1,894
Deferred contract costs, net of current portion	12,667	11,336
Long-term deferred tax assets, net	3,486	4,162
Other assets	784	1,515
Total assets	$141,889	$134,269
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,339	$1,598
Accrued expenses	8,958	9,358
Deferred revenue	21,803	24,205
Other current liabilities	6,455	3,569
Total current liabilities	38,555	38,730
Long-term operating leases, net of current portion	10,597	—
Long-term finance leases, net of current portion	—	1,404
Lease incentive obligation	—	2,154
Other long-term liabilities	970	2,343
Total liabilities	50,122	44,631
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,058,807 and 27,347,115 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	28	27
Additional paid-in capital	276,211	271,550
Accumulated other comprehensive loss	(2,302)	(1,707)
Accumulated deficit	(182,170)	(180,232)
Total stockholders' equity	91,767	89,638
Total liabilities and stockholders' equity	$141,889	$134,269
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$31,678	$32,324	$95,184	$96,429
Cost of revenue	7,251	7,606	21,876	21,934
Gross profit	24,427	24,718	73,308	74,495
Operating expenses:
Sales and marketing	12,403	14,921	40,808	45,785
Research and development	4,803	5,350	15,161	16,989
General and administrative	5,440	6,688	19,272	19,847
Total operating expenses	22,646	26,959	75,241	82,621
Income (loss) from operations	1,781	(2,241)	(1,933)	(8,126)
Other income (expense):
Interest income (expense), net	205	120	599	351
Other income (expense), net	(44)	22	(32)	2
Total other income (expense)	161	142	567	353
Income (loss) before income taxes	1,942	(2,099)	(1,366)	(7,773)
Income tax expense	213	188	572	435
Net income (loss)	$1,729	$(2,287)	$(1,938)	$(8,208)
Net income (loss) per share:
Basic	$0.06	$(0.08)	$(0.07)	$(0.30)
Diluted	$0.06	$(0.08)	$(0.07)	$(0.30)
Weighted average common shares outstanding:
Basic	28,049,199	27,294,134	27,824,696	27,073,332
Diluted	28,754,679	27,294,134	27,824,696	27,073,332
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$1,729	$(2,287)	$(1,938)	$(8,208)
Other comprehensive loss:
Foreign currency translation adjustments	(530)	(250)	(595)	(732)
Total comprehensive income (loss)	$1,199	$(2,537)	$(2,533)	$(8,940)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(1,938)	$(8,208)
Adjustments to reconcile net loss to cash and cash equivalents provided by operating activities:
Depreciation and amortization	4,806	4,509
Bad debt expense	911	1,036
Stock-based compensation expense	7,000	8,023
Deferred income taxes	513	373
Other items, net	43	(667)
Changes in assets and liabilities:
Accounts receivable	1,007	4,451
Prepaid expenses and other assets	2,282	10,588
Deferred contract costs	(2,661)	(5,325)
Accounts payable and accrued expenses	(2,112)	(11,164)
Deferred revenue	(2,337)	(2,514)
Cash and cash equivalents provided by operating activities	7,514	1,102
Cash flows from investing activities
Purchases of property and equipment	(755)	(1,586)
Payment of software development costs	(1,972)	(579)
Cash and cash equivalents used in investing activities	(2,727)	(2,165)
Cash flows from financing activities
Repayment of finance leases	(2,357)	(2,092)
Proceeds from exercise of stock options	968	1,086
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(2,101)	(2,130)
Cash and cash equivalents used in financing activities	(3,490)	(3,136)
Effect of currency exchange rate changes on cash and cash equivalents	(256)	(333)
Net increase (decrease) in cash and cash equivalents	1,041	(4,532)
Cash and cash equivalents, beginning of period	47,185	53,422
Cash and cash equivalents, end of period	$48,226	$48,890
Supplemental disclosure of cash flow information
Cash paid for interest	$215	$26
Cash paid for income taxes, net	$64	$81
Supplemental disclosure of noncash investing and financing activities
Accrued statutory tax withholding related to net-share settlement of restricted stock units	$1,206	$635
Accrued capital expenditures	$35	$361
Finance lease obligations entered into for the purchase of fixed assets	$—	$4,217
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
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss and cash flows. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2018 ("fiscal 2018"), which are included in the Company's Annual Report on Form 10-K for fiscal 2018. Except for the adoption of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("ASC 842"), there have been no material changes to the Company's significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2018. Refer to Note 5, "Leases," for additional information regarding the Company's adoption of ASC 842.
Recent Accounting Pronouncements

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Standards that the Company has not yet adopted as of September 30, 2019
Financial Instruments:
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Effective date: January 1, 2020
This standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more useful information about expected credit losses.

The Company has formed a project team to prepare for the adoption of this standard by its effective date. The project team has developed an adoption plan and is evaluating the impact of this guidance on the Company's consolidated financial statements.

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

The Company adopted this standard effective January 1, 2019 using the alternate adoption method which allows for the initial application of the standard as of the adoption date. The reported results as of and for the three and nine months ended September 30, 2019 in the accompanying unaudited condensed consolidated financial statements are presented under ASC 842, while prior period results have not been adjusted and are reported in accordance with historical accounting guidance in effect for those periods. The Company elected to use the package of three practical expedients, as well as the practical expedient to apply hindsight in determining lease terms. Refer to Note 5, "Leases," for additional information regarding the impact of adoption under ASC 842 on the Company's consolidated financial statements.

The Company has reviewed new accounting pronouncements that were issued during the nine months ended September 30, 2019 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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

3. STOCKHOLDERS' EQUITY
The following table summarizes quarterly stockholders' equity activity for the nine month period ended September 30, 2019 and 2018 (in thousands, except share data):

	Quarterly Activity For The Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	27,347,115	$27	$271,550	$(1,707)	$(180,232)	$89,638
Exercise of stock options and vesting of restricted stock units	681,944	1	936	—	—	937
Stock-based compensation expense	—	—	3,398	—	—	3,398
Statutory tax withholding related to net-share settlement of restricted stock units	(178,071)	—	(2,277)	—	—	(2,277)
Net loss	—	—	—	—	(2,329)	(2,329)
Foreign currency translation adjustments	—	—	—	78	—	78
Balance, March 31, 2019	27,850,988	28	273,607	(1,629)	(182,561)	89,445
Exercise of stock options and vesting of restricted stock units	290,346	—	15	—	—	15
Stock-based compensation expense	—	—	2,801	—	—	2,801
Statutory tax withholding related to net-share settlement of restricted stock units	(98,975)	—	(981)	—	—	(981)
Net loss	—	—	—	—	(1,338)	(1,338)
Foreign currency translation adjustments	—	—	—	(143)	—	(143)
Balance, June 30, 2019	28,042,359	28	275,442	(1,772)	(183,899)	89,799
Exercise of stock options and vesting of restricted stock units	21,958	—	17	—	—	17
Stock-based compensation expense	—	—	801	—	—	801
Statutory tax withholding related to net-share settlement of restricted stock units	(5,510)	—	(49)	—	—	(49)
Net income	—	—	—	—	1,729	1,729
Foreign currency translation adjustments	—	—	—	(530)	—	(530)
Balance, September 30, 2019	28,058,807	$28	$276,211	$(2,302)	$(182,170)	$91,767

	Quarterly Activity For The Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2017	26,601,626	$27	$262,805	$(789)	$(180,132)	$81,911
Cumulative effect of accounting change (1)	—	—	—	—	7,501	7,501
Exercise of stock options and vesting of restricted stock units	691,415	—	159	—	—	159
Stock-based compensation expense	—	—	2,733	—	—	2,733
Statutory tax withholding related to net-share settlement of restricted stock units	(209,154)	—	(1,963)	—	—	(1,963)
Net loss	—	—	—	—	(3,157)	(3,157)
Foreign currency translation adjustments	—	—	—	109	—	109
Balance, March 31, 2018	27,083,887	27	263,734	(680)	(175,788)	87,293
Exercise of stock options and vesting of restricted stock units	247,664	—	845	—	—	845
Stock-based compensation expense	—	—	2,316	—	—	2,316
Statutory tax withholding related to net-share settlement of restricted stock units	(52,902)	—	(673)	—	—	(673)
Net loss	—	—	—	—	(2,764)	(2,764)
Foreign currency translation adjustments	—	—	—	(591)	—	(591)
Balance, June 30, 2018	27,278,649	27	266,222	(1,271)	(178,552)	86,426
Exercise of stock options and vesting of restricted stock units	42,565	—	82	—	—	82
Stock-based compensation expense	—	—	2,974	—	—	2,974
Statutory tax withholding related to net-share settlement of restricted stock units	(9,745)	—	(129)	—	—	(129)
Net loss	—	—	—	—	(2,287)	(2,287)
Foreign currency translation adjustments	—	—	—	(250)	—	(250)
Balance, September 30, 2018	27,311,469	$27	$269,149	$(1,521)	$(180,839)	$86,816
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
Amortization expense associated with the Company's intangible assets was $0.2 million for each of the three months ended September 30, 2019 and 2018, and $0.5 million for each of the nine months ended September 30, 2019 and 2018.
There were no changes to the Company's goodwill during the nine months ended September 30, 2019.

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
(4) The resulting incremental expense due to the Company's adoption of ASC 842 was not considered significant and is recorded as rent expense in General and administrative expense in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2019.
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
The following table summarizes the Company's lease assets and liabilities as of September 30, 2019 (in thousands):

As of September 30, 2019
Assets
Operating lease right of use assets	$12,030
Finance lease assets, included in Property and equipment, net (1)	2,273
Total leased assets	$14,303
Liabilities
Current
Operating lease liabilities, included in Other current liabilities	$4,462
Finance lease liabilities, included in Other current liabilities	1,404
Long-term
Long-term operating leases, net of current portion	10,597
Total lease liabilities	$16,463
(1) Finance leases are presented net of accumulated amortization of $5.3 million as of September 30, 2019.
The following table summarizes the components of lease expense for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost, included in General and administrative expense (1)	$1,108	$3,418
Finance lease cost:
Amortization of leased assets, included in General and administrative expense	546	1,639
Interest on lease liabilities, included in Other income (expense), net	26	114
Less: sublease income, reducing rent expense in General and administrative expense (2)	(41)	(126)
Net lease cost	$1,639	$5,045
(1) Excludes short-term lease costs of $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively.
(2) The Company subleases space to a third party for which it anticipates receiving $0.2 million in annual rental payments during the term of the sublease agreement, which is through August 2022.
The following table summarizes other information related to leases for the nine months ended September 30, 2019 (in thousands):

Nine Months Ended September 30, 2019
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,594
Operating cash outflows from finance leases	215
Financing cash outflows from finance leases	2,357
Weighted-average remaining lease term (years)
Operating leases	3.36
Finance leases	1.58
Weighted-average discount rate
Operating leases	5.50%
Finance leases	7.39%

The following table summarizes maturities of lease liabilities as of September 30, 2019 (in thousands):

	Operating Leases (1)	Finance Leases
2019 (remaining three months)	$1,297	$—
2020	5,084	1,507
2021	4,842	—
2022	4,153	—
2023	1,151	—
Total lease payments	$16,527	$1,507
Less: imputed interest	(1,468)	(103)
Present value of lease liabilities	$15,059	$1,404
(1) Excludes future minimum lease payments for short-term operating leases of $0.1 million.
As of September 30, 2019, the Company had no material operating or finance leases that had not yet commenced.
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
The following table summarizes revenue disaggregation by product for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018 (1)	2019	2018 (1)
Marketplaces	$23,348	$23,965	$70,466	$71,631
Digital Marketing	4,771	4,577	13,943	13,427
Other	3,559	3,782	10,775	11,371
	$31,678	$32,324	$95,184	$96,429
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
Transaction Price Allocated to Future Performance Obligations
As the Company typically enters into contracts with customers for a twelve-month subscription term, substantially all of its performance obligations that have not yet been satisfied as of September 30, 2019 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, the aggregate transaction price allocated to the unsatisfied performance obligations was $26.5 million as of September 30, 2019, of which $15.7 million is expected to be recognized as revenue over the next twelve months.
Deferred Revenue
Deferred revenue represents the unearned portion of subscription and implementation fees. Deferred revenue is recorded when cash payments are received in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying condensed consolidated balance sheets under "Total current liabilities," net of any long-term portion that is included in "Other long-term liabilities." The following table summarizes deferred revenue activity for the nine months ended September 30, 2019 (in thousands):

	Balance, beginning of period	Net additions	Revenue recognized	Balance, end of period
Deferred revenue	$24,708	92,666	(95,184)	$22,190
Of the $95.2 million of revenue recognized in the nine months ended September 30, 2019, $21.5 million was included in deferred revenue at January 1, 2019.
Costs to Obtain Contracts
The Company capitalizes sales commissions and a portion of other incentive compensation costs that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying condensed consolidated balance sheets and are classified as "Prepaid expenses and other current assets," net of any long-term portion that is included in "Deferred contract costs, net of current portion." Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which the Company has determined to be five years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the nine months ended September 30, 2019 (in thousands):

	Balance, beginning of period	Additions	Amortized costs (1)	Balance, end of period
Deferred contract costs	$15,209	6,044	(3,559)	$17,694
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
Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019 (1)	2018	2019 (1)	2018
Cost of revenue	$169	$298	$745	$607
Sales and marketing	—	1,003	1,773	2,483
Research and development	454	581	1,696	1,585
General and administrative	178	1,092	2,786	3,348
	$801	$2,974	$7,000	$8,023
(1) Stock-based compensation expense for the three and nine months ended September 30, 2019 decreased compared to the prior year periods due primarily to changes in executive management.
During the nine months ended September 30, 2019, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Stock options	554,545	$4.51
Restricted stock units ("RSUs")	1,281,826	$9.90
Total share-based awards	1,836,371	$8.27
8. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is calculated giving effect to all potentially dilutive shares of common stock, including stock options and restricted stock units (RSUs). The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.
The following table summarizes the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic:
Net income (loss)	$1,729	$(2,287)	$(1,938)	$(8,208)
Weighted average common shares outstanding, basic	28,049,199	27,294,134	27,824,696	27,073,332
Basic net income (loss) per share	$0.06	$(0.08)	$(0.07)	$(0.30)
Diluted:
Net income (loss)	$1,729	$(2,287)	$(1,938)	$(8,208)
Weighted average common shares outstanding, basic	28,049,199	27,294,134	27,824,696	27,073,332
Dilutive effect of:
Stock options	169,354	—	—	—
Unvested RSUs	536,126	—	—	—
Weighted average common shares outstanding, diluted	28,754,679	27,294,134	27,824,696	27,073,332
Diluted net income (loss) per share	$0.06	$(0.08)	$(0.07)	$(0.30)
The following equity instruments have been excluded from the calculation of diluted net income (loss) per share because the effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	1,923,938	2,289,910	2,341,209	2,289,910
RSUs	269,552	2,312,407	2,206,636	2,312,407
9. INCOME TAXES
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company's effective tax rate was 11.0% and (9.0)% for the three months ended September 30, 2019 and 2018, respectively, and (41.9)% and (5.6)% for the nine months ended September 30, 2019 and 2018, respectively. The tax expense for each of the periods was based on state, local and foreign taxes. The Company’s effective tax rate for these periods is lower than the U.S. federal statutory rate of 21% primarily due to operating losses which are subject to a valuation allowance. The Company cannot recognize the tax benefit of operating loss carryforwards generated in certain jurisdictions due to uncertainties relating to future taxable income in those jurisdictions in terms of both its timing and its sufficiency, which would enable the Company to realize the benefits of those carryforwards. The change in the effective tax rate for the three months ended September 30, 2019 compared with the same period in the prior year is primarily due to the shift from pre-tax loss for the three month period in 2018 to pre-tax income for the three month period in 2019. The change in the effective tax rate for the nine months ended September 30, 2019 compared with the same period in the prior year is primarily due to the decrease in pre-tax loss from the nine month period in 2018 to the nine month period in 2019. In addition, the change in the effective tax rate for both the three and nine month periods was partially due to a tax benefit recorded in 2018 attributable to the reduction of a "hanging" deferred tax liability for an indefinite-lived intangible asset. The Company utilized the "hanging" deferred tax liability to recognize a portion of the deferred tax asset for the indefinite-lived U.S. federal operating loss carryforward generated in the 2018 tax year, with the balance of the U.S. federal operating loss carryforward deferred tax asset being offset by a valuation allowance.
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
As of September 30, 2019, the IRS is still in the process of issuing guidance to taxpayers to address changes enacted in the Tax Act. The Company has prepared the income tax provision for the three and nine months ended September 30, 2019 based on available guidance. However, if final guidance is issued that modifies the existing temporary guidance issued by the IRS or if the final guidance contradicts positions taken by the Company in the absence of any IRS guidance, this could have a material impact on the Company's consolidated financial statements.
10. RESTRUCTURING
In the third quarter of 2019, the Company implemented a plan ("2019 Actions") to reduce its expenses and align its operations with evolving business needs. As part of this strategic initiative, the Company reduced its global workforce by approximately 10% and discontinued its physical operations in China. As a result of the implementation of the 2019 Actions, the Company recognized severance and related costs of $1.0 million during the three and nine months ended September 30, 2019.

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
Substantially all assets were held in the United States during the nine months ended September 30, 2019 and the year ended December 31, 2018. The following table summarizes revenue by geography for the three and nine months ended September 30, 2019 and 2018 (in thousands). The Company categorizes domestic and international revenue from customers based on their billing address.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Domestic	$23,551	$24,476	$71,120	$74,013
International	8,127	7,848	24,064	22,416
Total revenue	$31,678	$32,324	$95,184	$96,429

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
EXECUTIVE OVERVIEW

FINANCIAL RESULTS

•	Total revenue of $31.7 million and $95.2 million for the three and nine months ended September 30, 2019 decreased 2.0% and 1.3%, respectively, from the comparable prior year periods;

•	Average revenue per customer of $47,005 for the twelve months ended September 30, 2019 increased 2.0% compared with $46,073 for the twelve months ended September 30, 2018;

•
Revenue was comprised of 81.5% and 18.5% fixed and variable subscription fees, respectively, for the three months ended September 30, 2019 compared with fixed and variable subscription fees of 79.5% and 20.5%, respectively, for the three months ended September 30, 2018;

•
Revenue was comprised of 80.9% and 19.1% fixed and variable subscription fees, respectively, for the nine months ended September 30, 2019 compared with fixed and variable subscription fees of 77.2% and 22.8%, respectively, for the nine months ended September 30, 2018;

•
Revenue derived from customers located outside of the United States as a percentage of total revenue was 25.7% and 25.3% for the three and nine months ended September 30, 2019, respectively, compared with 24.3% and 23.2%, respectively, for the comparable prior year periods;

•
Gross margin of 77.1% and 77.0% for the three and nine months ended September 30, 2019, respectively, improved by 60 basis points and declined by 30 basis points, respectively, compared with 76.5% and 77.3% for the comparable prior year periods;

•
Operating margin of 5.6% and (2.0)% for the three and nine months ended September 30, 2019, respectively, improved by 1250 and 640 basis points, respectively, compared with (6.9)% and (8.4)% for the comparable prior year periods;

•
Net income (loss) of $1.7 million and $(1.9) million for the three and nine months ended September 30, 2019, respectively, improved compared with net loss of $(2.3) million and $(8.2) million, respectively, for the comparable prior year periods;

•
Adjusted EBITDA, a non-GAAP measure, of $5.2 million and $10.8 million for the three and nine months ended September 30, 2019, respectively, increased 124.2% and 145.1%, respectively, compared with adjusted EBITDA of $2.3 million and $4.4 million for the comparable prior year periods;

•	Cash and cash equivalents was $48.2 million at September 30, 2019 compared with $47.2 million at December 31, 2018;

•	Operating cash flow was $7.5 million for the nine months ended September 30, 2019 compared with $1.1 million for the nine months ended September 30, 2018; and

•	Free cash flow, a non-GAAP measure, was $4.8 million for the nine months ended September 30, 2019 compared with $(1.1) million for the nine months ended September 30, 2018.
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

KEY FINANCIAL AND OPERATING METRICS

The average revenue generated per customer is a primary determinant of our revenue. We calculate this metric by dividing our revenue for a particular period by the average monthly number of customers during the period, which is calculated by taking the sum of the number of customers at the end of each month in the period and dividing by the number of months in the period. We typically calculate average revenue per customer in absolute dollars on a trailing twelve-month, or TTM, basis, but we may also calculate percentage changes in average revenue per customer on a quarterly basis in order to help us evaluate our period-over-period performance. For purposes of this metric and the number of customers metric described below, we include all customers who subscribe to at least one of our solutions, as well as strategic partners from which we receive revenue.
The number of customers decreased as of the third quarter of 2019 compared to the third quarter of 2018. We continue our focus on obtaining brands and large retailers as customers, which may represent a smaller number of total customers, but a potentially larger source of predictable or sustainable recurring revenue.

Adjusted EBITDA represents our earnings before interest (income) expense, income tax expense and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item, and, for the three and nine months ended September 30, 2019 only, non-recurring severance and related costs. We believe that adjusted EBITDA provides useful information to management and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner that we do. Please refer to "Adjusted EBITDA" below for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net loss, the most comparable U.S. GAAP measurement.

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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net loss and our other U.S. GAAP results. The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$1,729	$(2,287)	$(1,938)	$(8,208)
Adjustments:
Interest (income) expense, net	(205)	(120)	(599)	(351)
Income tax expense	213	188	572	435
Depreciation and amortization expense	1,664	1,550	4,806	4,509
Total adjustments	1,672	1,618	4,779	4,593
EBITDA	3,401	(669)	2,841	(3,615)
Stock-based compensation expense	801	2,974	7,000	8,023
Non-recurring severance and related costs	965	—	965	—
Adjusted EBITDA	$5,167	$2,305	$10,806	$4,408

RESULTS OF OPERATIONS

The following tables set forth our condensed consolidated statement of operations data and such data expressed as a percentage of revenues for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,		Period-to-Period Change		Period-to-Period Change
	2019	2018	2019	2018	Q3 2019 to Q3 2018		YTD 2019 to YTD 2018
(dollars in thousands)
Revenue	$31,678	$32,324	$95,184	$96,429	$(646)	(2.0)%	$(1,245)	(1.3)%
Cost of revenue	7,251	7,606	21,876	21,934	(355)	(4.7)	(58)	(0.3)
Gross profit	24,427	24,718	73,308	74,495	(291)	(1.2)	(1,187)	(1.6)
Operating expenses:
Sales and marketing	12,403	14,921	40,808	45,785	(2,518)	(16.9)	(4,977)	(10.9)
Research and development	4,803	5,350	15,161	16,989	(547)	(10.2)	(1,828)	(10.8)
General and administrative	5,440	6,688	19,272	19,847	(1,248)	(18.7)	(575)	(2.9)
Total operating expenses	22,646	26,959	75,241	82,621	(4,313)	(16.0)	(7,380)	(8.9)
Income (loss) from operations	1,781	(2,241)	(1,933)	(8,126)	4,022	179.5	6,193	76.2
Other income (expense):
Interest income (expense), net	205	120	599	351	85	70.8	248	70.7
Other income (expense), net	(44)	22	(32)	2	(66)	*	(34)	*
Total other income (expense)	161	142	567	353	19	13.4	214	60.6
Income (loss) before income taxes	1,942	(2,099)	(1,366)	(7,773)	4,041	192.5	6,407	82.4
Income tax expense	213	188	572	435	25	13.3	137	31.5
Net income (loss)	$1,729	$(2,287)	$(1,938)	$(8,208)	$4,016	175.6%	$6,270	76.4%
* Not meaningful

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	22.9	23.5	23.0	22.7
Gross profit	77.1	76.5	77.0	77.3
Operating expenses:
Sales and marketing	39.2	46.2	42.9	47.5
Research and development	15.2	16.6	15.9	17.6
General and administrative	17.2	20.7	20.2	20.6
Total operating expenses	71.5	83.4	79.0	85.7
Income (loss) from operations	5.6	(6.9)	(2.0)	(8.4)
Other income (expense):
Interest income (expense), net	0.6	0.4	0.6	0.4
Other income (expense), net	(0.1)	0.1	0.0	0.0
Total other income (expense)	0.5	0.4	0.6	0.4
Income (loss) before income taxes	6.1	(6.5)	(1.4)	(8.1)
Income tax expense	0.7	0.6	0.6	0.5
Net income (loss)	5.5%	(7.1)%	(2.0)%	(8.5)%
Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$1,046	$919	$2,947	$2,671
Sales and marketing	205	224	607	658
Research and development	94	92	277	280
General and administrative	319	315	975	900
Total depreciation and amortization expense	$1,664	$1,550	$4,806	$4,509

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

Comparison of Q3 2019 to Q3 2018
Revenue decreased by 2.0%, or $0.6 million, to $31.7 million for the three months ended September 30, 2019 compared with $32.3 million for the prior year period. The change was primarily due to a $0.8 million decline in variable revenue, primarily associated with strategic partners, some of which have moved partially to a fixed pricing model. This decrease was partially offset by a $0.1 million increase in fixed revenue, primarily from our Digital Marketing solution.
On a trailing three-month basis, average revenue per customer increased by 2.1% to $11,717 for the three months ended September 30, 2019 compared with $11,472 for the three months ended September 30, 2018. The increase in average revenue per customer was primarily driven by our continued focus on obtaining brands and large retailers as customers, which may represent a smaller number of total customers, but a potentially larger source of predictable or sustainable recurring revenue.
Comparison of YTD 2019 to YTD 2018
Revenue decreased by 1.3% or $1.2 million, to $95.2 million for the nine months ended September 30, 2019 compared with $96.4 million for the prior year period. The change was primarily due to a $3.8 million decline in variable revenue, primarily associated with strategic partners, some of which have moved partially to a fixed pricing model. This decrease was partially offset by a $2.5 million increase in fixed revenue from our Digital Marketing solution.
On a trailing nine-month basis, average revenue per customer increased by 2.1% to $34,736 for the nine months ended September 30, 2019 compared with $34,034 for the nine months ended September 30, 2018. The increase in average revenue per customer was primarily driven by our continued focus on obtaining brands and large retailers as customers, which may represent a smaller number of total customers, but a potentially larger source of predictable or sustainable recurring revenue.

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
Comparison of Q3 2019 to Q3 2018
Cost of revenue decreased by 4.7%, or $0.4 million, to $7.3 million for the three months ended September 30, 2019 compared with $7.6 million for the prior year period. The change was comprised primarily of (decreases) increases of:

•	$(0.6) million in compensation and employee-related costs, including stock-based compensation expense, due to reductions in headcount, primarily as a result of the 2019 Actions; partially offset by

•	$0.2 million in non-recurring severance and related costs in connection with the 2019 Actions.
Comparison of YTD 2019 to YTD 2018
Cost of revenue decreased by 0.3%, or $0.1 million, to $21.9 million for the nine months ended September 30, 2019 compared with $21.9 million for the prior year period. The change was comprised primarily of (decreases) increases of:

•	$(0.4) million in compensation and employee-related costs due to reductions in headcount, primarily as a result of the 2019 Actions; partially offset by

•	$0.2 million in non-recurring severance and related costs in connection with the 2019 Actions.

OPERATING EXPENSES
SALES AND MARKETING EXPENSE

Sales and marketing expense consists primarily of:

•	Salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses and stock-based compensation;

•	Amortization of capitalized sales commissions and related incentive payments over their expected term of benefit;

•	Marketing, advertising and promotional event programs; and

•	Corporate communications.
Comparison of Q3 2019 to Q3 2018
Sales and marketing expense decreased by 16.9%, or $2.5 million, to $12.4 million for the three months ended September 30, 2019 compared with $14.9 million for the prior year period. The change was comprised primarily of (decreases) increases of:

•	$(2.6) million in compensation and employee-related costs, including stock-based compensation expense, due to reductions in headcount, primarily as a result of the 2019 Actions; partially offset by

•	$0.4 million in non-recurring severance and related costs in connection with the 2019 Actions.
Comparison of YTD 2019 to YTD 2018
Sales and marketing expense decreased by 10.9%, or $5.0 million, to $40.8 million for the nine months ended September 30, 2019 compared with $45.8 million for the prior year period. The change was comprised primarily of (decreases) increases of:

•	$(3.6) million in compensation and employee-related costs, including stock-based compensation expense, due to reductions in headcount, primarily as a result of the 2019 Actions; and

•	$(1.4) million in our promotional event programs, marketing and advertising and travel, primarily due to reductions in costs associated with our annual e-commerce conference; partially offset by

•	$0.4 million in non-recurring severance and related costs in connection with the 2019 Actions.
RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of:

•	Salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation; and

•	Costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology.

Comparison of Q3 2019 to Q3 2018
Research and development expense decreased by 10.2%, or $0.5 million, to $4.8 million for the three months ended September 30, 2019 compared with $5.4 million for the prior year period. The change was comprised primarily of
(decreases) increases of:

•
$(0.4) million in compensation and employee-related costs, mainly due to an increase in capitalized employee-related costs attributable to software development to support the enhancement of our product offerings; and

•	$(0.4) million in compensation and employee-related costs, including stock-based compensation expense, due to reductions in headcount, primarily as a result of the 2019 Actions; partially offset by

•	$0.1 million in non-recurring severance and related costs in connection with the 2019 Actions.

Comparison of YTD 2019 to YTD 2018
Research and development expense decreased by 10.8%, or $1.8 million, to $15.2 million for the nine months ended September 30, 2019 compared with $17.0 million for the prior year period. The change was comprised primarily of (decreases) increases of:

•
$(1.4) million in compensation and employee-related costs, mainly due to an increase in capitalized employee-related costs attributable to software development to support the enhancement of our product offerings; and

•	$(0.6) million in compensation and employee-related costs due to reductions in headcount, primarily as a result of the 2019 Actions; partially offset by

•	$0.1 million in non-recurring severance and related costs in connection with the 2019 Actions.
GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of:

•	Salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation;

•	Consulting and professional fees;

•	Insurance;

•	Bad debt expense; and

•	Costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies.
Comparison of Q3 2019 to Q3 2018
General and administrative expense decreased by 18.7%, or $1.2 million, to $5.4 million for the three months ended September 30, 2019 compared with $6.7 million for the prior year period. The change was comprised primarily of (decreases) increases of:

•	$(1.3) million in compensation and employee-related costs, including stock-based compensation expense, due to reductions in headcount, primarily as a result of the 2019 Actions; partially offset by

•	$0.2 million in non-recurring severance and related costs in connection with the 2019 Actions.
Comparison of YTD 2019 to YTD 2018
General and administrative expense decreased by 2.9%, or $0.6 million, to $19.3 million for the nine months ended September 30, 2019 compared with $19.8 million for the prior year period. The change was comprised primarily of (decreases) increases of:

•	$(0.6) million in compensation and employee-related costs, including stock-based compensation expense, due to reductions in headcount, primarily as a result of the 2019 Actions; and

•
$(0.5) million in professional fees in connection with the assessment by our independent auditors of the effectiveness of our internal control over financial reporting, which was required for the first time as part of our Annual Report on Form 10-K for fiscal 2018, and our implementation of the new revenue recognition standard in 2018; partially offset by

•	$0.5 million in executive severance costs in connection with changes in management; and

•	$0.2 million in non-recurring severance and related costs in connection with the 2019 Actions.

GROSS AND OPERATING MARGINS

Comparison of Q3 2019 to Q3 2018
Gross margin improved by 60 basis points to 77.1% during the three months ended September 30, 2019 compared with 76.5% for the prior year period as a result of the decrease in cost of revenue, noted above, which exceeded the rate of the decrease in revenue.
Operating margin improved by 1250 basis points to 5.6% during the three months ended September 30, 2019 compared with (6.9)% for the prior year period due to decreases in operating expenses and cost of revenue of 16.0% and 4.7%, respectively. Our improved operating margin was a result of the 2019 Actions and our continuing strategic efforts to scale our business operations while managing costs.
Comparison of YTD 2019 to YTD 2018
Gross margin declined by 30 basis points to 77.0% during the nine months ended September 30, 2019 compared with 77.3% for the prior year period as a result of the decrease in revenue which exceeded the decrease in cost of revenue, noted above.
Operating margin improved by 640 basis points to (2.0)% during the nine months ended September 30, 2019 compared with (8.4)% for the prior year period due to decreases in operating expenses and cost of revenue of 8.9% and 0.3%, respectively. Our improved operating margin was a result of the 2019 Actions and our continuing strategic efforts to scale our business operations while managing costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Except for our adoption of ASC 842, during the nine months ended September 30, 2019, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K for fiscal 2018. Refer to Note 5, "Leases," to our condensed consolidated financial statements included in this report for a description of changes to our lease accounting policies as a result of our adoption of ASC 842 as of January 1, 2019.
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

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents provided by operating activities	$7,514	$1,102
Less: Purchases of property and equipment	(755)	(1,586)
Less: Payment of software development costs	(1,972)	(579)
Free cash flow	$4,787	$(1,063)
Free cash flow increased by $5.9 million to $4.8 million for the nine months ended September 30, 2019 compared with $(1.1) million for the prior year period. The increase in free cash flow was a result of lower operating expenses, primarily related to the 2019 Actions, improved cash collections and changes in assets and liabilities, which are further described below.
Operating activities cash flows are largely driven by:

•	The amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business;

•	The amount and timing of customer payments;

•	The seasonality of our business, as noted above, which results in variations in the timing of invoicing and the receipt of payments from our customers;

•	In 2018, the amount we paid in settlement of a sales tax audit; and

•	In 2019, the amount we paid in non-recurring severance and related costs in connection with the 2019 Actions.
Investing activities cash flows are largely driven by:

•	Capitalized expenditures to create internally developed software and implement software purchased for internal use; and

•	Purchases of property and equipment to support the expansion of our infrastructure and acquisitions.
Financing activities cash flows are largely driven by:

•	Proceeds from the exercises of stock options;

•	Payments on finance lease obligations; and

•	Tax withholdings related to the net-share settlement of restricted stock units.
YTD 2019
Operating Activities
Our cash provided by operating activities consisted of a net loss of $1.9 million adjusted for certain non-cash items totaling $13.3 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items.
The net decrease in cash resulting from changes in assets and liabilities of $(3.8) million primarily consisted of:

•
a $2.7 million increase in deferred contract costs consisting of sales commissions and a portion of other incentive compensation that is deferred and amortized to expense over the expected period of benefit;

•	a $2.3 million decrease in deferred revenue as a result of the timing of revenue recognition for managed-service contracts; and

•
a $2.1 million decrease in accounts payable and accrued expenses driven by the timing of payments to our vendors during the period and payments for certain customer arrangements for which we collect and remit monthly activity-based fees incurred for specific channels on behalf of our customers (referred to as "agency of record" activities). These decreases in cash were partially offset by increases in cash due to

•
a $2.3 million decrease in prepaid expenses and other assets, primarily related to agency of record receipts (we record the amounts due from customers as a result of these arrangements as other receivables); and

•	a $1.0 million decrease in accounts receivable as a result of increased cash collections during the period.
Investing Activities
Our cash used in investing activities consisted of:

•	$2.0 million of capitalized software development costs; and

•	$0.8 million of capital expenditures primarily related to the purchase of computer equipment.

Financing Activities
Our cash used in financing activities consisted of:

•	$2.4 million used for the repayment of finance leases; and

•	$2.1 million used for the payment of taxes related to the net-share settlement of restricted stock units; partially offset by

•	$1.0 million in cash received upon the exercise of stock options.
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

•
a $5.3 million increase in deferred contract costs consisting of sales commissions and a portion of other incentive compensation that is deferred and amortized to expense over the expected period of benefit; and

•
a $2.5 million net decrease in deferred revenue as a result of our adoption of ASC 606 and the timing of revenue recognition for managed-service contracts. These decreases in cash were partially offset by increases in cash due to

•
a $10.6 million decrease in prepaid expenses and other assets, primarily related to agency of record receipts (we record the amounts due from customers as a result of these arrangements as other receivables); and

•	a $4.5 million decrease in accounts receivable as a result of increased cash collections during the period.
Investing Activities
Our cash used in investing activities consisted of:

•	$1.6 million of capital expenditures primarily related to the purchase of computer equipment; and

•	$0.6 million of capitalized software development costs.
Financing Activities
Our cash used in financing activities consisted of:

•	$2.1 million used for the repayment of finance leases; and

•	$2.1 million used for the payment of taxes related to the net-share settlement of restricted stock units; partially offset by

•	$1.1 million in cash received upon the exercise of stock options.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission, or SEC, Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the nine months ended September 30, 2019, there were no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for fiscal 2018.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Control Over Financial Reporting
Except for the implementation of certain internal controls related to our adoption of ASC 842, there have not been any changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure that we properly assessed the impact of ASC 842 on our financial statements to facilitate our adoption of the standard effective as of January 1, 2019.

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
We incurred net losses of $1.9 million and $7.6 million during the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively, and we had an accumulated deficit of $182.2 million as of September 30, 2019. It is possible that our operating expenses will increase in the future. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly.
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
We have experienced, and may continue to experience, significant growth in our business. If we do not effectively manage our growth, the quality of service of our solutions may suffer, which could negatively affect our reputation and demand for our solutions. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

•	hire additional personnel, both domestically and internationally;

•	implement additional information management systems;

•	maintain close coordination among our engineering, operations, legal, finance, sales and marketing and client service and support organizations; and

•	further develop our operating, administrative, legal, financial and accounting systems and controls.

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
The laws in this area are complex and developing rapidly. In the United States, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. Further, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which takes effect on January 1, 2020 and has been dubbed the first “GDPR-like” law in the United States (referring to the EU’s General Data Protection Regulation, described below). The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws.
The European Union adopted a new General Data Protection Regulation, or GDPR, which went into effect in May 2018, to unify data protection within the European Union under a single law. The GDPR is likely to result in significantly greater compliance burdens and costs for companies with customers or operations in the European Union. The GDPR creates a range of new compliance obligations and increases financial penalties for non-compliance, and extends the scope of the European Union data protection law to all companies processing personal data of European Union data subjects, regardless of the company's location. These laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. We will continue to follow developments and work to maintain conforming means of transferring data from Europe, but despite our efforts to address the changes, we may be unsuccessful in establishing conforming means of transferring data from Europe. For example, there are various activities in the European Union that could lead to the invalidation of the use of privacy shield or model clauses as accepted mechanisms for transferring personal data of European Union data subjects across borders. There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the European Union, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance could be onerous and adversely affect our business, financial condition, results of operations and prospects. While we do not currently believe that our compliance with the GDPR will have a material effect on our business, we will continue to monitor regulation and enforcement under this new law.
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
If our revenue from our international operations does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer. For example, in the third quarter of 2019, as part of a strategic initiative to reduce our expenses and align our operations with evolving business needs, we discontinued our physical operations in China.
Our European operations could be disrupted due to the United Kingdom's planned exit from the European Union, commonly referred to as “Brexit.”
Our European headquarters are located in England, and we have offices in Germany, Ireland and Spain supporting brands and retailers throughout Europe. Currently, the United Kingdom is scheduled to leave the European Union no later than January 31, 2020. The relationship between the United Kingdom and the European Union following a United Kingdom departure has not been determined yet. As a result, the impact of Brexit is not yet known and depends on any agreements the United Kingdom and European Union may make to retain access to each other's markets, either during a transition period or more permanently. The measures or lack of any agreement could disrupt the markets we serve and may increase costs for European consumers and our customers, which may cause consumers to reduce spending on products that our solutions serve and may cause customers to reduce their spending on our solutions. In addition, Brexit could lead to legal uncertainly and potentially divergent national laws and regulations, including with respect to data privacy. A withdrawal from the European Union is unprecedented and it is unclear what financial, trade, legal and employment implications the withdrawal of the United Kingdom from the European Union would have and how the withdrawal would affect us. Our operations in the United Kingdom as well as in other countries in the European Union and European Economic Area could be disrupted by Brexit, particularly if there is a change in the United Kingdom’s relationship to the single market. Even before any change to the United Kingdom’s relationship with the European Union, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions. These and other adverse consequences such as reduced consumer spending, deterioration in economic conditions, volatility in exchange rates, and prohibitive laws and regulations could have a negative impact on our business, operating results and financial condition.
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

10.1+	*	Executive Severance and Change in Control Letter Agreement as amended, dated as of December 31, 2018 by and between the Registrant and Richard Cornetta.

10.2+	*	Amended and Restated Executive Severance and Change in Control Letter Agreement, dated as of August 8, 2019 by and between the Registrant and Elizabeth Segovia.

10.3+	*	Schedule of Compensation for Non-Employee Directors, adopted effective as of August 13, 2019.

31.1	*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

CHANNELADVISOR CORPORATION

Date:	November 7, 2019	By:	/s/ Richard F. Cornetta
Richard F. Cornetta
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)