Form 10-K
period 2019-12-31
CHANNELADVISOR CORP
filed 2020-02-12
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____
Commission file number 001-35940
CHANNELADVISOR CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	56-2257867
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3025 Carrington Mill Boulevard Morrisville, NC	27560
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (919) 228-4700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	ECOM	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
The aggregate market value of ChannelAdvisor Corporation voting and non-voting common equity held by non-affiliates as of June 28, 2019 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $8.76 as reported on the New York Stock Exchange on that date was $233,992,284.
At February 1, 2020, 28,082,503 shares of ChannelAdvisor Corporation Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. "Business," Part I, Item 1A. "Risk Factors," and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words "may," "might," "will," "could," "would," "should," "expect," "intend," "plan," "objective," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue" and "ongoing," or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

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

PART I

ITEM 1. BUSINESS

OVERVIEW
Our mission is to connect and optimize the world's commerce. Our proprietary software-as-a-service, or SaaS, cloud platform helps brands and retailers worldwide improve their online performance by expanding sales channels, connecting with consumers around the world, optimizing their operations for peak performance and providing actionable analytics to improve competitiveness. More specifically, our suite of solutions allows our customers to manage their product listings, inventory availability, pricing optimization, search terms, orders and fulfillment, and other critical functions across these channels. Our customers utilize our platform to connect with new and existing sources of demand for their products through hundreds of channels, including Amazon, eBay, Facebook, Google and Walmart. Our fulfillment solution makes it easier for customers to connect to their supply chain, which could include distributors, manufacturers and third-party logistics providers. We also offer solutions that allow brands to send their web visitors or digital marketing audiences directly to authorized resellers and to gain insight into consumer behavior. Overall, our platform delivers significant breadth, scalability and flexibility and facilitates billions of dollars in e-commerce transactions annually across the globe.
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
While these e-commerce growth drivers create significant opportunity for brands and retailers, they also create additional complexity and challenges. Brands and retailers seeking new avenues to expand their online sales must manage product data and transactions across hundreds of highly fragmented online channels where data attributes vary, requirements change frequently and the pace of innovation is rapid and increasing. Speed of order fulfillment is becoming increasingly strategic to winning consumers' business. There are a significant number of fulfillment service providers around the world, each with different technological capabilities and communication requirements.
We address these challenges by offering brands and retailers SaaS solutions that enable them to integrate, manage and optimize their merchandise sales across these disparate online channels. In addition, we facilitate improved collaboration between brands and their authorized resellers through solutions that deliver high value leads from brands to those resellers. We generate the majority of our revenue from our customers' usage of our SaaS solutions, which are organized into modules. Each module integrates with a particular type of channel, such as third-party marketplaces, digital marketing websites and authorized reseller websites. Using our solutions, customers can:
•connect with new channels and more easily integrate with channels they already use;
•access online sources of consumer demand, such as social networks and mobile devices;

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
We derive our revenue primarily from subscription fees paid to us by our customers for usage of our platform for a specified contract term, which is usually one year. The majority of our subscription fee is based on the amount of a customer's GMV processed on our platform. Our subscription fee may also be based on the amount of advertising spend processed on our platform. A portion of the GMV-based or advertising spend-based subscription fee is typically fixed and is based on a specified minimum amount of GMV or advertising spend that a customer expects to process through our platform. The remaining portion of GMV-based or advertising spend-based subscription fee is typically variable and is based on a specified percentage of GMV or advertising spend processed through our platform that exceeded the customer's specified minimum GMV or advertising spend amount. We believe that our pricing model aligns our interests with those of our customers. We also receive implementation fees, which may include fees for providing launch assistance and training.
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
Several significant trends have contributed to this increasing complexity and fragmentation, including:

•
Emergence and growth of online third-party marketplaces.    Third-party marketplaces, which are marketplaces that aggregate many sellers, are an increasingly important driver of growth for a number of large online retailers. Some of these marketplaces, such as Amazon, offer products from their own inventory, known as first-party products, as well as products sold by others, known as third-party products; other marketplaces, such as eBay, offer only third-party products. In addition, several of the largest traditional brick-and-mortar retailers, including Albertsons, Target, Urban Outfitters and Walmart, have incorporated third-party marketplaces into their online storefronts, allowing other brands and retailers to market their products to consumers they might not otherwise reach.

•
Mainstream adoption of mobile devices for e-commerce.    Smartphones enable new consumer shopping behaviors, such as in-store barcode scanning to find online promotions, better pricing or alternative products. While benefiting consumers by increasing the transparency and accessibility of e-commerce, the proliferation of mobile devices and mobile commerce requires brands and retailers to build additional device-specific optimization and functionality into their websites, increasing the complexity of managing their online presences.

•
Growth of additional online consumer touch points.    As consumers have moved more of their shopping and product discovery online, search engines, social networks and certain comparison shopping sites such as Google Shopping, as well as brand websites, have emerged as key influencers and important points of product research for consumers making purchase decisions.

•
Changing e-commerce landscape. In an effort to stay relevant to consumers, the large e-commerce platforms are expanding their offerings. Third-party marketplaces are monetizing their significant online traffic through search advertising, while traditional search engines and social networks are adding marketplace capabilities. The result is that brands and retailers need to have additional skills, tools and competencies to compete in this increasingly complex world.

•
Expansion of the global e-commerce ecosystem.    The increasingly global e-commerce ecosystem presents opportunities for brands and retailers to extend their online presence through country or region specific marketplaces, such as Alibaba in Asia, Zalando in the European Union, MercadoLibre in Latin America and Catch in Australia. Conversely, the growth of marketplaces such as Amazon into new countries is driving selling opportunities for brands and retailers to sell to a broader, global audience.

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

•
Flexibility to adapt and instantaneous access to our most up-to-date capabilities.     Channels frequently update their product information requirements, policies, merchandising strategies and integration specifications, requiring customers to frequently revise their product listings, attributes, business rules and possibly even their overall online business strategies. Without the ability to quickly adapt to these changes, customers risk suspension or removal from a marketplace and loss of revenue. Through our single code base and multi-tenant architecture, we provide platform customers the latest channel updates through regular product upgrades. When we develop and deploy new features, functions and capabilities, or make changes to keep up with the changing priorities and requirements of each channel, our customers simultaneously benefit from those new capabilities and changes.

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

•
Fulfillment. Our platform supports fulfillment and logistics capabilities that automate order management for our customers by connecting online storefronts and marketplaces to distribution, fulfillment and logistics providers around the globe. Our fulfillment features include automated inventory updates, cost updates and shipment notifications, automated product mapping, the ability to optimize how an order is fulfilled based on the preferences of our customers and the availability of products at different fulfillment locations, and shipping label generation. Our platform also provides valuable analytics for fulfillment performance such as average fulfillment time by fulfillment vendor. Our fulfillment capabilities are enhanced by strategic partnerships with leading players in logistics and fulfillment, including DHL, FedEx, Pitney Bowes, ShipStation and UPS. These capabilities are available in a single, unified experience.

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

Individual Modules
We offer our software suite to customers through a series of modules. Generally, each of our modules is priced individually and is integrated with our platform's underlying inventory management system, templates, rules and reporting systems. The primary modules we offer are:

•
Marketplaces.    Our Marketplaces module connects customers to third-party marketplaces including Amazon, eBay, Google, Newegg, Overstock.com, Rakuten, Target, TradeMe, Walmart and Zalando. Our standardized integration API, which we refer to as Access ChannelAdvisor, allows additional e-commerce channels to integrate with our platform requiring less support on launch, which we believe will result in a broader array of channels available to our customers. In addition, our platform provides our customers with access to advertising programs and advanced competitive features on major marketplaces to allow them to compete more effectively.

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

OUR CUSTOMERS
As of December 31, 2019, we had 2,603 customers worldwide, including brand and retail customers across many consumer product categories. For the year ended December 31, 2019, our ten largest customers in the aggregate accounted for 6.4% of our total revenue. No single customer accounted for more than 1.7% of our total revenue during the year ended December 31, 2019. We have seen an increasing proportion of our customer base and revenues come from brands customers as more brands seek to directly manage the advertising and selling of their products online. We generally categorize a customer as a brand if it primarily focuses on selling its own proprietary products. For the year ended December 31, 2019, brands customers represented approximately 26% of our total revenue compared to approximately 22% for year ended December 31, 2018. We believe this is a positive trend and continue to focus our efforts on serving this important customer segment. Our goal is to generate at least half of our revenues from brands by the end of 2022.

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
RESEARCH AND DEVELOPMENT
Our research and development efforts are focused on enhancing the architecture of our technology platform, creating additional functionality for our customers, enhancing our external developer APIs and maintaining and extending the various points of integration we have to the online channels we support. We recorded research and development costs of $19.2 million, $22.4 million and $21.9 million during the years ended December 31, 2019, 2018 and 2017, respectively.
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
We have received patent protection for some of our technologies in the United States and expect to apply for additional patents to protect our intellectual property as appropriate. We own trademark registrations in the U.S., the European Union, Australia, China, Hong Kong, Japan and Brazil for ChannelAdvisor and expect to apply for additional trademark registrations as appropriate.
In addition to the foregoing, we have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and assignment-of-inventions agreements with employees, independent contractors, consultants and companies with which we conduct business.
BACKLOG
Backlog represents the total committed subscription fees to be received under our customer contracts that have not yet been invoiced or recognized as revenue. As of December 31, 2019 and 2018, our backlog was approximately $77.6 million and $73.9 million, respectively.
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
Data privacy and security.    Data privacy and security with respect to the collection of personally identifiable information continues to be a focus of worldwide legislation and compliance review. Examples include statutes adopted by states that require online services to report breaches of the security of personal information, and to report to customers when their personal information might be disclosed to direct marketers. In addition, the California Consumer Privacy Act, or the CCPA, went into effect on January 1, 2020 and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt out of certain sales of personal information.
In Europe, the General Data Protection Regulation, or GDPR, went into effect in May 2018 with the intent of unifying data protection within the European Union under a single law, which may result in significantly greater compliance burdens and costs for companies with customers and operations in the European Union. The GDPR introduced a number of privacy-related changes for companies operating in the European Union, including greater control for data subjects (e.g., the "right to be forgotten"), increased data portability for European Union consumers, data breach notification requirements and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the non-compliant company, whichever is greater, could be imposed for violations of certain of the GDPR's requirements. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the European Union. These laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. As part of our GDPR compliance, we have registered with the E.U.-U.S. Privacy Shield, which was approved by the European Commission on July 8, 2016 as a mechanism to comply with data protection requirements when transferring personal data from the European Union to the United States.
We will continue to follow developments and work to maintain conforming means of transferring data from Europe, including through the Privacy Shield, but despite our efforts to address continuing changes, we may be unsuccessful in establishing conforming means of transferring data from Europe.
We post on our website our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, U.S. Federal Trade Commission, or FTC, requirements or guidance or other privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our business, results of operations and financial condition.
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
Credit card protections.    The Payment Card Industry Council, or PCI Council, established and maintains security standards for companies that transmit, store or process credit card data. The PCI Council has created the Payment Card Industry Data Security Standard, or PCI DSS. Though the PCI DSS is not law, merchants are required by contracts among various stakeholders in the credit card ecosystem to comply with the PCI DSS, with associated fines and penalties for non-compliance. Elements of the PCI DSS have begun to emerge as law in some states, however, and we expect the trend to continue as to further laws and restrictions in collecting and using credit card information. We do not receive, process, or store any credit card information, which we believe limits our exposure to liability under the PCI DSS. We utilize a third-party processor to collect credit card data in processing the fees paid to us by our customers. The third-party is certified as PCI DSS compliant for internet / e-commerce payment processing.
EMPLOYEES
As of December 31, 2019, we had 642 employees, most of whom are located in the United States. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights. We consider our relationship with our employees to be good.
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
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information that we file electronically with the SEC. The address of the SEC's website is www.sec.gov.

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
RISKS RELATED TO OUR BUSINESS
We have incurred significant net losses since inception, and even though we achieved net income for the most recent year, it is possible that our operating expenses will increase in the future and we may not be able to maintain profitability.
We had an accumulated deficit of $176.8 million as of December 31, 2019 due to net losses incurred in prior periods. Although we achieved net income of $3.5 million for the year ended December 31, 2019, it is possible that our operating expenses will increase in the future, which could negatively impact our prospects for achieving profitability in future periods. If we are not able to maintain profitability, the value of our company and our common stock could decline significantly.
A significant portion of our revenue is attributable to sales by our customers on the Amazon and eBay marketplaces and through advertisements on Google. Our inability to continue to integrate our solutions with these channels would make our solutions less appealing to existing and potential new customers and could significantly reduce our revenue.
A substantial majority of the GMV that our customers process through our platform is derived from merchandise sold on the Amazon and eBay marketplaces or advertised on Google, and a similar portion of our variable subscription fees is attributable to sales by our customers through these channels. These channels, and the other channels with which our solutions are integrated, have no obligation to do business with us or to allow us access to their systems, and they may decide at any time and for any reason to significantly curtail or inhibit our ability to integrate our solutions with their channels. Additionally, Amazon, eBay or Google may decide to make significant changes to their respective business models, policies, systems, plans or ownership, and those changes could impair or inhibit our customers' ability to use our solutions to sell their products on those channels, or may adversely affect the volume of GMV that our customers can sell on those channels or reduce the desirability of selling on those channels. Further, Amazon, eBay or Google could decide to compete with us more vigorously. Any of these results could cause our customers to reevaluate the value of our products and services and potentially terminate their relationships with us and significantly reduce our revenue.
We may not be able to respond to rapid changes in channel technologies or requirements, which could cause us to lose revenue and make it more difficult to maintain profitability.
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
Errors, defects or failures in our software, or human error, could cause our solutions to oversell our customers' inventory or misprice their offerings or could cause other errors, which would hurt our reputation and reduce customer demand.
Complex software applications such as ours may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite our testing and testing by our customers, our current and future products may contain defects. Our customers rely on our solutions to automate the allocation of their inventory simultaneously across multiple online channels, as well as to ensure that their sales comply with the policies of each channel and sometimes to dynamically determine product pricing at any given moment. Some customers subscribe to our solutions on a managed-service basis, in which case our personnel operate our solutions on behalf of the customer. In the event that our solutions do not function properly, or if there is human error on the part of our service staff, errors could occur, including that our customers might inadvertently sell more inventory than they actually have in stock, make sales that violate channel policies or underprice or overprice their offerings. Overselling their inventory could force our customers to cancel orders at rates that violate channel policies. Underpricing would result in lost revenue to our customers and overpricing could result in lost sales. In addition, our pricing policies with our customers are largely based upon our customers' expectations of the levels of their GMV that will be processed through our platform over the term of their agreement with us, and errors in our software or human error could cause transactions to be incorrectly processed that would cause GMV to exceed contractually agreed-upon thresholds, triggering imposition of variable fees on our customers, in which case our variable subscription fee-based revenue could be overstated. Any of these results or other errors could reduce demand for our solutions and hurt our business reputation. Customers could also seek recourse against us in these cases and, while our contractual arrangements with customers typically provide that we are not liable for damages such as these, it is possible that these provisions would not be sufficient to protect us.
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
Third-party cookies are downloaded from domains not associated with the address currently being viewed in an internet user's browser. Cookies can be specifically blocked by browser settings; for example, the Safari internet browser blocks third-party cookies by default. Internet users can also download free or paid "ad blocking" software that prevents third-party cookies from being stored on a user's device. On the other hand, first-party cookies are downloaded directly from the address domain of an internet user, and are generally considered safer by privacy concerns. We currently collect data from both first-party and third-party cookie implementations. Our customers currently implementing our third-party cookie solution might be slow to migrate their sites to first-party cookie technologies, which could result in less cookie data that we can collect, and therefore less reported revenue data that we can store.

There have been efforts within our industry to replace cookies with alternative tracking technologies. To the extent these efforts are successful, we may have difficulty adapting to those new tracking technologies and we may become dependent on third parties for access to tracking data. Similarly, privacy regulations may extend to those tracking technologies and restrict how we can use such technologies.
Privacy regulations might also restrict how our customers deploy our cookies and other tracking technologies on their sites, and this could potentially increase the number of internet users that choose to proactively disable cookies and other tracking technologies on their systems. In the European Union, for example, the Directive on Privacy and Electronic Communications requires users to give their consent before cookie data can be stored on their local computer or mobile device. Users can decide to opt out of any cookie data creation, which could negatively impact the revenue we might recognize.
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
Failure to adequately manage our growth could impair our ability to deliver high-quality solutions to our customers, hurt our reputation and compromise our ability to maintain profitability.
We have experienced, and may experience in the future, significant growth in our business. If we do not effectively manage our growth, the quality of service of our solutions may suffer, which could negatively affect our reputation and demand for our solutions. Our growth has placed, and may place in the future, a significant strain on our managerial, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

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
If we pursue opportunistic acquisitions or investments they may be unsuccessful and/or divert our management's attention and consume significant resources.
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
An increasing number of states have adopted laws that require out-of-state retailers to collect sales taxes on their behalf. The U.S. Supreme Court recently reversed its prior decision that prohibited states from requiring online retailers without a physical presence to collect and remit sales tax. In its decision, the Supreme Court upheld a South Dakota statute that imposed a sales tax collection obligation on remote sellers with sales exceeding specified thresholds. Many states require sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. This is a rapidly evolving area and we cannot predict what legislative or enforcement action might be taken by the states or Congress. Increased taxation of online sales could result in online shopping losing some of its current advantage over traditional retail models, which could diminish its appeal to consumers. This could cause e-commerce growth to slow, which would, in turn, hurt the business of our customers, potentially make our products less attractive and cause the amount of GMV processed through our platform, and ultimately our revenue, to decline.
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
On December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, went into effect significantly revising the Internal Revenue Code of 1986, as amended. The Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
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
Federal, state and foreign governments and supervising authorities have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing, disclosure or use of consumers' personal information. Evolving regulations regarding personal data and personal information, in the European Union and elsewhere, especially relating to classification of IP addresses, machine identification, household data, location data and other information, may limit or inhibit our ability to operate or expand our business.
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
The laws in this area are complex and developing rapidly. In the United States, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. Further, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020 and has been dubbed the first "GDPR-like" law in the United States (referring to the EU’s General Data Protection Regulation, described below). The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws.
The General Data Protection Regulation, or GDPR, went into effect in the European Union in May 2018, with the intent of unifying data protection within the European Union under a single law. The GDPR has resulted in significantly greater compliance burdens and costs for companies with customers or operations in the European Union. The GDPR creates a range of new compliance obligations and increases financial penalties for non-compliance, and extends the scope of the European Union data protection law to all companies processing personal data of European Union data subjects, regardless of the company's location. These laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. We will continue to follow developments and work to maintain conforming means of transferring data from Europe, but despite our efforts to address the changes, we may be unsuccessful in establishing conforming means of transferring data from Europe. For example, there are various activities in the European Union that could lead to the invalidation of the use of the Privacy Shield or model clauses as accepted mechanisms for transferring personal data of European Union data subjects across borders, which could require us to implement costly substitutions for the date transfers we undertake in order to perform our services, or prevent such transfers entirely. There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the European Union, or if the authorities will just continue to wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance could be onerous and adversely affect our business, financial condition, results of operations and prospects. While we do not currently believe that our compliance with the GDPR will have a material effect on our business, we will continue to monitor regulation and enforcement under this new law.
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
Any failure on our part to comply with applicable privacy and data protection laws, regulations, policies and standards or any inability to adequately address privacy or security concerns associated with our solutions, even if unfounded, could subject us to liability, damage our reputation, impair our sales and harm our business. Furthermore, the costs to our customers of compliance with, and other burdens imposed by, such laws, regulations, policies and standards may limit adoption of and demand for our solutions.
Cybersecurity incidents could harm our business and negatively impact our financial results.
Cybersecurity incidents could endanger the confidentiality, integrity and availability of our information resources and the information we collect, use, store and disclose. These incidents may be an intentional attack or an unintentional event, targeted at us or our third-party contractors or consultants, and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Such disruptions may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks, exploits by trusted insiders and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks, user error or other similar events. We believe that we take reasonable steps that are designed to protect the security, integrity and confidentiality of the information we collect, use, store, and disclose, but there is no guarantee that inadvertent or unauthorized data access will not occur despite our efforts. For example, our system redundancy may be ineffective or inadequate, or we could be impacted by software bugs or other technical malfunctions, as well as employee error or malfeasance. In addition, while we believe we have adequate insurance coverage to compensate for any losses associated with such events, the coverage may in fact not be adequate to cover all potential losses. The development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Any unauthorized access or use of information, virus or similar breach or disruption to our, our customers', or our partners' systems and security measures could result in disrupted operations, loss of information, damage to our reputation and customer relationships, early termination of our contracts and other business losses, indemnification of our customers, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, financial penalties, litigation, regulatory investigations, and other significant liabilities, any of which could materially harm our business.
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
We have international operations and may further expand internationally by opening offices in new countries and regions worldwide. However, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, taxation systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:

•	recruiting and retaining employees in foreign countries;

•	increased competition from local providers;

•	compliance with applicable foreign laws and regulations;

•	compliance with changing foreign privacy, data protection and information security laws and regulations and the risks and costs of noncompliance;

•	cross-border data transfers among us, our subsidiaries, and our customers, vendors, and business partners;

•	longer sales or collection cycles in some countries;

•	credit risk and higher levels of payment fraud;

•	compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act;

•	currency exchange rate fluctuations;

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
If our revenue from our international operations does not exceed the expense of establishing and maintaining these operations, our business and operating results will suffer and we may decide to make changes to our business in an effort to mitigate losses. For example, in the third quarter of 2019, as part of a strategic initiative to reduce our expenses and align our operations with evolving business needs, we discontinued our physical operations in China.
Our European operations could be disrupted due to the United Kingdom's exit from the European Union, commonly referred to as "Brexit."
Our European headquarters are located in England, and we have offices in Germany, Ireland and Spain supporting brands and retailers throughout Europe. The United Kingdom left the European Union January 31, 2020. Under the current withdrawal agreement between the United Kingdom and the European Union, the United Kingdom will be subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules will continue to apply. The relationship between the United Kingdom and the European Union after the Transition Period has not been determined yet. As a result, the impact of Brexit is not yet known and depends on any agreements the United Kingdom and European Union may make to retain access to each other's markets after the Transition Period. The measures or lack of any agreement could disrupt the markets we serve and may increase costs for European consumers and our customers, which may cause consumers to reduce spending on products that our solutions serve and may cause customers to reduce their spending on our solutions. In addition, Brexit could lead to legal uncertainly and potentially divergent national laws and regulations, including with respect to data privacy. A withdrawal from the European Union is unprecedented and it is unclear what financial, trade, legal and employment implications the withdrawal of the United Kingdom from the European Union will have following the Transition Period and how the withdrawal will affect us. Our operations in the United Kingdom as well as in other countries in the European Union and European Economic Area could be disrupted by Brexit, particularly if there is a change in the United Kingdom’s relationship to the single market. There may continue to be economic uncertainty surrounding the consequences of Brexit that could adversely impact customer confidence, resulting in customers reducing their spending budgets on our solutions. These and other adverse consequences such as reduced consumer spending, deterioration in economic conditions, loss of key international employees, volatility in exchange rates, and prohibitive laws and regulations could have a negative impact on our business, operating results and financial condition.
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
Furthermore, the U.S. export control laws and economic sanctions laws prohibit the shipment or export of specified products and services to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our solutions from impermissibly being provided to U.S. sanctions targets, if our solutions and services were to impermissibly be exported to those prohibited countries despite such precautions, we could be subject to government investigations, penalties, reputational harm or other negative consequences.
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
Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. The internet-related software field generally is characterized by extensive intellectual property litigation. Although our industry is rapidly evolving, many companies that own, or claim to own, intellectual property have aggressively asserted their rights. From time to time, we have been subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims against us, particularly as we expand the complexity and scope of our business. In addition, most of our subscription agreements require us to indemnify our customers and business partners against claims that our solutions infringe the intellectual property rights of third parties.
Future litigation may be necessary to defend ourselves or our customers and business partners by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend and could:
•hurt our reputation;
•adversely affect our relationships with our current or future customers;
•cause delays or stoppages in providing our services;
•divert management's attention and resources;
•require technology changes to our software that would cause us to incur substantial cost;
•subject us to significant liabilities; and
•require us to cease some or all of our activities.
In addition to liability for monetary damages against us, which may be tripled and may include attorneys' fees under certain statutes, or, in some circumstances, damages against our customers, we may be prohibited from developing, commercializing or continuing to provide some or all of our software solutions unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, or license or develop substitute solutions, which may not be available on commercially favorable terms, or at all.
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
Stockholders may initiate class action lawsuits against us following periods of volatility in the market prices of our common stock. For example, in 2015, two purported class action complaints were filed against us, alleging violations of the federal securities laws. The cases were later dismissed by federal courts without any liability to us. New litigation, if instituted against us, could cause us to incur substantial costs and divert management's attention and resources from our business.
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
We believe that our current facilities are suitable and adequate to meet our current needs. We may add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
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
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock from December 31, 2014 through December 31, 2019, with the comparative cumulative total return of such amount on (i) the Dow Jones Industrial Average Total Return and (ii) the Nasdaq Computer Index over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

The information presented above in the stock performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or a filing under the Exchange Act.
STOCKHOLDERS
As of February 1, 2020, there were 65 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

RECENT SALES OF UNREGISTERED SECURITIES
None.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PARTIES
None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data should be read together with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Consolidated statements of operations data:
Revenue	$129,959	$131,218	$122,535	$113,200	$100,585
Gross profit (1)	100,951	101,717	93,433	82,130	71,695
Income (loss) from operations	3,802	(7,506)	(16,578)	(13,837)	(21,193)
Net income (loss)	$3,482	$(7,601)	$(16,557)	$(8,007)	$(20,951)
Net income (loss) per share—basic	$0.12	$(0.28)	$(0.63)	$(0.31)	$(0.84)
Net income (loss) per share—diluted	$0.12	$(0.28)	$(0.63)	$(0.31)	$(0.84)
Weighted average shares of common stock outstanding used in computing net income (loss) per share—basic	27,886,278	27,138,274	26,366,748	25,604,893	25,062,610
Weighted average shares of common stock outstanding used in computing net income (loss) per share—diluted	28,816,977	27,138,274	26,366,748	25,604,893	25,062,610
Other financial data:
Adjusted EBITDA (2)	$20,158	$9,782	$4,569	$7,436	$1,443
 ____________________________

(1)
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on reported income (loss) from operations or net income (loss) for the years ended December 31, 2017, 2016 and 2015. Refer to Note 2, "Significant Accounting Policies," for further detail.

(2)
We define adjusted EBITDA as net income (loss) plus or (minus): income tax expense (benefit); interest (income) expense, net; depreciation and amortization; and stock-based compensation. For some periods, we have also excluded non-recurring costs, such as severance and related costs; a one-time charge for VDAs and settlement of an audit related to sales taxes; or headquarters relocation and related costs. Please see "—Adjusted EBITDA" below for more information and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated balance sheets data:
Cash and cash equivalents	$51,785	$47,185	$53,422	$65,420	$60,474
Accounts receivable, net	22,126	23,436	27,452	19,445	18,949
Total assets	146,867	134,269	140,511	139,158	130,956
Total liabilities	47,218	44,631	58,600	52,161	47,032
Additional paid-in capital	278,111	271,550	262,805	252,158	240,360
Total stockholders' equity	99,649	89,638	81,911	86,997	83,924
ADJUSTED EBITDA
To provide investors with additional information regarding our financial results, we have provided within this Annual Report adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
We have included adjusted EBITDA in this Annual Report because it is a key measure used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of some income and expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results.
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
Because of these and other limitations, you should consider adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Net income (loss)	$3,482	$(7,601)	$(16,557)	$(8,007)	$(20,951)
Adjustments:
Interest (income) expense, net	(754)	(510)	(222)	1	184
Income tax expense (benefit)	689	614	284	(5,658)	(185)
Depreciation and amortization expense	6,336	6,094	6,578	7,838	8,793
Total adjustments, net	6,271	6,198	6,640	2,181	8,792
EBITDA	9,753	(1,403)	(9,917)	(5,826)	(12,159)
Stock-based compensation expense	8,976	10,598	11,947	13,262	11,837
Non-recurring severance and related costs	1,429	587	—	—	656
One-time charge for VDAs related to sales taxes	—	—	2,539	—	—
Headquarters relocation and related costs	—	—	—	—	1,109
Adjusted EBITDA	$20,158	$9,782	$4,569	$7,436	$1,443

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

EXECUTIVE OVERVIEW

FINANCIAL RESULTS

•	Total revenue of $130.0 million for the year ended December 31, 2019 decreased 1.0% from the prior year;

•	Average revenue per customer of $47,891 for the year ended December 31, 2019 increased 3.5% compared with $46,286 for the prior year;

•
Revenue was comprised of 79.6% and 20.4% fixed and variable subscription fees, respectively, for the year ended December 31, 2019 compared with 76.3% and 23.7% fixed and variable subscription fees, respectively, for the prior year;

•	Revenue derived from customers located outside of the United States as a percentage of total revenue was 25.2% for the year ended December 31, 2019 compared with 23.9% for the prior year;

•	Revenue from our brands customers represented 26.1% of total revenue for the year ended December 31, 2019, up from 21.7% for the year ended December 31, 2018;

•	Gross margin of 77.7% for the year ended December 31, 2019 improved by 20 basis points compared with gross margin of 77.5% for the prior year;

•	Operating margin of 2.9% for the year ended December 31, 2019 improved 860 basis points compared with operating margin of (5.7)% for the prior year;

•	Net income was $3.5 million for the year ended December 31, 2019 compared with a net loss of $7.6 million for the prior year;

•	Adjusted EBITDA, a non-GAAP measure, of $20.2 million for the year ended December 31, 2019 increased 106.1% compared with adjusted EBITDA of $9.8 million for the prior year;

•	Cash and cash equivalents were $51.8 million at December 31, 2019 compared with $47.2 million at December 31, 2018;

•	Operating cash flow was $13.0 million for the year ended December 31, 2019 compared with $1.2 million for the prior year; and

•	Free cash flow, a non-GAAP measure, was $9.3 million for the year ended December 31, 2019 compared with $(1.7) million for the prior year.
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

•
Product Offering Expansion. As online shopping evolves, we continue to expand our product offerings to reflect the needs of companies seeking to attract consumers. We continue to enhance our product offerings by increasing online shopping channel integrations, including marketplace and first-party retail programs, and providing capabilities that allow brands and retailers to be more competitive. This includes support for advertising, advanced algorithmic repricing, machine learning-based demand forecasting, and improving our analytics capabilities, fulfillment features and user experience.

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

•
Brands and Retailers. As consumer preferences potentially shift from smaller retailers to brands and large retailers, we need to continue to add brands and large retailers as profitable customers. Brands in particular tend to have longer customer life cycles, stronger financial stability and overall better unit economics. Brands also offer increased expansion opportunities to grow their e-commerce business through our platform. These customers generally pay a lower percentage of GMV as fees to us based on the relatively higher volume of their GMV processed through our platform. To help drive our future growth, we have made significant investments in our sales force and allocated resources focused on growing our customer base of brands and large retailers. We continue to focus our efforts on increasing value for our customers to support higher rates.

•
Strategic Partnerships. Our business development team's mission is to expand our sales and market opportunities through strategic partner relationships. We plan to continue to invest in initiatives to expand our strategic partnership base to further enhance our offerings for brands and retailers and to help support our indirect sales channel efforts. The goal of these strategic partnerships is to further improve the value of our platform for our customers and, when possible, provide us opportunities for incremental revenue streams.

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

•
Global Growth in E-commerce. We believe the growth in e-commerce globally presents an opportunity for brands and retailers to engage in international sales. However, country-specific marketplaces are often a market share leader in their regions, as is the case for Zalando in Europe. In order to help our customers capitalize on this potential market opportunity, and to address our customers' needs with respect to cross-border trade, we intend to continue to invest in our international operations. Doing business overseas involves substantial challenges, including management attention and resources needed to adapt to multiple languages, cultures, laws and commercial infrastructure, as further described in this report under the caption "Risks Related to our International Operations."

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
The number of customers has decreased during 2019, primarily due to a decline in the number of small retail customers as well as the anticipated decline in customers based in China following our office closure in this market in July 2019. We continue our focus on obtaining brands and large retailers as customers, which may represent a smaller number of total customers, but a potentially larger source of predictable or sustainable recurring revenue as well as higher average revenue per customer as presented above.

Adjusted EBITDA represents our earnings before interest (income) expense, income tax expense (benefit) and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item, as well as non-recurring severance and related costs for 2019 and 2018 (refer to Note 11, "Restructuring," to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding non-recurring severance and related costs) and a one-time charge of $2.5 million in 2017 for VDAs and settlement of an audit related to sales taxes (refer to Note 6, "Commitments and Contingencies," to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding this one-time charge). Adjusted EBITDA for the year ended December 31, 2018 was favorably impacted by our adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, due to our capitalization of contract costs that had been expensed as incurred in periods prior to January 1, 2018. We believe that adjusted EBITDA provides useful information to management and others in understanding and evaluating our operating results. However, adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner that we do. Please refer to Item 6. "Selected Financial Data—Adjusted EBITDA" in this Annual Report for a discussion of the limitations of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss), the most comparable U.S. GAAP measurement.

RESULTS OF OPERATIONS

The following tables set forth our consolidated statement of operations data and such data expressed as a percentage of revenues for each of the periods indicated.

	Year Ended December 31,			Period-to-Period Change
	2019	2018	2017	2019 to 2018		2018 to 2017
(dollars in thousands)
Revenue	$129,959	$131,218	$122,535	$(1,259)	(1.0)%	$8,683	7.1%
Cost of revenue	29,008	29,501	29,102	(493)	(1.7)	399	1.4
Gross profit	100,951	101,717	93,433	(766)	(0.8)	8,284	8.9
Operating expenses:
Sales and marketing	52,813	60,080	60,343	(7,267)	(12.1)	(263)	(0.4)
Research and development	19,200	22,359	21,868	(3,159)	(14.1)	491	2.2
General and administrative	25,136	26,784	27,800	(1,648)	(6.2)	(1,016)	(3.7)
Total operating expenses	97,149	109,223	110,011	(12,074)	(11.1)	(788)	(0.7)
Income (loss) from operations	3,802	(7,506)	(16,578)	11,308		9,072
Other income (expense):
Interest income (expense), net	754	510	222	244	47.8	288	129.7
Other income (expense), net	(385)	9	83	(394)	*	(74)	(89.2)
Total other income (expense)	369	519	305	(150)	(28.9)	214	70.2
Income (loss) before income taxes	4,171	(6,987)	(16,273)	11,158		9,286
Income tax expense	689	614	284	75	12.2	330	116.2
Net income (loss)	$3,482	$(7,601)	$(16,557)	$11,083		$8,956
* Not meaningful.

	Year Ended December 31,
	2019	2018	2017
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	22.3	22.5	23.7
Gross profit	77.7	77.5	76.3
Operating expenses:
Sales and marketing	40.6	45.8	49.2
Research and development	14.8	17.0	17.8
General and administrative	19.3	20.4	22.7
Total operating expenses	74.8	83.2	89.8
Income (loss) from operations	2.9	(5.7)	(13.5)
Other income (expense):
Interest income (expense), net	0.6	0.4	0.2
Other income (expense), net	(0.3)	—	0.1
Total other income (expense)	0.3	0.4	0.2
Income (loss) before income taxes	3.2	(5.3)	(13.3)
Income tax expense	0.5	0.5	0.2
Net income (loss)	2.7	(5.8)	(13.5)

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

We recognize fixed subscription fees and implementation fees ratably over the contract period beginning on the date the customer has access to the software. In determining the amount of revenue to be recognized, we apply the following steps:

•	Identify the promised services in the contract;

•	Determine whether the promised services are performance obligations, including whether they are distinct in the context of the contract;

•	Determine the transaction price;

•	Allocate the transaction price to the performance obligations based on estimated selling prices; and

•	Recognize revenue as we satisfy each performance obligation.

The primary products we offer are:

•	Marketplaces. Our Marketplaces module connects brands and retailers to third-party marketplaces such as Amazon, eBay, Google, Newegg, Overstock.com, Rakuten, Target, TradeMe, Walmart and Zalando.

•
Digital Marketing. Our Digital Marketing module connects brands and retailers to comparison shopping websites, such as Google Shopping and Shopzilla, and social commerce sites, such as Facebook, Instagram and Pinterest, and supports advertising programs on some marketplaces, such as Amazon and eBay.

•
Other. Other revenue is derived from channel integration agreements, as well as our Where to Buy and Product Intelligence solutions. We enter into integration agreements with certain marketplaces or channels under which the business partner engages us to integrate our platform with their marketplace or channel. Our Where to Buy solution allows customers to provide their web visitors or digital marketing audiences with up-to-date information about the authorized resellers that carry their products and the availability of those products. Our Product Intelligence solution provides customers with insights about online assortment, product coverage gaps, pricing trends and adherence by their retailers to content guidelines.

Our customers are categorized as follows:

•	Retailers. We generally categorize a customer as a retailer if it primarily focuses on selling third-party goods to consumers.

•	Brands. We generally categorize a customer as a brand if it primarily focuses on designing, manufacturing and selling its own proprietary products.

•	Other. Other is primarily comprised of agencies who use our solutions on behalf of their retail or brand customers.

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
Comparison of 2019 to 2018
Revenue decreased by 1.0%, or $(1.3) million, to $130.0 million for the year ended December 31, 2019 compared with $131.2 million for the prior year. The change was primarily due to a $4.5 million decline in variable revenue, primarily due to a shift in our revenue mix from variable to fixed resulting from more customers moving to higher fixed fee tiers and some of our strategic partner agreements evolving to incorporate more fixed fees instead of purely variable revenues. This decrease was partially offset by a $3.3 million increase in fixed revenue primarily attributable to growth in our international operations, as well as continued revenue growth from our brands customers. For the year ended December 31, 2019, brands customers represented approximately 26% of our total revenue compared to approximately 22% for year ended December 31, 2018.
Average revenue per customer increased 3.5%, to $47,891 for the year ended December 31, 2019 compared with $46,286 for the year ended December 31, 2018. The increase in the average revenue per customer was primarily driven by our continued focus on obtaining brands and large retailers as customers, which may represent a smaller number of total customers, but a potentially larger source of predictable and sustainable recurring revenue.
Comparison of 2018 to 2017
Revenue increased by 7.1%, or $8.7 million, to $131.2 million for the year ended December 31, 2018 compared with $122.5 million for the prior year primarily due to an increase in the average revenue per customer.
Average revenue per customer increased 8.4% to $46,286 for the year ended December 31, 2018 compared with $42,693 for the year ended December 31, 2017. The increase in the average revenue per customer was primarily driven by the growth of revenue derived from our marketplaces solution. This growth was largely attributable to an overall increase in transaction volume. In addition, the increase in average revenue per customer was due in part to our established customers who have increased their revenue over time on our platform. In general, as customers mature they generate a higher amount of GMV from which we derive revenue and in some cases they may subscribe to additional modules on our platform, thereby increasing our subscription revenue.
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

Comparison of 2019 to 2018
Cost of revenue decreased by 1.7%, or $0.5 million, to $29.0 million for the year ended December 31, 2019 compared with $29.5 million for the prior year. The change was comprised primarily of (decreases) increases of:

•
$(0.6) million in compensation and employee-related costs due to reductions in headcount, primarily as a result of the implementation of a plan, or the 2019 Actions, to reduce our expenses and align our operations with evolving business needs in the third quarter of 2019; partially offset by

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

Comparison of 2019 to 2018
Sales and marketing expense decreased by 12.1%, or $7.3 million, to $52.8 million for the year ended December 31, 2019 compared with $60.1 million for the prior year. The change was comprised primarily of (decreases) increases of:

•	$(5.5) million in compensation and employee-related costs, including stock-based compensation expense, due to reductions in headcount, primarily as a result of the 2019 Actions; and

•	$(1.6) million in promotional event programs, marketing, advertising and travel, primarily due to reductions in costs associated with our annual e-commerce conference; partially offset by

•	$0.4 million in non-recurring severance and related costs in connection with the 2019 Actions.
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

Comparison of 2019 to 2018
Research and development expense decreased by 14.1%, or $3.2 million, to $19.2 million for the year ended December 31, 2019 compared with $22.4 million for the prior year. The change was comprised primarily of (decreases) increases of:

•
$(2.0) million in compensation and employee-related costs, mainly due to an increase in capitalized employee-related costs attributable to software development to support the enhancement of our product offerings; and

•	$(0.7) million in compensation and employee-related costs due to shifting certain research and development to lower cost office locations.
Comparison of 2018 to 2017
Research and development expense increased by 2.2%, or $0.5 million, to $22.4 million for the year ended December 31, 2018 compared with $21.9 million for the prior year. The change was comprised primarily of an increase in compensation and employee-related costs due to an increase in headcount to support our growth and the enhancement of our product offerings.
GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of:

•	Salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation;

•	Consulting and professional fees;

•	Insurance;

•	One-time expense associated with VDAs and settlement of a sales tax audit;

•	Bad debt expense; and

•	Costs associated with SEC compliance, including with the Sarbanes-Oxley Act and other regulations governing public companies.
Comparison of 2019 to 2018
General and administrative expense decreased by 6.2%, or $1.6 million, to $25.1 million for the year ended December 31, 2019 compared with $26.8 million for the prior year. The change was comprised primarily of (decreases) increases of:

•
$(1.2) million in compensation and employee-related costs, including stock-based compensation expense, due to reductions in headcount, primarily as a result of the 2019 Actions and changes in management; and

•
$(0.8) million in professional fees in connection with the assessment by our independent auditors of the effectiveness of our internal control over financial reporting, which was required for the first time as part of our Annual Report on

Form 10-K for fiscal 2018, and our implementation of the new revenue recognition standard in 2018; partially offset by

•	$0.7 million in severance and related costs in connection with the 2019 Actions and changes in management.
Comparison of 2018 to 2017
General and administrative expense decreased by 3.7%, or $1.0 million, to $26.8 million for the year ended December 31, 2018 compared with $27.8 million for the prior year. The change was comprised primarily of (decreases) increases of:

•	$(2.5) million for the one-time charge during 2017 in connection with entering into VDAs related to sales taxes with certain jurisdictions and settlement of a sales tax audit; partially offset by

•	$0.6 million in non-recurring severance and related costs due to the reorganization of our China operations;

•
$0.5 million in professional fees, including placement and contractor services, to facilitate the support and growth of our operations, and accounting and advisory services in connection with our adoption of ASC 606 and first year obtaining an audit opinion on the effectiveness of our internal controls over financial reporting; and

•	$0.4 million in compensation and employee-related costs, mainly due to additional headcount.

GROSS AND OPERATING MARGINS

Comparison of 2019 to 2018
Gross margin improved by 20 basis points to 77.7% during the year ended December 31, 2019 compared with 77.5% for the prior year, primarily due to a decrease in cost of revenue resulting from our 2019 Actions, which exceeded the decrease in revenue, noted above.
Operating margin improved by 860 basis points to 2.9% during the year ended December 31, 2019 compared with (5.7)% for the prior year due to decreases in operating expenses and cost of revenue of 11.1% and 1.7%, respectively. Our improved operating margin was a result of the 2019 Actions and our continuing strategic efforts to scale our business operations while managing costs.
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
TOTAL OTHER INCOME (EXPENSE)
Other income (expense) consists primarily of:

•	Interest received on our cash and cash equivalents;

•	Interest expense on our finance leases;

•	Other gains and losses; and

•	The net effect of foreign currency revaluation gains and losses.
Comparison of 2019 to 2018
Other income (expense) decreased by $0.2 million to $0.4 million for the year ended December 31, 2019 compared with $0.5 million for the prior year. The change was primarily due to a $0.4 million loss recorded due the closing of our China operations, partially offset by a $0.2 million increase in interest income driven by higher interest earned on our cash and cash equivalents.
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
Comparison of 2019 to 2018
Income tax expense was $0.7 million for the year ended December 31, 2019 compared with $0.6 million for the prior year. The change was primarily due to a nonrecurring deferred tax benefit recorded in the United States in the year ended December 31, 2018 attributable to the enactment of the Tax Act.
Comparison of 2018 to 2017
Income tax expense was $0.6 million for the year ended December 31, 2018 compared with $0.3 million for the prior year. The change was primarily due to our adoption of ASC 606 which resulted in increased income from certain of our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and our existing cash balances will be sufficient to meet our cash requirements for at least the next 12 months. During this period, we expect our capital expenditure requirements to approximate a range of $2.5 million to $4.5 million, which will primarily consist of computer hardware and purchased software.
WORKING CAPITAL
The following table summarizes our cash and cash equivalents, accounts receivable and working capital as of the end of each of the last three years:

	December 31,
	2019	2018	2017
	(in thousands)
Cash and cash equivalents	$51,785	$47,185	$53,422
Accounts receivable, net of allowance	22,126	23,436	27,452
Working capital	47,946	41,139	45,862
Our cash at December 31, 2019 was held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide on-demand immediate liquidity. Accordingly, our cash is invested primarily in demand deposit accounts and short-term money market accounts.
Of our total cash and cash equivalents, approximately 9.6% was held outside of the United States at December 31, 2019. Our international operations primarily consist of selling and marketing and research and development functions supported by our U.S. operations, and are dependent on our U.S. operations for international working capital needs. If our cash and cash equivalents held outside of the United States were ever needed for our operations inside the United States, we could be required to accrue and pay income and withholding taxes to repatriate these funds. We currently intend to permanently reinvest these foreign amounts outside the United States, and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. operations.

CASH FLOWS
Free Cash Flow
We view free cash flow as an important financial metric as it demonstrates our ability to generate cash and can allow us to pursue opportunities that enhance shareholder value. Free cash flow is a non-GAAP financial measure that should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with GAAP. The following table presents a reconciliation of cash provided by (used in) operating activities, the most directly comparable GAAP measure, to free cash flow for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash and cash equivalents provided by (used in) operating activities	$13,008	$1,230	$(2,996)
Less: Purchases of property and equipment	(986)	(2,045)	(2,790)
Less: Payment of software development(1) costs	(2,721)	(894)	(293)
Free cash flow	$9,301	$(1,709)	$(6,079)
(1) Free cash flow for the years ended December 31, 2018 and 2017 has been updated to include payments of software development costs due to the change in materiality of these purchases in 2019.
Free cash flow increased by $11.0 million to $9.3 million for the year ended December 31, 2019 and increased $4.4 million to $(1.7) million for the year ended December 31, 2018. The increase in free cash flow for the year ended December 31, 2019 was a result of lower operating expenses, primarily related to the 2019 Actions, improved cash collections and changes in assets and liabilities, which are further described below. The increase in free cash flow for the year ended December 31, 2018 was primarily a result of revenue growth, improved cash collections and stable operating expenses, as well as a decrease in purchases of property and equipment due to completion of facilities projects initiated in 2017. Further analysis of the components of free cash flow is provided below.
Operating activities cash flows are largely driven by:

•	The amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business;

•	The amount and timing of customer payments;

•	The seasonality of our business, as noted above, which results in variations in the timing of invoicing and the receipt of payments from our customers;

•
In 2019, the amount paid in non-recurring severance and related costs in connection with the 2019 Actions and non-recurring severance and related costs due to our reorganization of our China operations in 2018; and

•	In 2017, the amounts paid in connection with finalizing VDAs related to sales taxes, and in 2018, the amount we paid to settle a sales tax audit.
Investing activities cash flows are largely driven by:

•	Capitalized expenditures to create internally developed software and implement software purchased for internal use;

•	Purchases of property and equipment to support the expansion of our infrastructure and acquisitions; and

•	Acquisitions, net of cash acquired.

Financing activities cash flows are largely driven by:

•	Proceeds from the exercises of stock options;

•	Payments on finance lease obligations; and

•	Tax withholdings related to the net-share settlement of restricted stock units.
2019
Operating Activities
Our cash provided by operating activities consisted of net income of $3.5 million adjusted for certain non-cash items totaling $17.1 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items.
The net decrease in cash resulting from changes in assets and liabilities of $7.6 million primarily consisted of:

•	a $3.4 million decrease in deferred revenue as a result of the timing of revenue recognition for managed-service contracts;

•
a $3.1 million increase in deferred contract costs consisting of sales commissions and a portion of other incentive compensation that is deferred and amortized to expense over the expected period of benefit; and

•
a $2.3 million decrease in accounts payable and accrued expenses, driven by the timing of payments to our vendors during the period. These decreases in cash were partially offset by increases in cash due to:

•
a $0.9 million decrease in prepaid expenses and other assets, primarily related to agency of record receipts (we record the amounts due from customers as a result of these arrangements as other receivables); and

•	a $0.4 million decrease in accounts receivable as a result of increased cash collections during the period.
Investing Activities
Our cash used in investing activities consisted of:

•	$2.7 million of capitalized software development costs; and

•	$1.0 million of capital expenditures primarily related to the purchase of computer equipment.
Financing Activities
Our cash used in financing activities consisted of:

•	$3.4 million used for the payment of taxes related to the net-share settlement of restricted stock units; and

•	$2.2 million used for the repayment of finance leases; partially offset by

•	$1.0 million in cash received upon the exercise of stock options.
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
The net decrease in cash resulting from changes in assets and liabilities of $8.5 million primarily consisted of:

•
a $10.9 million decrease in accounts payable and accrued expenses, driven by the timing of payments to our vendors, payments for certain customer arrangements for which we collect and remit monthly activity-based fees incurred for specific channels on behalf of our customers (referred to as "agency of record" activities) and a $1.0 million payment to settle a sales tax audit;

•
a $6.7 million increase in deferred contract costs as a result of our adoption of ASC 606 (sales commissions and a portion of other incentive compensation that is deferred and amortized to expense over the expected period of benefit); and

•
a $3.8 million net decrease in deferred revenue as a result of our adoption of ASC 606 and the timing of revenue recognition for managed-service contracts. These decreases in cash were partially offset by increases in cash due to

•
a $10.3 million decrease in prepaid expenses and other assets, primarily related to agency of record receipts (we record the amounts due from customers as a result of these arrangements as other receivables); and

•	a $2.6 million decrease in accounts receivable as a result of increased cash collections during the period.
Investing Activities
Our cash used in investing activities consisted of:

•	$2.0 million of capital expenditures primarily related to the purchase of computer equipment; and

•	$0.9 million of capitalized software development costs.
Financing Activities
Our cash used in financing activities consisted of:

•	$3.0 million used for the payment of taxes related to the net-share settlement of restricted stock units; and

•	$2.2 million used for the repayment of finance leases; partially offset by

•	$1.1 million in cash received upon the exercise of stock options.
CONTRACTUAL OBLIGATIONS

Our principal commitments consist of non-cancelable leases for our office space and computer equipment and purchase commitments for our co-location and other support services, as well as commitments related to our annual marketing events. The following table summarizes these contractual obligations at December 31, 2019. Future events could cause actual payments to differ from these estimates.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$15,238	$4,840	$9,170	$1,228	$—
Finance lease obligations	1,551	1,523	28	—	—
Purchase commitments	3,560	1,641	1,919	—	—
Total	$20,349	$8,004	$11,117	$1,228	$—
Operating lease obligations reflected above exclude future sublease income from certain space that we have subleased to a third party. We anticipate receiving $0.2 million in annual rental payments during the term of the sublease agreement, which is through August 2022.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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
Accounts Receivable and Allowances for Doubtful Accounts
Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts that we maintain for estimated losses expected to result from the inability of some customers to make payments as they become due. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. Historically, our actual collection experience has not varied significantly from our estimates, due primarily to our collection policies and the financial strength of our customers. However, adverse changes in general economic conditions could affect our allowance estimates, collectability of accounts receivable, cash flows and results of operations. At December 31, 2019, our allowance for doubtful accounts was 3.2% of our gross accounts receivable. A hypothetical 1% increase or decrease in the expected collectibility of our gross accounts receivable as of December 31, 2019 would have resulted in an increase or decrease of $0.2 million to our pre-tax net income for the year ended December 31, 2019. We plan to adopt ASU, 2016-13, Financial Instruments - Credit Losses (Topic 326), beginning in 2020. The adoption is not expected to have a material impact on our consolidated financial statements.
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

To perform our impairment testing, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount. The qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events, changes in circumstances and after-tax cash flows. If the qualitative factors indicate that the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, then we do not consider the assigned goodwill to be impaired. We are only required to perform the two-step impairment test if the qualitative factors indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We may elect to perform the two-step impairment test without considering such qualitative factors. As of December 31, 2019 and 2018, we concluded there was no impairment of goodwill.
Stock-Based Compensation
Stock-based compensation awards, which include stock options and restricted stock units, or RSUs, are measured at fair value at each grant date. We recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. Options and RSUs generally vest annually over a four-year period.
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
Our estimate of pre-vesting forfeitures, or forfeiture rate, is based on our historical experience and is reviewed on an annual basis, at a minimum. The estimated forfeiture rate is applied to the total estimated fair value of the awards to compute the stock-based compensation expense, net of pre-vesting forfeitures, to be recognized in our consolidated statements of operations. A hypothetical increase of 1% in our forfeiture rate assumption would have resulted in a $0.2 million decrease in stock-based compensation expense for the year ended December 31, 2019. A hypothetical decrease of 1% in our forfeiture rate assumption would have resulted in a $0.2 million increase in stock-based compensation expense for the year ended December 31, 2019.
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
The Tax Cuts and Jobs Act, or Tax Act, which went into effect on December 22, 2017, significantly revises the Internal Revenue Code of 1986, as amended. The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time and modifying or repealing many business deductions and credits. Please refer to Note 8, "Income Taxes," to our consolidated financial statements appearing elsewhere in this Annual Report for additional information regarding the Tax Act and its impact on our financial results as of and for the years ended December 31, 2019 and 2018.
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
FOREIGN CURRENCY EXCHANGE RISK
With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar denominated revenue and operating expenses transacted in British pounds sterling, euros and Australian dollars. As a result, we would experience increased revenue and operating expenses at our non-U.S. operations if there were a decline in the value of the U.S. dollar relative to these foreign currencies. Conversely, we would experience decreased revenue and operating expenses at our non-U.S. operations if there were an increase in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our revenue and expenses denominated in foreign currencies, a 10% change in foreign exchange rates would not have had a material impact on our results of operations for the year ended December 31, 2019.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ChannelAdvisor Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ChannelAdvisor Corporation and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842)
Adoption of ASU No. 2014-09
As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for revenue and deferred contract costs in the year ended December 31, 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

Basis for Opinion
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
February 12, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ChannelAdvisor Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited ChannelAdvisor Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, ChannelAdvisor Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 12, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 12, 2020

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$51,785	$47,185
Accounts receivable, net of allowance of $733 and $652 as of December 31, 2019 and 2018, respectively	22,126	23,436
Prepaid expenses and other current assets	10,452	9,248
Total current assets	84,363	79,869
Operating lease right of use assets	11,128	—
Property and equipment, net	9,597	12,007
Goodwill	23,486	23,486
Intangible assets, net	1,285	1,894
Deferred contract costs, net of current portion	12,810	11,336
Long-term deferred tax assets, net	3,584	4,162
Other assets	614	1,515
Total assets	$146,867	$134,269
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$409	$1,598
Accrued expenses	8,577	9,358
Deferred revenue	21,000	24,205
Other current liabilities	6,431	3,569
Total current liabilities	36,417	38,730
Long-term operating leases, net of current portion	9,767	—
Long-term finance leases, net of current portion	27	1,404
Lease incentive obligation	—	2,154
Other long-term liabilities	1,007	2,343
Total liabilities	47,218	44,631
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,077,469 and 27,347,115 shares issued and outstanding as of December 31, 2019 and 2018, respectively	28	27
Additional paid-in capital	278,111	271,550
Accumulated other comprehensive loss	(1,740)	(1,707)
Accumulated deficit	(176,750)	(180,232)
Total stockholders' equity	99,649	89,638
Total liabilities and stockholders' equity	$146,867	$134,269
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$129,959	$131,218	$122,535
Cost of revenue	29,008	29,501	29,102
Gross profit	100,951	101,717	93,433
Operating expenses:
Sales and marketing	52,813	60,080	60,343
Research and development	19,200	22,359	21,868
General and administrative	25,136	26,784	27,800
Total operating expenses	97,149	109,223	110,011
Income (loss) from operations	3,802	(7,506)	(16,578)
Other income (expense):
Interest income (expense), net	754	510	222
Other (expense) income, net	(385)	9	83
Total other income (expense)	369	519	305
Income (loss) before income taxes	4,171	(6,987)	(16,273)
Income tax expense	689	614	284
Net income (loss)	$3,482	$(7,601)	$(16,557)
Net income (loss) per share:
Basic	$0.12	$(0.28)	$(0.63)
Diluted	$0.12	$(0.28)	$(0.63)
Weighted average common shares outstanding:
Basic	27,886,278	27,138,274	26,366,748
Diluted	28,816,977	27,138,274	26,366,748
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$3,482	$(7,601)	$(16,557)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(33)	(918)	823
Total comprehensive income (loss)	$3,449	$(8,519)	$(15,734)
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2016	25,955,759	$26	$252,158	$(1,612)	$(163,575)	$86,997
Exercise of stock options and vesting of restricted stock units	893,843	1	1,427	—	—	1,428
Stock-based compensation expense	—	—	11,947	—	—	11,947
Statutory tax withholding related to net-share settlement of restricted stock units	(247,976)	—	(2,727)	—	—	(2,727)
Net loss	—	—	—	—	(16,557)	(16,557)
Foreign currency translation adjustments	—	—	—	823	—	823
Balance, December 31, 2017	26,601,626	27	262,805	(789)	(180,132)	81,911
Cumulative effect of accounting change (1)	—	—	—	—	7,501	7,501
Exercise of stock options and vesting of restricted stock units	1,034,146	—	1,106	—	—	1,106
Stock-based compensation expense	—	—	10,598	—	—	10,598
Statutory tax withholding related to net-share settlement of restricted stock units	(288,657)	—	(2,959)	—	—	(2,959)
Net loss	—	—	—	—	(7,601)	(7,601)
Foreign currency translation adjustments	—	—	—	(918)	—	(918)
Balance, December 31, 2018	27,347,115	27	271,550	(1,707)	(180,232)	89,638
Exercise of stock options and vesting of restricted stock units	1,021,730	1	974	—	—	975
Stock-based compensation expense	—	—	8,976	—	—	8,976
Statutory tax withholding related to net-share settlement of restricted stock units	(291,376)	—	(3,389)	—	—	(3,389)
Net income	—	—	—	—	3,482	3,482
Foreign currency translation adjustments	—	—	—	(33)	—	(33)
Balance, December 31, 2019	28,077,469	$28	$278,111	$(1,740)	$(176,750)	$99,649
(1) Refer to Note 7, "Revenue from Contracts with Customers," for additional information regarding the effect of the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, and adjustments to accumulated deficit upon adoption.
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$3,482	$(7,601)	$(16,557)
Adjustments to reconcile net income (loss) to cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	6,336	6,094	6,578
Bad debt expense	1,147	991	727
Stock-based compensation expense	8,976	10,598	11,947
Deferred income taxes	531	493	130
Other items, net	118	(851)	(869)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	361	2,634	(8,261)
Prepaid expenses and other assets	892	10,303	(5,514)
Deferred contract costs	(3,146)	(6,730)	—
Accounts payable and accrued expenses	(2,306)	(10,936)	5,242
Deferred revenue	(3,383)	(3,765)	3,581
Cash and cash equivalents provided by (used in) operating activities	13,008	1,230	(2,996)
Cash flows from investing activities
Purchases of property and equipment	(986)	(2,045)	(2,790)
Payment of software development costs	(2,721)	(894)	(293)
Acquisition, net of cash acquired	—	—	(2,177)
Cash and cash equivalents used in investing activities	(3,707)	(2,939)	(5,260)
Cash flows from financing activities
Repayment of finance leases	(2,209)	(2,241)	(2,840)
Proceeds from exercise of stock options	974	1,106	1,428
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(3,389)	(2,959)	(2,727)
Cash and cash equivalents used in financing activities	(4,624)	(4,094)	(4,139)
Effect of currency exchange rate changes on cash and cash equivalents	(77)	(434)	397
Net increase (decrease) in cash and cash equivalents	4,600	(6,237)	(11,998)
Cash and cash equivalents, beginning of year	47,185	53,422	65,420
Cash and cash equivalents, end of year	$51,785	$47,185	$53,422
Supplemental disclosure of cash flow information
Cash paid for interest	$215	$30	$111
Cash paid for income taxes, net	$62	$113	$196
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$15	$68	$80
Finance lease obligations entered into for the purchase of fixed assets	$46	$4,217	$567
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS
ChannelAdvisor Corporation ("ChannelAdvisor" or the "Company") was incorporated in the state of Delaware and capitalized in June 2001. The Company began operations in July 2001. ChannelAdvisor is a provider of software-as-a-service, or SaaS, solutions and its mission is to connect and optimize the world's commerce. ChannelAdvisor's SaaS cloud platform helps brands and retailers worldwide improve their online performance by expanding sales channels, connecting with consumers around the world, optimizing their operations for peak performance and providing actionable analytics to improve competitiveness. The Company is headquartered in Morrisville, North Carolina and maintains sales, service, support and research and development offices in various domestic and international locations.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Cost of revenue	$3,942	$3,610	$4,019
Sales and marketing	775	884	998
Research and development	353	371	424
General and administrative	1,266	1,229	1,137
	$6,336	$6,094	$6,578

Recent Accounting Pronouncements

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Standards that the Company adopted effective January 1, 2020
Financial Instruments:
Accounting Standards Update, or ASU, 2016-13, Financial Instruments - Credit Losses (Topic 326) Effective date: January 1, 2020
The standard replaces the incurred loss impairment methodology in current U.S. GAAP (defined below) with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more useful information about expected credit losses.
The Company adopted this standard effective January 1, 2020. The adoption did not have a material impact on its consolidated financial statements.
Intangibles:
ASU 2018-15, Intangibles -Goodwill and Other - Internal-Use Software (Subtopic 350-40) Effective date: January 1, 2020
This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.
The Company adopted this standard effective January 1, 2020. The adoption did not have a material impact on its consolidated financial statements.
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

The Company adopted this standard effective January 1, 2019 using the alternate adoption method which allows for the initial application of the standard as of the adoption date. The reported results as of and for the year ended December 31, 2019 in the accompanying consolidated financial statements are presented under ASC 842, while prior period results have not been adjusted and are reported in accordance with historical accounting guidance in effect for those periods. The Company elected to use the package of three practical expedients, as well as the practical expedient to apply hindsight in determining lease terms. Refer to Note 5, "Leases," for additional information regarding the impact of adoption under ASC 842 on the Company's consolidated financial statements.

The Company has reviewed other new accounting pronouncements that were issued as of December 31, 2019 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
Cost of Revenue
Cost of revenue primarily consists of personnel and related costs, including salaries, bonuses, payroll taxes and stock-based compensation, co-location facility costs for the Company's data centers, depreciation expense for computer equipment and amortization of capitalized software directly associated with generating revenue, credit card transaction fees and infrastructure maintenance costs. In addition, the Company allocates a portion of overhead, such as rent, additional depreciation and amortization and employee benefits costs, to cost of revenue based on headcount.
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
The Company did not have any customers that individually comprised a significant concentration of its accounts receivable as of December 31, 2019 and 2018, or a significant concentration of its revenue for the years ended December 31, 2019, 2018 and 2017.
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

The following table presents the changes in the Company's allowance for doubtful accounts during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Balance at Beginning of Period	Additions Charged To Expense	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2019	$652	1,147	(1,066)	$733
Year ended December 31, 2018	$609	991	(948)	$652
Year ended December 31, 2017	$594	727	(712)	$609
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
Software development costs of $3.0 million and $0.7 million related to creating internally developed software and implementing software purchased for internal use were capitalized during the years ended December 31, 2019 and 2018, respectively, and are included in property and equipment in the accompanying consolidated balance sheets. Amortization expense related to capitalized internally developed software was $0.8 million, $0.3 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in cost of revenue or general and administrative expense in the accompanying consolidated statements of operations, depending upon the nature of the software development project. The net book value of capitalized internally developed software was $2.9 million and $1.0 million at December 31, 2019 and 2018, respectively.
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

Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are not recoverable, the impairment to be recognized, if any, is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets or asset group. Assets held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2019 and 2018, management does not believe any long-lived assets are impaired and has not identified any assets as being held for sale.
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
The Company performs its annual goodwill impairment analysis as of October 1, the first day of the fourth quarter. As a result of the Company's annual impairment analysis as of October 1, 2019 and 2018, goodwill was not considered impaired and, as such, no impairment charges were recorded.
Advertising Costs
The Company expenses advertising costs as incurred. The amount expensed during the years ended December 31, 2019, 2018 and 2017 was $4.2 million, $5.7 million and $5.3 million, respectively.
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
The Company applies the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the treatment for the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will be recognized if it is more likely than not to be sustained. The Company did not have any accrued interest or penalties associated with unrecognized tax positions as of December 31, 2019 and 2018.
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
Stock-Based Compensation
The Company accounts for stock-based compensation awards, which include stock options and restricted stock units, or RSUs, based on the fair value of the award as of the grant date. The Company recognizes stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche.
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
Basic and Diluted Income (Loss) per Common Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is calculated giving effect to all potentially dilutive shares of common stock, including stock options and RSUs. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.
3. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Purchased software, including capitalized software development costs	$13,965	$16,239
Computer hardware	8,975	12,292
Furniture and office equipment	2,369	2,518
Leasehold improvements	7,244	7,396
Construction in process	46	457
	32,599	38,902
Less: accumulated depreciation	(23,002)	(26,895)
Property and equipment, net	$9,597	$12,007
Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $5.7 million, $5.5 million and $6.0 million, respectively. During the year ended December 31, 2019, the Company disposed of purchased software, including capitalized software development costs, computer hardware, furniture and office equipment and leasehold improvements with a cost of $10.0 million and accumulated depreciation of $9.6 million resulting in a $0.4 million loss in the consolidated statements of operations for the year ended December 31, 2019 related to these disposals. During the year ended December 31, 2018, the Company disposed of computer hardware, furniture and office equipment and leasehold improvements with a cost of $4.9 million and accumulated depreciation of $4.9 million. The Company recognized a de minimis loss in the consolidated statements of operations for the year ended December 31, 2018 related to these disposals. As a result of an amendment to the Company's corporate headquarters lease agreement during the year ended December 31, 2018, the Company disposed of leasehold improvements with a cost of $0.8 million and accumulated depreciation of $0.3 million and recorded a $0.5 million reduction to its lease incentive obligation.

4. GOODWILL AND INTANGIBLE ASSETS
There were no changes to the Company's goodwill during the years ended December 31, 2019 and 2018.
Intangible assets consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Customer relationships	$2,230	$(1,598)	$632	7.0
Acquired technology	2,030	(1,377)	653	7.0
Total	$4,260	$(2,975)	$1,285	7.0

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Customer relationships	$2,230	$(1,279)	$951	7.0
Acquired technology	2,030	(1,087)	943	7.0
Total	$4,260	$(2,366)	$1,894	7.0
Amortization expense was $0.6 million for each of the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, expected amortization expense over the remaining intangible asset lives is as follows (in thousands):

Year Ending December 31,
2020	$609
2021	518
2022	66
2023	66
2024	26
Total	$1,285
5. LEASES
Financial Statement Impact of Adopting ASC 842, "Leases"
On January 1, 2019, the Company adopted ASC 842. The most significant impact of this standard relates to the Company's recognition of right of use, or ROU, assets and lease liabilities for its operating leases. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company's accounting for finance leases, classified as capital leases under historical accounting guidance, was unchanged.

The following table summarizes the financial statement line items impacted by the Company's adoption of ASC 842 at January 1, 2019 (in thousands):

Balance Sheet - select financial statement line items	Ending balance	Effect of the adoption of		Beginning balance
	December 31, 2018	ASC 842		January 1, 2019
Operating lease right of use assets	$—	$15,099		$15,099
Other assets	1,515	(504)	(1)	1,011
Total assets	134,269	14,595		148,864
Other current liabilities	3,569	3,116	(2)	6,685
Total current liabilities	38,730	3,116		41,846
Long-term operating leases, net of current portion	—	14,310		14,310
Lease incentive obligation	2,154	(2,154)		—
Other long-term liabilities	2,343	(657)	(3)	1,686
Total liabilities	44,631	14,615		59,246
Accumulated other comprehensive loss	(1,707)	(12)		(1,719)
Total stockholders' equity	89,638	(12)		89,626
Total liabilities and stockholders' equity	$134,269	$14,595	(4)	$148,864
(1) Derecognition of lease inception fees associated with certain leases previously amortized over the respective lives of those leases.
(2) Net effect of derecognizing the Company's current deferred rent and lease incentive obligations as of December 31, 2018 and recognizing current operating lease liabilities.
(3) Derecognition of the Company's long-term deferred rent as of December 31, 2018.
(4) The resulting incremental expense due to the Company's adoption of ASC 842 was not considered significant and is recorded as rent expense in General and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2019.
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

The following table summarizes the Company's lease assets and liabilities as of December 31, 2019 (in thousands):

As of December 31, 2019
Assets
Operating lease right of use assets	$11,128
Finance lease assets, included in Property and equipment, net (1)	1,917
Total leased assets	$13,045
Liabilities
Current
Operating lease liabilities, included in Other current liabilities	$4,177
Finance lease liabilities, included in Other current liabilities	1,418
Long-term
Long-term operating leases, net of current portion	9,767
Finance leases, net of current portion	$27
Total lease liabilities	$15,389
(1) Finance leases are presented net of accumulated amortization of $4.4 million as of December 31, 2019.
The following table summarizes the components of lease expense for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Operating lease cost, included in General and administrative expense (1)	$4,808
Finance lease cost:
Amortization of leased assets, included in General and administrative expense	2,041
Interest on lease liabilities, included in Other income (expense), net	140
Less: sublease income, reducing rent expense in General and administrative expense (2)	(168)
Net lease cost	$6,821
(1) Excludes short-term lease costs of $0.4 million for the year ended December 31, 2019.
(2) The Company subleases space to a third party for which it anticipates receiving $0.2 million in annual rental payments during the term of the sublease agreement, which is through August 2022.

The following table summarizes other information related to leases for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4,852
Operating cash outflows from finance leases	216
Financing cash outflows from finance leases	2,209
Weighted-average remaining lease term (years)
Operating leases	3.20
Finance leases	1.37
Weighted-average discount rate
Operating leases	5.50%
Finance leases	7.28%
The following table summarizes maturities of lease liabilities as of December 31, 2019 (in thousands):

	Operating Leases	Finance Leases
2020	$4,840	$1,523
2021	4,930	16
2022	4,240	12
2023	1,227	—
2024	—	—
Total lease payments	$15,237	$1,551
Less: imputed interest	(1,294)	(105)
Present value of lease liabilities	$13,943	$1,446
As of December 31, 2019, the Company had no material operating or finance leases that had not yet commenced.
6. COMMITMENTS AND CONTINGENCIES
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
During the first quarter of 2017, the Company completed its analysis with regard to potential unpaid sales tax obligations. Based on the results of this analysis, the Company made the decision to enter into voluntary disclosure agreements, or VDAs, with certain jurisdictions to reduce the Company's potential sales tax liability. VDAs generally provide for a maximum look-back period, a waiver of penalties and, at times, interest as well as payment arrangements. The Company's estimated aggregate VDA liability of $2.5 million was recorded as a one-time charge in General and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2017. This amount represented the

Company's estimate of its potential unpaid sales tax liability through the anticipated look-back periods including interest, where applicable, in all jurisdictions in which the Company had entered into VDAs. During the third quarter of 2017, one jurisdiction rejected the Company's VDA application and conducted a sales tax audit, which was completed in May 2018.
Through December 31, 2018, the Company paid an aggregate of $2.5 million under the terms of the VDAs and to settle the sales tax audit. The Company has no other unresolved VDA applications or ongoing sales tax audits as of December 31, 2019.
7. REVENUE FROM CONTRACTS WITH CUSTOMERS
Financial Statement Impact of Adopting ASC 606, "Revenue from Contracts with Customers"
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method and applied this method to all contracts that were not complete as of the date of adoption. The reported results as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 in the accompanying consolidated financial statements are presented under ASC 606, while prior period results have not been adjusted and are reported in accordance with historical accounting guidance in effect for those periods.
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
Disaggregation of Revenue
The Company derives the majority of its revenue from subscription fees paid for access to and usage of its SaaS solutions for a specified period of time. A portion of the subscription fee is typically fixed and is based on a specified minimum amount of gross merchandise value, or GMV, or advertising spend that a customer expects to process through the Company's platform over the contract term. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV or advertising spend processed through the Company's platform in excess of the customer's specified minimum GMV or advertising spend amount. In addition to subscription fees, contracts with customers may include implementation fees for launch assistance and training. Fixed subscription and implementation fees are billed in advance of the subscription term and are due in accordance with contract terms, which generally provide for payment within 30 days. Variable fees are subject to the same payment terms, although they are generally billed the month after they are incurred. The Company also generates revenue from its solutions that allow brands to direct potential consumers from their websites and digital marketing campaigns to authorized resellers. The majority of the Company's contracts have a one year term. The Company's contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of the Company's software at any time. Sales taxes collected from customers and remitted to government authorities are excluded from revenue.
The following table summarizes revenue disaggregation by product for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017 (1) (2)

Marketplaces	$95,757	$96,321	$93,020
Digital Marketing	19,683	18,919	18,076
Other	14,519	15,978	11,439
	$129,959	$131,218	$122,535

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
Other - Other product offerings include the Company's Where to Buy and Product Intelligence solutions, which provide current information on resellers and product availability and insights on product assortment, gaps, and pricing trends. These solutions are only available on a managed-service basis and include implementation services. The Company also enters into integration agreements with certain marketplaces or channels under which the respective platforms of the Company and the business partner are integrated with each other. Revenue from these product offerings is recognized ratably over the subscription term beginning on the date the implementation or integration is complete.
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
Transaction Price Allocated to Future Performance Obligations
As the Company typically enters into contracts with customers for a twelve-month subscription term, substantially all of its performance obligations that have not yet been satisfied as of December 31, 2019 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, the aggregate transaction price allocated to the unsatisfied performance obligations was $26.3 million as of December 31, 2019, of which $16.1 million is expected to be recognized as revenue over the next twelve months.
Deferred Revenue
Deferred revenue represents the unearned portion of subscription and implementation fees. Deferred revenue is recorded when cash payments are received in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying consolidated balance sheets under "Total current liabilities," net of any long-term portion that is included in "Other long-term liabilities." The following table summarizes deferred revenue activity for the year ended December 31, 2019 (in thousands):

	Balance, beginning of period	Net additions	Revenue recognized from deferred revenue	Balance, end of period
Deferred revenue	$24,708	100,271	(103,520)	$21,459
Of the $130.0 million of revenue recognized in the year ended December 31, 2019, $22.4 million was included in deferred revenue at January 1, 2019.
Costs to Obtain Contracts
The Company capitalizes sales commissions and a portion of other incentive compensation costs that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying consolidated balance sheets and are classified as "Prepaid expenses and other current assets," net of any long-term portion that is included in "Deferred contract costs, net of current portion." As of December 31, 2019, $5.6 million was included in "Prepaid expenses and other current assets." Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which the Company has determined to be five years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the year ended December 31, 2019 (in thousands):

	Balance, beginning of period	Additions	Amortized costs (1)	Balance, end of period
Deferred contract costs	$15,209	7,858	(4,653)	$18,414
(1) Includes contract costs amortized to sales and marketing expense during the period and the impact from foreign currency exchange rate fluctuations.
8. INCOME TAXES
The components of income (loss) before income taxes for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	2019	2018	2017
Domestic	$1,994	$(10,552)	$(11,089)
Foreign	2,177	3,565	(5,184)
Total income (loss) before income taxes	$4,171	$(6,987)	$(16,273)

The provision for income tax expense included the following for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Current:
Federal	$(10)	$(20)	$(39)
Foreign	168	141	193
Total	158	121	154
Deferred:
Federal	—	(211)	(73)
State	(18)	12	15
Foreign	549	692	188
Total	531	493	130
Total tax expense	$689	$614	$284

Additionally, for the year ended December 31, 2019, the Company recorded $0.1 million of foreign current income tax expense in other comprehensive loss.

The Tax Cuts and Jobs Act, or Tax Act, which went into effect on December 22, 2017, significantly revised the Internal Revenue Code of 1986, as amended, or IRC. The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), repeal of the alternative minimum tax, limitation of the deduction for net operating losses to 80% of current year taxable income, indefinite net operating loss carryforward period and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, creation of the base erosion anti-abuse tax, the global intangible low taxed income inclusion, which the Company accounts for as a period cost, the foreign derived intangible income deduction and modifying or repealing many business deductions and credits.
As of December 31, 2019, the U.S Internal Revenue Service, or IRS, is still in the process of issuing guidance to taxpayers to address changes enacted in the Tax Act. The Company has prepared the income tax provision for years ended December 31, 2019 and 2018 based on available guidance. However, if final guidance is issued that modifies the existing temporary guidance issued by the IRS or if the final guidance contradicts positions taken by the Company in the absence of any IRS guidance, this could have a material impact on the Company's consolidated financial statements.

The components of the Company's net deferred tax assets as of December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Deferred tax assets:
Domestic tax loss carryforwards	$31,974	$31,904
Foreign tax loss carryforwards	6,098	6,177
Stock-based compensation	3,129	3,707
Tax credits	3,860	3,037
Operating lease liability	3,121	—
Lease incentive obligation	—	790
Other assets	2,062	2,242
Valuation allowance	(38,603)	(39,040)
Total deferred tax assets	11,641	8,817
Deferred tax liabilities:
Fixed assets	821	460
Intangible assets	491	557
Capitalized contract costs	4,468	3,898
Right of use assets	2,478	—
Other liabilities	21	—
Total deferred tax liabilities	8,279	4,915
Net deferred tax asset	$3,362	$3,902
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
At December 31, 2019 and 2018, the Company had federal net operating loss, or NOL, carryforwards of $128.7 million and $127.2 million, respectively, which expire beginning in 2022. At December 31, 2019 and 2018, the Company had state NOL carryforwards of $151.1 million and $154.5 million, respectively, which expire beginning in 2020. At December 31, 2019 and 2018, the Company had U.S. federal income tax credit carryforwards of $5.1 million and $4.0 million, respectively, which expire beginning in 2034. The utilization of the NOL and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code and state and foreign tax laws. Prior to the utilization of these tax attributes, the Company will assess any limitations, particularly related to NOL carryforwards from its acquired entities. For each of the periods ended December 31, 2019 and 2018, the Company also had foreign NOL carryforwards for use against future tax in those jurisdictions of $32.3 million and $32.6 million, respectively. The majority of the Company's foreign NOLs can be carried forward indefinitely.
A valuation allowance has been recognized to offset deferred tax assets, primarily attributable to NOL carryforwards that the Company has determined are not more likely than not to be realized. There was a net increase in the valuation allowance of $1.0 million during the year ended December 31, 2018, which was comprised of a net increase of $2.4 million that was allocable to operations, and a $1.4 million decrease resulting from the Company's adoption of ASC 606 that was allocable to accumulated deficit. There was a net decrease in the valuation allowance of $0.4 million during the year ended December 31, 2019 that was allocable to operations. The Company does not generally consider deferred tax liabilities on indefinite-lived assets as a source of future taxable income available to be able to realize deferred tax assets. However, the Company considers the deferred tax liability associated with an indefinite-lived intangible asset as a source of future taxable income available to be able to realize the deferred tax asset recorded for the U.S. federal alternative minimum tax credit and U.S. federal NOL carryforwards generated in years ending after December 31, 2017, which can be carried forward indefinitely. Since both the deferred tax liability and the deferred tax asset have indefinite lives, they offset each other to arrive at the net deferred tax asset, which is offset by a valuation allowance.

Generally, undistributed earnings of the Company's foreign subsidiaries are indefinitely reinvested offshore and, accordingly, no provision for U.S. federal, state or foreign income taxes has been provided thereon. In the year ended December 31, 2019, the Company determined that the undistributed earnings of its foreign subsidiary located in China are no longer permanently reinvested. Accordingly, the Company recorded a deferred tax liability for this temporary difference. The amount of the deferred tax liability is nominal. The cumulative amount of undistributed earnings of the Company's non-U.S. subsidiaries for the years ended December 31, 2019 and 2018 was nominal. The determination of the deferred tax liability, which requires complex analysis of international tax situations related to repatriation, is not practicable at this time. The Company is presently investing in international operations located in Europe, Australia and South America. The Company is funding the working capital needs of its foreign operations through its U.S. operations. In the future, the Company will utilize any foreign undistributed earnings, as well as continued funding from its U.S. operations, to support its continued investment in foreign growth.
A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
U.S. statutory federal rate	21.0%	21.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	3.7	7.8	2.5
Change in U.S. federal statutory rate	—	—	(102.2)
Nondeductible expenses	8.0	(13.5)	(10.5)
Effect of foreign tax rate differential	2.3	(0.5)	(5.3)
Uncertain tax positions	4.9	(3.3)	(1.6)
Research and development credit	(24.8)	15.1	5.6
Change in valuation allowance	(12.0)	(36.4)	77.1
Expiration of NOL	4.0	(1.0)	(0.2)
Change in U.S. state statutory rate	4.0	0.6	(1.7)
Other	5.4	1.4	0.6
Effective tax rate	16.5%	(8.8)%	(1.7)%
The Company's effective tax rates for the years ended December 31, 2019, 2018 and 2017 are lower than the U.S. federal statutory rates of 21%, 21% and 34%, respectively, primarily due to operating losses which are subject to a valuation allowance. The Company cannot recognize the tax benefit of operating loss carryforwards generated in certain jurisdictions due to uncertainties relating to future taxable income in those jurisdictions in terms of both its timing and its sufficiency, which would enable the Company to realize the benefits of those carryforwards. In 2017, the Company remeasured its U.S. net deferred tax assets to reflect the newly enacted U.S. statutory tax rate of 21% which resulted in tax expense of $16.6 million. This was offset by a corresponding reduction to the valuation allowance of $16.7 million. The net result from the change in the U.S. federal statutory tax rate was a tax benefit of $0.1 million. The increase in the effective tax rate impact from state taxes, net of federal benefit, research and development credits and foreign tax rate differential for the year ended December 31, 2018 compared to the year ended December 31, 2017, was primarily due to the decrease in the U.S. federal statutory tax rate. The increase in effective tax rate impact from nondeductible expenses, foreign tax rate differential, uncertain tax positions, and expiration of NOLs and the decrease in the effective tax rate impact from the tax effects of research and development credits for the year ended December 31, 2019 compared to the years ended December 31, 2018 and 2017 was primarily due to the shift from loss before tax for the years ended December 31, 2018 and 2017, to income before tax for the year ended December 31, 2019. The nondeductible expenses during the years ended December 31, 2019, 2018, and 2017 primarily related to stock-based compensation expense associated with nondeductible stock awards. The Company's foreign jurisdictions comprise a mix of income and loss making entities. In the years ended December 31, 2019 and 2018, foreign income exceeded foreign losses and in the year ended December 31, 2017, foreign losses exceeded foreign income.
The Company accounts for uncertain tax provisions in accordance with Accounting Standards Codification Topic 740-10, Income Taxes ("ASC 740-10"). This guidance provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return.

The following table shows the changes in unrecognized tax benefits in accordance with ASC 740-10 for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Balance as of January 1,	$1,408	$1,282	$766
Increases related to current tax positions	183	217	199
Increases related to prior year tax positions	20	12	317
Decreases related to prior year tax positions	(10)	(103)	—
Balance as of December 31,	$1,601	$1,408	$1,282
Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that a de minimis amount of unrecognized tax benefits could reverse in the next twelve months. If the total unrecognized tax benefit was recognized, there would be a de minimis impact on the effective tax rate. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to the tax contingencies. The Company's policy for recording interest and penalties is to record them as a component of provision for income taxes.
The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local tax examinations by tax authorities for tax periods 2015 and prior, although carryforward attributes that were generated prior to 2016 may still be adjusted upon examination by the Internal Revenue Service if they either have been or will be used in a future period. The Company is no longer subject to examination in foreign tax jurisdictions for tax periods 2014 and prior. No income tax returns are currently under examination by taxing authorities.

9. EQUITY INCENTIVE PLANS AND STOCK-BASED COMPENSATION
In May 2013, the Company's board of directors adopted, and the Company's stockholders approved, the 2013 Equity Incentive Plan, or the 2013 Plan, pursuant to which the Company initially reserved 1,250,000 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2013 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company's employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2014 through January 1, 2023, by 5% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company's board of directors. Accordingly, on January 1, 2020 the number of shares reserved for issuance under the 2013 Plan increased by 1,403,873 shares. As of December 31, 2019, 2,608,909 shares remained available for future grant under the 2013 Plan. As a result of the adoption of the 2013 Plan, no further grants may be made under the former 2001 Stock Plan.
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Cost of revenue	$995	$911	$951
Sales and marketing	2,385	3,144	3,827
Research and development	1,898	2,152	2,260
General and administrative	3,698	4,391	4,909
	$8,976	$10,598	$11,947
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
The following table summarizes the assumptions used for estimating the fair value of stock options granted for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Risk-free interest rate	1.8% - 2.5%	2.7% - 2.9%	1.4% - 2.1%
Expected term (years)	6.25	6.25	6.25
Expected volatility	37% - 41%	43%	45% - 51%
Dividend yield	0%	0%	0%

The following is a summary of the option activity for the year ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding balance at December 31, 2018	2,208,141	$10.57
Granted	554,545	12.07
Exercised	(101,103)	9.63
Forfeited	(363,401)	12.74
Expired	(101,416)	13.99
Outstanding balance at December 31, 2019	2,196,766	$10.47	6.28	$1,478
Exercisable at December 31, 2019	1,357,114	$9.63	4.95	$1,464
Vested and expected to vest at December 31, 2019	2,047,715	$10.38	6.13	$1,475
The weighted average grant date fair value for the Company's stock options granted during the years ended December 31, 2019, 2018, and 2017 was $4.51, $5.98 and $4.17 per share, respectively.
The total fair value of stock options vested during the years ended December 31, 2019, 2018 and 2017 was $1.8 million, $1.5 million and $1.2 million, respectively.
The total compensation cost related to nonvested stock options not yet recognized as of December 31, 2019 was $1.5 million and will be recognized over a weighted average period of approximately 1.8 years.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019, 2018, and 2017 was $0.2 million, $0.6 million and $0.5 million, respectively.
Restricted Stock Units
The following table summarizes the RSU activity for the year ended December 31, 2019:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Unvested RSUs as of December 31, 2018	2,216,430	$11.87
Granted	1,301,803	9.89
Vested	(920,627)	11.11
Forfeited	(510,960)	11.94
Unvested RSUs as of December 31, 2019	2,086,646	$10.93
The total unrecognized compensation cost related to the unvested RSUs as of December 31, 2019 was $9.5 million and will be recognized over a weighted average period of approximately 1.9 years.
10. NET INCOME (LOSS) PER SHARE
For the years ended December 31, 2018 and 2017, the Company incurred net losses and, therefore, the effect of the Company's outstanding stock options and unvested RSUs were not included in the calculation of diluted net income (loss) per share as the effect would be anti-dilutive.

The following table summarizes the calculation of basic and diluted net income (loss) per share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except share and per share data):

	2019	2018	2017
Basic:
Net income (loss)	$3,482	$(7,601)	$(16,557)
Weighted average common shares outstanding, basic	27,886,278	27,138,274	26,366,748
Basic net income (loss) per share	$0.12	$(0.28)	$(0.63)
Diluted:
Net income (loss)	$3,482	$(7,601)	$(16,557)
Weighted average common shares outstanding, basic	27,886,278	27,138,274	26,366,748
Dilutive effect of:
Stock options	167,208	—	—
Unvested RSUs	763,491	—	—
Diluted weighted average common shares outstanding	28,816,977	27,138,274	26,366,748
Diluted net income (loss) per share	$0.12	$(0.28)	$(0.63)

The following equity instruments have been excluded from the calculation of diluted net income (loss) per share because the effect is anti-dilutive for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Stock options	1,626,757	2,208,141	2,108,392
RSUs	278,937	2,216,430	2,481,037
11. RESTRUCTURING
In the third quarter of 2019, the Company implemented a plan to reduce its expenses and align its operations with evolving business needs, or the 2019 Actions. As part of this strategic initiative, the Company reduced its global workforce by approximately 10% and discontinued its physical operations in China. As a result of the implementation of the 2019 Actions, the Company paid and recognized severance and related costs of $1.4 million during the year ended December 31, 2019. These costs are included in the following line items in the accompanying consolidated statements of operations (in thousands):

Year Ended December 31, 2019
Cost of revenue	$238
Sales and marketing	369
Research and development	142
General and administrative	560
Other (expense) income, net	120
$1,429

12. SEGMENT AND GEOGRAPHIC INFORMATION
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or CODM, for purposes of allocating resources and evaluating financial performance. The Company's CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company's operations constitute a single operating segment and one reportable segment.
Substantially all assets were held in the United States during the years ended December 31, 2019 and 2018. The following table summarizes revenue by geography for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Revenue by geography:
Domestic	$97,162	$99,901	$95,722
International	32,797	31,317	26,813
Total	$129,959	$131,218	$122,535
The Company's revenue from external customers based in the United Kingdom totaled $13.0 million, $12.3 million and $11.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
13. RETIREMENT PLANS
The Company provides retirement plans whereby participants may elect to contribute a portion of their annual compensation to the plans, after complying with certain requirements and subject to certain limitations. The Company contributed an aggregate of $1.7 million to the plans for each of the years ended December 31, 2019 and 2018, and $1.5 million for the year ended December 31, 2017.
14. SELECTED QUARTERLY INFORMATION (UNAUDITED)
The following tables summarize the Company's quarterly results of operations for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended,
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$31,574	$31,932	$31,678	$34,775
Gross profit	24,045	24,836	24,427	27,643
(Loss) income from operations	(2,300)	(1,414)	1,781	5,735
Net (loss) income	(2,329)	(1,338)	1,729	5,420
Net (loss) income per share:
Basic	$(0.08)	$(0.05)	$0.06	$0.19
Diluted	$(0.08)	$(0.05)	$0.06	$0.19

	Three Months Ended,
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$31,445	$32,660	$32,324	$34,789
Gross profit	24,092	25,685	24,718	27,222
(Loss) income from operations	(3,151)	(2,734)	(2,241)	620
Net (loss) income	(3,157)	(2,764)	(2,287)	607
Net (loss) income per share:
Basic	$(0.12)	$(0.10)	$(0.08)	$0.02
Diluted	$(0.12)	$(0.10)	$(0.08)	$0.02

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report. The term "disclosure controls and procedures," as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, or the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included in Part II, Item 8. of this Annual Report.
ITEM 9B. OTHER INFORMATION

Not applicable.
PART III
We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, or the 2020 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2020 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2020 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," and "Executive Officers."
ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2020 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2020 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2020 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2020 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

4.2	Description of Certain of Registrant's Securities.

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

10.8+	Schedule of Compensation for Non-Employee Directors, adopted effective as of January 21, 2020.

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

10.12
Second Amendment to Office Lease, dated as of August 25, 2017, by and between the Registrant and Raleigh 1 LP (as successor in interest to Duke Realty Limited Partnership) (incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K (File No. 001-35940), filed with the SEC on February 13, 2018).

10.13
Third Amendment to Office Lease, dated as of April 5, 2018, by and between the Registrant and Raleigh 1 LP (as successor in interest to Duke Realty Limited Partnership). (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on August 9, 2018).

10.14+
Amendment to Executive Severance and Change in Control Letter Agreement, dated as of December 31, 2018, by and between the Registrant and David J. Spitz. (incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 13, 2019).

10.15+
Amendment to Executive Severance and Change in Control Letter Agreement, dated as of December 31, 2018, by and between the Registrant and Diana S. Allen. (incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 13, 2019).

10.16+
Executive Severance and Change in Control Letter Agreement, dated as of November 5, 2015, by and between the Registrant and Richard Cornetta, as amended on December 31, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 7, 2019).

10.17+
Amended and Restated Executive Severance and Change in Control Letter Agreement, dated as of August 8, 2019, by and between the Registrant and Elizabeth Segovia (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 7, 2019).

10.18+	Second Amendment to Executive Severance and Change in Control Letter Agreement, dated as of November 11, 2019, by and between the Registrant and David J. Spitz.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on signature page hereto).

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1^	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHANNELADVISOR CORPORATION

	By:	/s/ David J. Spitz
February 12, 2020		David J. Spitz Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard F. Cornetta and Diana S. Allen, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of ChannelAdvisor Corporation, and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Spitz	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2020
David J. Spitz

/s/ Richard F. Cornetta	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 12, 2020
Richard F. Cornetta

/s/ Timothy J. Buckley	Director	February 12, 2020
Timothy J. Buckley

/s/ Joseph L. Cowan	Director	February 12, 2020
Joseph L. Cowan

/s/ Janet R. Cowell	Director	February 12, 2020
Janet R. Cowell

/s/ Marshall A. Heinberg	Director	February 12, 2020
Marshall A. Heinberg

/s/ Marc E. Huffman	Director	February 12, 2020
Marc E. Huffman

/s/ Timothy V. Williams	Director	February 12, 2020
Timothy V. Williams

/s/ M. Scot Wingo	Director	February 12, 2020
M. Scot Wingo