Form 10-Q
period 2020-03-31
CHANNELADVISOR CORP
filed 2020-05-07
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on April 30, 2020 was 28,365,537.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,349	$51,785
Accounts receivable, net of allowance of $465 and $733 as of March 31, 2020 and December 31, 2019, respectively	21,300	22,126
Prepaid expenses and other current assets	9,518	10,452
Total current assets	87,167	84,363
Operating lease right of use assets	10,202	11,128
Property and equipment, net	9,322	9,597
Goodwill	23,486	23,486
Intangible assets, net	1,133	1,285
Deferred contract costs, net of current portion	12,347	12,810
Long-term deferred tax assets, net	3,113	3,584
Other assets	674	614
Total assets	$147,444	$146,867
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,272	$409
Accrued expenses	7,445	8,577
Deferred revenue	19,335	21,000
Other current liabilities	6,600	6,431
Total current liabilities	34,652	36,417
Long-term operating leases, net of current portion	8,526	9,767
Long-term finance leases, net of current portion	19	27
Other long-term liabilities	1,130	1,007
Total liabilities	44,327	47,218
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,365,069 and 28,077,469 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	28	28
Additional paid-in capital	280,132	278,111
Accumulated other comprehensive loss	(2,540)	(1,740)
Accumulated deficit	(174,503)	(176,750)
Total stockholders' equity	103,117	99,649
Total liabilities and stockholders' equity	$147,444	$146,867
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$32,032	$31,574
Cost of revenue	7,063	7,529
Gross profit	24,969	24,045
Operating expenses:
Sales and marketing	12,340	14,313
Research and development	4,801	5,333
General and administrative	5,735	6,699
Total operating expenses	22,876	26,345
Income (loss) from operations	2,093	(2,300)
Other income (expense):
Interest income, net	126	183
Other income (expense), net	8	(20)
Total other income	134	163
Income (loss) before income taxes	2,227	(2,137)
Income tax expense	220	192
Net income (loss)	$2,007	$(2,329)
Net income (loss) per share:
Basic	$0.07	$(0.08)
Diluted	$0.07	$(0.08)
Weighted average common shares outstanding:
Basic	28,161,765	27,493,049
Diluted	29,047,028	27,493,049
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$2,007	$(2,329)
Other comprehensive income:
Foreign currency translation adjustments	(800)	78
Total comprehensive income (loss)	$1,207	$(2,251)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$2,007	$(2,329)
Adjustments to reconcile net income (loss) to cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,478	1,546
Bad debt expense	297	242
Stock-based compensation expense	2,914	3,398
Deferred income taxes	220	189
Other items, net	(213)	60
Changes in assets and liabilities:
Accounts receivable	291	1,231
Prepaid expenses and other assets	993	1,525
Deferred contract costs	(60)	(511)
Accounts payable and accrued expenses	(981)	(3,092)
Deferred revenue	(1,204)	(839)
Cash and cash equivalents provided by operating activities	5,742	1,420
Cash flows from investing activities
Purchases of property and equipment	(344)	(172)
Payment of software development costs	(672)	(511)
Cash and cash equivalents used in investing activities	(1,016)	(683)
Cash flows from financing activities
Repayment of finance leases	(7)	(446)
Proceeds from exercise of stock options	87	937
Cash and cash equivalents provided by financing activities	80	491
Effect of currency exchange rate changes on cash and cash equivalents	(242)	3
Net increase in cash and cash equivalents	4,564	1,231
Cash and cash equivalents, beginning of period	51,785	47,185
Cash and cash equivalents, end of period	$56,349	$48,416
Supplemental disclosure of cash flow information
Cash paid for interest	$1	$11
Cash paid for income taxes, net	$144	$15
Supplemental disclosure of noncash investing and financing activities
Accrued statutory tax withholding related to net-share settlement of restricted stock units	$980	$2,277
Accrued capital expenditures	$66	$21
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
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss and cash flows. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results for the full year or the results for any future periods, especially in light of the potential effects of the novel coronavirus, or COVID-19, pandemic on the Company’s business, operations and financial performance. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2019, or fiscal 2019, which are included in the Company's Annual Report on Form 10-K for fiscal 2019. There have been no material changes to the Company's significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2019.

Recent Accounting Pronouncements

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Standards that the Company adopted as of January 1, 2020
Financial Instruments:
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Effective date: January 1, 2020
This standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more useful information about expected credit losses.

The Company adopted this standard effective January 1, 2020. The adoption did not have a material impact on its consolidated financial statements, although it resulted in a change in accounting policy for accounts receivable. Refer to "Accounts Receivable" below for additional information regarding the Company’s accounting policy for accounts receivable following the adoption of ASU 2016-13.

Intangibles:
ASU 2018-15, Intangibles -Goodwill and Other - Internal-Use Software (Subtopic 350-40) Effective date: January 1, 2020
This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.
The Company adopted this standard effective January 1, 2020. The adoption did not have an impact on its consolidated financial statements.
Income Taxes:
ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes Effective date: January 1, 2020
This standard amends the approaches and methodologies in accounting for income taxes during interim periods and makes changes to certain income tax classifications. The new standard allows exceptions to the use of the incremental approach for intra-period tax allocation, when there is a loss from continuing operations and income or a gain from other items, and to the general methodology for calculating income taxes in an interim period, when a year-to-date loss exceeds the anticipated loss for the year. The standard also requires franchise or similar taxes partially based on income to be reported as income tax and the effects of enacted changes in tax laws or rates to be included in the annual effective tax rate computation from the date of enactment. Lastly, the Company would be required to evaluate when the step-up in the tax basis of goodwill is part of the business combination and when it should be considered a separate transaction. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.

The Company early adopted this standard effective January 1, 2020. The early adoption did not have a material impact on its consolidated financial statements or related disclosures.

The Company has reviewed new accounting pronouncements that were issued during the three months ended March 31, 2020 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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

Accounts Receivable

The Company extends credit to customers without requiring collateral. Accounts receivable are stated at amortized cost, net of an allowance for credit losses. The Company records an allowance for credit losses at the time that accounts receivable are initially recorded based on consideration of the current economic environment, expectations of future economic conditions, the Company's historical collection experience and a loss-rate approach whereby impairment is calculated using an estimated loss rate and multiplying it by the asset’s amortized cost at the balance sheet date. The Company reassesses the allowance at each reporting date. When it becomes apparent, based on age or customer circumstances, that such amounts will not be collected, they are charged to the allowance. Payments subsequently received are credited to the credit loss expense account included within general and administrative expense in the condensed consolidated statements of operations.
3. STOCKHOLDERS' EQUITY
The following table summarizes quarterly stockholders' equity activity for the three-month periods ended March 31, 2020 and 2019 (in thousands, except number of shares):

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	28,077,469	$28	$278,111	$(1,740)	$(176,750)	$99,649
Cumulative effect of accounting change (1)	—	—	—	—	240	240
Exercise of stock options and vesting of restricted stock units	394,998	—	87	—	—	87
Stock-based compensation expense	—	—	2,914	—	—	2,914
Statutory tax withholding related to net-share settlement of restricted stock units	(107,398)	—	(980)	—	—	(980)
Net income	—	—	—	—	2,007	2,007
Foreign currency translation adjustments	—	—	—	(800)	—	(800)
Balance, March 31, 2020	28,365,069	$28	$280,132	$(2,540)	$(174,503)	$103,117
(1) The Company recorded a reduction to accumulated deficit at January 1, 2020 as a result of its adoption of ASU 2016-13, Financial Instruments - Credit Losses.

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	27,347,115	$27	$271,550	$(1,707)	$(180,232)	$89,638
Exercise of stock options and vesting of restricted stock units	681,944	1	936	—	—	937
Stock-based compensation expense	—	—	3,398	—	—	3,398
Statutory tax withholding related to net-share settlement of restricted stock units	(178,071)	—	(2,277)	—	—	(2,277)
Net loss	—	—	—	—	(2,329)	(2,329)
Foreign currency translation adjustments	—	—	—	78	—	78
Balance, March 31, 2019	27,850,988	$28	$273,607	$(1,629)	$(182,561)	$89,445
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
Amortization expense associated with the Company's intangible assets was $0.2 million for each of the three months ended March 31, 2020 and 2019.
There were no changes to the Company's goodwill during the three months ended March 31, 2020.
5. CAPITALIZED SOFTWARE DEVELOPMENT COSTS
Software development costs of $0.7 million and $0.5 million related to creating internally developed software and implementing software purchased for internal use were capitalized during the three months ended March 31, 2020 and 2019, respectively, and are included in property and equipment in the accompanying condensed consolidated balance sheets. Amortization expense related to capitalized internally developed software was $0.4 million and $0.1 million during the three months ended March 31, 2020 and 2019, respectively, and is included in cost of revenue or general and administrative expense in the accompanying condensed consolidated statements of operations, depending upon the nature of the software development project. The net book value of capitalized internally developed software was $3.3 million and $2.9 million at March 31, 2020 and December 31, 2019, respectively.
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
The Company's customers are categorized as follows:
Retailers. The Company generally categorizes a customer as a retailer if it primarily focuses on selling third-party products.
Brands. The Company generally categorizes a customer as a brand if it primarily focuses on selling its own proprietary products.
Other. Other is primarily comprised of strategic partnerships.
The following table summarizes revenue disaggregation by customer type for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Retailers	$19,715	$21,074
Brands	10,286	8,850
Other	2,031	1,650
	$32,032	$31,574
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
Transaction Price Allocated to Future Performance Obligations
As the Company typically enters into contracts with customers for a twelve-month subscription term, substantially all of its performance obligations that have not yet been satisfied as of March 31, 2020 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, the aggregate transaction price allocated to the unsatisfied performance obligations was $22.0 million as of March 31, 2020, of which $13.7 million is expected to be recognized as revenue over the next twelve months.
Deferred Revenue
Deferred revenue represents the unearned portion of subscription and implementation fees. Deferred revenue is recorded when cash payments are received in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying condensed consolidated balance sheets under "Total current liabilities," net of any long-term portion that is included in "Other long-term liabilities." The following table summarizes deferred revenue activity for the three months ended March 31, 2020 (in thousands):

	Balance, beginning of period	Net additions	Revenue recognized	Balance, end of period
Deferred revenue	$21,459	24,266	(25,817)	$19,908
Of the $32.0 million of revenue recognized in the three months ended March 31, 2020, $8.2 million was included in deferred revenue at January 1, 2020.
Costs to Obtain Contracts
The Company capitalizes sales commissions and a portion of other incentive compensation costs that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying condensed consolidated balance sheets and are classified as "Prepaid expenses and other current assets," net of any long-term portion that is included in "Deferred contract costs, net of current portion." As of March 31, 2020, $5.8 million was included in "Prepaid expenses and other current assets." Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which the Company has determined to be five years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the three months ended March 31, 2020 (in thousands):

	Balance, beginning of period	Additions	Amortized costs (1)	Balance, end of period
Deferred contract costs	$18,414	1,492	(1,762)	$18,144
(1) Includes contract costs amortized to sales and marketing expense during the period and the impact from foreign currency exchange rate fluctuations.
7. STOCK-BASED COMPENSATION
In February 2020, the Company’s Compensation Committee implemented changes to the equity compensation program for the Company’s executive officers. Beginning in 2020, 50% of each executive's equity awards were granted in the form of performance-based vesting restricted stock units, or PSUs, that are eligible for vesting only if the Company achieves pre-defined targets set by the Compensation Committee for the Company’s combined year-over-year revenue growth and adjusted earnings before interest, tax, depreciation and amortization, or EBITDA, margin over a multi-year measurement period (a two-year measurement period for fiscal 2020 grants), subject to the executive’s continued service with the Company. For any PSUs to vest, revenue growth must be positive over the performance period. Vesting of these PSU awards is based on a sliding scale of actual performance against the pre-defined goals. The sliding scale ranges from zero vesting and forfeiture of the awards if the Company does not achieve the performance threshold, to an award of up to 150% of the target number of awards if the pre-defined maximum performance is achieved. As soon as reasonably practicable after the completion of the performance period, the Compensation Committee will determine the level of attainment of the performance goal and if the performance threshold is achieved, on the second anniversary of the grant date, subject to the executive’s continued service as of that date, 50% of the earned PSU awards will vest and, on the third anniversary of the grant date, the remaining 50% of earned PSU awards will vest, subject to the executive’s continued service as of that date. The Committee may make adjustments to the manner in which the achievement is determined as it deems equitable and appropriate to exclude the effect of unusual, non-recurring or infrequent matters, transactions or events affecting the Company or its consolidated financial statements; changes in accounting principles, practices or policies or in tax laws or other laws or requirements; or other similar events, matters or changed circumstances. Each adjustment, if any, shall be made solely for the purpose of maintaining the intended economics of the award in light of changed circumstances to prevent the dilution or enlargement of the executive’s rights with respect to the PSUs. The fair value of the PSU awards is determined using the Company’s stock price on the grant date. These awards are equity classified and will be expensed over the requisite service period based on the extent to which achievement of the performance metrics is probable.
The Company recognizes stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche.
Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$319	$385
Sales and marketing	740	1,036
Research and development	680	730
General and administrative	1,175	1,247
Total stock-based compensation expense	$2,914	$3,398

During the three months ended March 31, 2020, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Restricted stock units	571,649	$9.34
Performance stock units	142,317	$9.27
Total share-based awards	713,966
8. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is calculated giving effect to all potentially dilutive shares of common stock, including stock options and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.
The following table summarizes the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Basic:
Net income (loss)	$2,007	$(2,329)
Weighted average common shares outstanding, basic	28,161,765	27,493,049
Basic net income (loss) per share	$0.07	$(0.08)
Diluted:
Net income (loss)	$2,007	$(2,329)
Weighted average common shares outstanding, basic	28,161,765	27,493,049
Dilutive effect of:
Stock options	115,241	—
Unvested restricted stock units	770,022	—
Weighted average common shares outstanding, diluted	29,047,028	27,493,049
Diluted net income (loss) per share	$0.07	$(0.08)
The following equity instruments have been excluded from the calculation of diluted net income (loss) per share because the effect is anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Stock options	1,857,279	2,530,493
Restricted stock units	252,297	1,779,799
PSUs	46,918	—
9. INCOME TAXES
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company's effective tax rate was 9.9% and (9.0)% for the three months ended March 31, 2020 and 2019, respectively. The tax expense for each of the periods was based on state, local and foreign taxes. The Company’s effective tax rate for these periods is lower than the U.S. federal statutory rate of 21% primarily due to operating losses which are subject to a valuation allowance. The Company cannot recognize the tax benefit of operating loss carryforwards generated in certain jurisdictions due to uncertainties relating to future taxable income in those jurisdictions in terms of both its timing and its sufficiency, which would enable the Company to realize the benefits of those carryforwards. The change in the effective tax rate for the three months ended March 31, 2020 compared with the same period in the prior year is primarily due to the shift from pre-tax loss for the three month period in 2019 to pre-tax income for the three month period in 2020.
The Tax Cuts and Jobs Act of 2017, or Tax Act, which went into effect on December 22, 2017, significantly revised the Internal Revenue Code of 1986, as amended. The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), repeal of the alternative minimum tax, limitation of the deduction for net operating losses to 80% of current year taxable income, indefinite net operating loss carryforward period and elimination of net operating loss carrybacks, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, creation of the base erosion anti-abuse tax, the global intangible low taxed income inclusion, which the Company accounts for as a period cost, the foreign derived intangible income deduction and modification or repeal of many business deductions and credits. As of March 31, 2020, the Internal Revenue Service, or IRS, is still in the process of issuing guidance to taxpayers to address changes enacted in the Tax Act. The Company has prepared the income tax provision for the three months ended March 31, 2020 based on available guidance. However, if final guidance is issued that modifies the existing temporary guidance issued by the IRS or if the final guidance contradicts positions taken by the Company in the absence of any IRS guidance, this could have a material impact on the Company's consolidated financial statements.
The Coronavirus, Aid, Relief and Economic Security Act, or CARES Act, was enacted on March 27, 2020.  The CARES Act includes both income tax and non-income tax measures to assist companies. Some of the key income tax-related provisions of the CARES Act include the elimination of the 80% limitation on certain net operating loss carryforwards and allowing net operating loss carrybacks, an increase to the interest expense deduction limit, passage of technical corrections to the Tax Cuts and Jobs Act of 2017, and acceleration of the Alternative Minimum Tax Credit refund. In addition to the income tax provisions, the CARES Act includes non-income tax provisions, such as loan programs, penalty and interest free deferral of certain tax payments, and payroll tax credits. The Company is still evaluating relief measures in the CARES Act to determine its applicability and the Company’s eligibility; however, the Company has decided not to apply for any of the loan programs in the CARES Act. The relevant corporate income tax changes have been incorporated into the Company's income tax provision for the three months ended March 31, 2020 based on the language in the CARES Act and any guidance promulgated prior to the issuance of these financial statements. These corporate tax changes had an insignificant impact on the income tax provision for the three months ended March 31, 2020. The Company is also monitoring COVID-19 tax relief developments in U.S. states and foreign jurisdictions where the Company has operations. The Company is currently benefiting from penalty and interest free tax payment deferral in a few of the jurisdictions where the Company has operations, including deferral of the employer portion of the 2020 U.S. Social Security tax payments as provided in the CARES Act.
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
Substantially all assets were held in the United States during the three months ended March 31, 2020 and the year ended December 31, 2019. The Company categorizes domestic and international revenue from customers based on their billing address. The following table summarizes revenue by geography for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019 (1)
Domestic	$23,914	$23,712
International	8,118	7,862
Total revenue	$32,032	$31,574
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K for fiscal 2019.
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
EXECUTIVE OVERVIEW

FINANCIAL RESULTS

•	Total revenue of $32.0 million for the three months ended March 31, 2020 increased 1.5% from the comparable prior year period;

•	Revenue was comprised of 80.6% and 19.4% fixed and variable subscription fees, respectively, for both the three months ended March 31, 2020 and March 31, 2019;

•	Revenue from our brands customers represented 32.1% of total revenue for the three months ended March 31, 2020, compared with 28.0% of total revenue for the three months ended March 31, 2019;

•
Revenue derived from customers located outside of the United States as a percentage of total revenue was 25.3% for the three months ended March 31, 2020, compared with 24.9% for the comparable prior year period;

•	Gross margin of 78.0% for the three months ended March 31, 2020 improved by 180 basis points compared with 76.2% for the comparable prior year period;

•	Operating margin of 6.5% for the three months ended March 31, 2020 improved significantly from (7.3)% for the comparable prior year period;

•	Net income of $2.0 million for the three months ended March 31, 2020 improved compared with net loss of $(2.3) million for the comparable prior year period;

•	Adjusted EBITDA, a non-U.S. GAAP measure, of $6.5 million for the three months ended March 31, 2020 increased 147.4% compared with adjusted EBITDA of $2.6 million for the comparable prior year period;

•	Cash and cash equivalents were $56.3 million at March 31, 2020 compared with $51.8 million at December 31, 2019;

•	Operating cash flow was $5.7 million for the three months ended March 31, 2020 compared with $1.4 million for the three months ended March 31, 2019; and

•	Free cash flow, a non-U.S. GAAP measure, was $4.7 million for the three months ended March 31, 2020 compared with $0.7 million for the three months ended March 31, 2019.
EFFECTS OF COVID-19 ON OUR BUSINESS

In late February, in response to the rapidly-evolving novel coronavirus, or COVID-19, pandemic, we activated our business continuity program, or BCP, led by our business continuity team, to help us manage the situation. In early March, we implemented a temporary work-from-home policy for our various global offices. The transition to a temporary work-from-home model went smoothly because our employees already had the equipment necessary to do their jobs remotely (including laptops and state-of-the-art video conferencing systems), our back-office systems were already cloud-based, and because the majority of our interactions with customers, prospects, and business partners do not require in-person interaction. Accordingly, our business has not been heavily dependent on our physical office locations nor on travel. Early on in our work-from-home model, we conducted a survey of our employees and the vast majority responded that they felt as (or more) productive working from home and that they had what they needed to do their jobs. We believe we will be able to operate effectively under this model for the foreseeable future.

COVID-19 has affected e-commerce in different ways. In general, the closing of many physical retail stores and the stay-at-home orders issued by many jurisdictions have driven a substantial shift in commerce to online channels like Amazon and Walmart. During the month of March, particularly in the latter half of March, we saw a pronounced acceleration of gross merchandise value, or GMV, processed through our platform in categories like healthcare products and home office furniture, which benefited our variable revenue. At the same time, sellers of certain categories of products, like apparel, were impacted by reduced demand while concurrently dealing with store closures and, in some cases, disruptions to supply chains or fulfillment operations. We proactively adjusted contract and/or payment terms for some customers who were facing financial or operational distress during the quarter in an effort to help them get through this period and to maintain long-term client relationships.

COVID-19 presents our business with both opportunities and risks. Our business has been positively affected by a substantial increase in e-commerce volumes, which in March 2020 drove an increase in variable revenue. How long, and to what extent, this level of higher GMV continues is very difficult to forecast. We believe that the heightened GMV levels we have seen are likely to dissipate somewhat over time as retail stores reopen and stay-at-home orders ease, but we also believe it is possible that some level of increased e-commerce during this period may be permanent as customers become more regular online shoppers.

We also believe that this trend will increase demand for solutions, like ours, that help brands and retailers continue to shift towards digital channels. In the near term, however, COVID-19 has negatively impacted our ability to acquire new customers as many prospects have been distracted by having to manage their own pandemic-related business disruptions. In addition, in-person events that have been an important source of contracts with new customers and expansion of contracts with current customers, have been postponed, cancelled or converted to virtual events, with our flagship prospect and customer conferences converted to virtual events for 2020. We also anticipate that some customers may face business continuity challenges that may lead to a near-term increase in churn. Thus, while we anticipate some near-term disruption to our ability to acquire new customers and retain certain existing customers, we believe the longer-term demand for our platform will be at least as strong as it has been in the past as the immediate disruptions posted by the pandemic subside.

Lastly, we cannot ignore that in recent weeks tens of millions of people around the world have lost their jobs. It is very likely that we will continue to face a near-term economic contraction on a global basis that may impact consumer demand and, hence, e-commerce volumes. How long this economic climate lasts, and whether or not the impact to consumer demand is more than offset by the shift to online shopping that we’ve seen recently is not knowable at this point.

For all of these reasons, it has become incrementally more difficult to forecast our business for the remainder of 2020, especially as there may be subsequent outbreaks of COVID-19. However, we believe we have ample liquidity and that our business model, which is substantially based on subscription revenues, leaves us prepared to manage through the challenges presented by COVID-19.
TRENDS IN OUR BUSINESS
The following trends have contributed to the results of our consolidated operations, and we anticipate that they will continue to affect our future results:

•
Growth in Online Shopping. Consumers continue to move more of their spending from offline to online. The continuing shift to online shopping and overall growth has contributed to our historical growth and we expect that this online shift will continue to benefit our business. Global efforts to implement social distancing, including stay-at-home orders, due to the COVID-19 pandemic, have increased e-commerce as many brick and mortar retail locations have closed and consumers have increasingly turned to online purchasing for many products they would have purchased at brick and mortar stores. However, it is unclear to what degree this recent shift in favor of e-commerce will continue once the public health impacts of the COVID-19 pandemic have begun to subside.

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

•
Growth in Mobile Usage. We believe the shift toward mobile commerce will increasingly favor aggregators such as Amazon, eBay, Google and Walmart, all of which are focal points of our platform. These systems understand the identity of the buyer, helping to reduce friction in the mobile commerce process, while offering a wide selection of merchandise in a single location. We believe that the growth in mobile commerce may result in increased revenue for us.

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

•
Focus on Employees. We strive to provide competitive compensation and benefits programs to help attract and retain employees who are focused on facilitating the success of our customers. We implemented a temporary global work-from-home policy in March 2020 to help protect our employees and support our communities’ efforts to slow the transmission of COVID-19. This transition went smoothly, as our workforce is globally distributed and employees have the equipment they need to work from home, including global video communications systems. We are not dependent on our physical office locations or travel for our business operations.

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

•
Brands. As the e-commerce landscape evolves to increasingly favor brands, we need to continue to add brands as customers. Brands tend to have longer customer life cycles, stronger financial stability and overall better unit economics. Brands also offer increased expansion opportunities to grow their e-commerce business through our platform; however they tend to have longer sales cycles. To help drive our future growth, we have made significant investments in our sales force and allocated resources focused on growing our customer base of brands.

•
Strategic Partnerships. Our business development team's mission is to expand our sales and market opportunities through strategic partner relationships. We plan to continue to invest in initiatives to expand our strategic partnership base to further enhance our offerings for customers and to help support our indirect sales channel efforts. The goal of these strategic partnerships is to further improve the value of our platform for our customers and, when possible, provide us opportunities for incremental revenue streams.

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

	Three Months Ended March 31,		Period-to-Period Change
	2020	2019	Q1 2020 to Q1 2019
(dollars in thousands)
Revenue	$32,032	$31,574	$458	1.5%
Cost of revenue	7,063	7,529	(466)	(6.2)
Gross profit	24,969	24,045	924	3.8
Operating expenses:
Sales and marketing	12,340	14,313	(1,973)	(13.8)
Research and development	4,801	5,333	(532)	(10.0)
General and administrative	5,735	6,699	(964)	(14.4)
Total operating expenses	22,876	26,345	(3,469)	(13.2)
Income (loss) from operations	2,093	(2,300)	4,393	*
Other income (expense):
Interest income, net	126	183	(57)	(31.1)
Other income (expense), net	8	(20)	28	*
Total other income	134	163	(29)	(17.8)
Income (loss) before income taxes	2,227	(2,137)	4,364	*
Income tax expense	220	192	28	14.6
Net income (loss)	$2,007	$(2,329)	$4,336	*
* Not meaningful

	Three Months Ended March 31,
	2020	2019
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue	22.0	23.8
Gross profit	78.0	76.2
Operating expenses:
Sales and marketing	38.5	45.3
Research and development	15.0	16.9
General and administrative	17.9	21.2
Total operating expenses	71.4	83.4
Income (loss) from operations	6.5	(7.3)
Other income (expense):
Interest income (expense), net	0.4	0.6
Other income (expense), net	0.0	(0.1)
Total other income	0.4	0.5
Income (loss) before income taxes	7.0	(6.8)
Income tax expense	0.7	0.6
Net income (loss)	6.3%	(7.4)%

Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$976	$923
Sales and marketing	155	206
Research and development	70	90
General and administrative	277	327
Total depreciation and amortization expense	$1,478	$1,546

REVENUE

We derive the majority of our revenue from subscription fees paid to us by our customers for usage of our platform for a specified contract term, which is usually one year. A portion of the subscription fee is typically fixed and based on a specified minimum amount of GMV or advertising spend that a customer expects to process through our platform. The remaining portion of the subscription fee is variable and is based on a specified percentage of GMV or advertising spend processed through our platform in excess of the customer's specified minimum GMV or advertising spend amount. In most cases, the specified percentage of excess GMV or advertising spend on which the variable portion of the subscription is based is fixed and does not vary depending on the amount of the excess. We also receive implementation fees, which may include fees for providing launch assistance and training.

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

Our customers are categorized as follows:

•	Retailers. We generally categorize a customer as a retailer if it primarily focuses on selling third-party products.

•	Brands. We generally categorize a customer as a brand if it primarily focuses on selling its own proprietary products.

•	Other. Other is primarily comprised of strategic partnerships.

Comparison of Q1 2020 to Q1 2019
Revenue increased by 1.5%, or $0.5 million, to $32.0 million for the three months ended March 31, 2020 compared with $31.6 million for the prior year period. The change was primarily due to a $0.4 million increase in revenue from our strategic partnerships as we continue to leverage those relationships. In addition, variable revenue increased as a result of higher transaction volume during the quarter, which we attribute to the effects of the COVID-19 pandemic.

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
Comparison of Q1 2020 to Q1 2019
Cost of revenue decreased by 6.2%, or $0.5 million, to $7.1 million for the three months ended March 31, 2020 compared with $7.5 million for the prior year period. The change was comprised primarily of a decrease in compensation and employee-related costs, including stock-based compensation expense, due to reductions in headcount primarily as a result of our implementation of a plan to reduce expenses and align our operations with evolving business needs in the third quarter of 2019, or the 2019 Actions.

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
Comparison of Q1 2020 to Q1 2019
Sales and marketing expense decreased by 13.8%, or $2.0 million, to $12.3 million for the three months ended March 31, 2020 compared with $14.3 million for the prior year period. The change was comprised primarily of decreases of:

•	$1.3 million in compensation and employee-related costs, including stock-based compensation expense, due to reductions in headcount, primarily as a result of the 2019 Actions; and

•	$0.4 million in our promotional event programs, marketing and advertising and travel, primarily due to travel and gathering restrictions as a response to the COVID-19 pandemic.
RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of:

•	Salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation;

•	Costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology; and

•	Consulting expenses.

Comparison of Q1 2020 to Q1 2019
Research and development expense decreased by 10.0%, or $0.5 million, to $4.8 million for the three months ended March 31, 2020 compared with $5.3 million for the prior year period. The change was comprised primarily of decreases of:

•
$0.3 million in compensation and employee-related costs due to shifting certain research and development to lower cost office locations and reductions in headcount, primarily as a result of the 2019 Actions; and

•
$0.2 million in compensation and employee-related costs due to an increase in capitalized employee-related costs attributable to software development to support the enhancement of our product offerings.

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
Comparison of Q1 2020 to Q1 2019
General and administrative expense decreased by 14.4%, or $1.0 million, to $5.7 million for the three months ended March 31, 2020 compared with $6.7 million for the prior year period. The change was comprised primarily of a decrease in compensation and employee-related costs, including stock-based compensation expense, due to reductions in headcount, primarily as a result of the 2019 Actions.
ADJUSTED EBITDA

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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$2,007	$(2,329)
Adjustments:
Interest (income) expense, net	(126)	(183)
Income tax expense	220	192
Depreciation and amortization expense	1,478	1,546
Total adjustments	1,572	1,555
EBITDA	3,579	(774)
Stock-based compensation expense	2,914	3,398
Adjusted EBITDA	$6,493	$2,624

GROSS AND OPERATING MARGINS

Comparison of Q1 2020 to Q1 2019
Gross margin improved by 180 basis points to 78.0% during the three months ended March 31, 2020 compared with 76.2% for the prior year period as a result of the increase in revenue and decrease in cost of revenue noted above.
Operating margin improved by 1380 basis points to 6.5% during the three months ended March 31, 2020 compared with (7.3)% for the prior year period due to decreases in operating expenses and cost of revenue of 13.2% and 6.2%, respectively. Our improved operating margin was a result of the increase in revenue, the 2019 Actions and our continuing strategic efforts to scale our business operations while managing costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. There were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K for fiscal 2019.
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

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents provided by operating activities	$5,742	$1,420
Less: Purchases of property and equipment	(344)	(172)
Less: Payment of software development costs	(672)	(511)
Free cash flow	$4,726	$737

Free cash flow increased by $4.0 million to $4.7 million for the three months ended March 31, 2020 compared with $0.7 million for the prior year period. The increase in free cash flow was a result of generating net income for the three months ended March 31, 2020 compared with a net loss for the prior year period, lower operating expenses, primarily related to the 2019 Actions, improved cash collections and changes in assets and liabilities, which are further described below.
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
Q1 2020
Operating Activities
Our cash provided by operating activities consisted of net income of $2.0 million adjusted for certain non-cash items totaling $4.7 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items.
The net decrease in cash resulting from changes in assets and liabilities of $1.0 million primarily consisted of:

•	a $1.2 million decrease in deferred revenue as a result of the timing of revenue recognition for managed-service contracts; and

•
a $1.0 million decrease in accounts payable and accrued expenses driven by the timing of payments to our vendors during the period. These decreases in cash were partially offset by increases in cash due to:

•	a $1.0 million decrease in prepaid expenses and other assets driven by the timing of payments to our vendors during the period; and

•	a $0.3 million decrease in accounts receivable as a result of increased cash collections during the period.
Investing Activities
Our cash used in investing activities consisted of:

•	$0.7 million of capitalized software development costs; and

•	$0.3 million of capital expenditures primarily related to the purchase of computer equipment.
Financing Activities
Our cash used in financing activities consisted of $0.1 million in cash received upon the exercise of stock options.
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
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission, or SEC, Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the three months ended March 31, 2020, there were no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for fiscal 2019.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
RISKS RELATED TO OUR BUSINESS
Global economic conditions, including those resulting from the COVID-19 pandemic, could materially adversely affect demand for our solutions and our financial performance.
Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions, including the ongoing global disruption due to the COVID-19 pandemic, and any subsequent outbreaks of COVID-19 or other infectious diseases, could negatively affect our ability to generate sales of our solutions. For example, customers may be unwilling to enter into or renew contracts with us as a result of reduced demand for their own products or their own economic uncertainty. In addition, tighter credit policies, increased unemployment rates, negative financial news or declines in income or asset values and other macroeconomic factors, or the perception that any of these may occur, could have a material negative effect on our customers’ demand for our solutions and, accordingly, on our business, results of operations and financial condition. In addition, a prolonged recession or market correction resulting from the COVID-19 pandemic could decrease technology spending, adversely affecting demand for our solutions, or could lead customers to renegotiate contracts and seek pricing concessions or terminate their contracts, which could negatively impact our revenues and the value of our common stock.
The global pandemic of COVID-19 continues to evolve rapidly, and we continue to monitor the situation closely and assess the potential effects on our business; however, the ultimate impact is highly uncertain and subject to change and will depend on a number of future developments, such as the ultimate geographic spread of the disease, the duration and any future recurrences of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential impacts on our business and operations, or those of our business partners and customers, or the global economy as a whole. While the COVID-19 pandemic did not have a significant impact on our results of operations during the three months ended March 31, 2020, we anticipate that the pandemic could adversely affect our revenue growth and financial results for the remainder of 2020. Because our solutions are primarily sold on a subscription basis, any such adverse effects may not be fully reflected in our operating results until future periods. Accordingly, the current results and financial condition discussed in this report may not be indicative of our future operating results and trends.
In addition to overall economic and market conditions resulting from COVID-19, our business could be negatively impacted by other developments that result in decreased consumer spending. For example, the United States has recently imposed increased tariffs on certain imports from China and has expressed a willingness for further tariffs on goods imported from China and other countries. Any economic uncertainty caused by the United States tariffs imposed or expected to be imposed on goods from China or other countries, and any retaliatory counter-measures imposed by countries subject to such tariffs, could have a negative impact on consumer spending for discretionary items, which in turn could hurt our brand and retailer customers in a manner that might cause them to spend less on our solutions. Any such outcome could impair our revenues and results of operations.

We have incurred significant net losses since inception, and even though we achieved net income for the most recent quarter and prior year, it is possible that our operating expenses will increase in the future and we may not be able to maintain profitability.
We had an accumulated deficit of $174.5 million as of March 31, 2020 due to net losses incurred in periods prior to 2019. Although we achieved net income of $2.0 million and $3.5 million for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively, it is possible that our operating expenses will increase in the future, which could negatively impact our prospects for maintaining profitability in future periods. If we are not able to maintain profitability, the value of our company and our common stock could decline significantly.
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
We sell our solutions pursuant to contractual arrangements that generally have one-year terms. Therefore, our revenue growth depends to a significant degree upon subscription renewals. Our customers have no obligation to renew their subscriptions after the subscription term expires, and these subscriptions may not be renewed or, if renewed, may not be renewed on the same or more favorable terms for us. We may not be able to accurately predict future trends in customer renewals, and our customers' renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our solutions, the cost of our solutions, the cost of solutions offered by our competitors and reductions in our customers' spending levels. Economic conditions resulting from the COVID-19 pandemic could also affect our customers’ decisions on whether or not to renew their subscriptions with us. If our customers do not renew their subscriptions, renew on less favorable terms or for fewer modules, or do not purchase additional modules, our revenue may grow more slowly than expected or decline, and our ability to become profitable may be compromised.
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
Our operating results have historically fluctuated due to changes in our business, and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our quarterly operating results include, but are not limited to, the following:

•	the potential impact of the COVID-19 pandemic on our business and that of our customers;

•	seasonal patterns in consumer spending;

•	the addition of new customers or the loss of existing customers;

•	changes in demand for our software;

•	the timing and amount of sales and marketing expenses;

•	changes in the prospects of the economy generally, which could alter current or prospective customers' spending priorities, or could increase the time it takes us to close sales;

•	changes in our pricing policies or the pricing policies of our competitors;

•	costs necessary to improve and maintain our software platform; and

•	costs related to acquisitions of other businesses.
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

•	inability to achieve the targeted financial results;

•	cultural challenges associated with integrating employees from acquired businesses into our organization;

•	ineffectiveness or incompatibility of acquired technologies or services;

•	failure to successfully further develop the acquired technology in order to recoup our investment;

•	potential loss of key employees of acquired businesses;

•	inability to maintain the key business relationships and the reputations of acquired businesses;

•	diversion of management's attention from other business concerns;

•	litigation for activities of acquired businesses, including claims from terminated employees, customers, former stockholders or other third parties;

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
State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our platform in various jurisdictions is unclear. Further, these jurisdictions' rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. As described in the Annual Report on

Form 10-K, we previously entered into voluntary disclosure agreements, or VDAs, with certain jurisdictions and recorded a $2.5 million one-time charge in general and administrative expense for the year ended December 31, 2017. Through December 31, 2018, we paid an aggregate of $2.5 million under the terms of completed VDAs and as a settlement with one jurisdiction that rejected our VDA application and conducted a sales tax audit. We do not currently have any unresolved VDA applications or ongoing sales tax audits, though any successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.
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
The laws in this area are complex and developing rapidly. In the United States, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. Further, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28,

2018, which went into effect on January 1, 2020 and has been dubbed the first “GDPR-like” law in the United States (referring to the EU’s General Data Protection Regulation, described below). The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws.
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
Cybersecurity incidents could endanger the confidentiality, integrity and availability of our information resources and the information we collect, use, store and disclose. These incidents may be an intentional attack or an unintentional event, targeted at us or our third-party contractors or consultants, and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Such disruptions may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks, exploits by trusted insiders and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks, user error or other similar events. The possibility of such events may be increased in the current environment in which all of our employees and the employees of our customers are working remotely. We believe that we take reasonable steps that are designed to protect the security, integrity and confidentiality of the information we collect, use, store, and disclose, but there is no guarantee that inadvertent or unauthorized data access will not occur despite our efforts. For example, our system redundancy may be ineffective or inadequate, or we could be impacted by software bugs or other technical malfunctions, as well as employee error or malfeasance. In addition, while we believe we have adequate insurance coverage to compensate for any losses associated with such events, the coverage may in fact not be adequate to cover all potential losses. The development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Any unauthorized access or use of information, virus or similar breach or disruption to our, our customers', or our partners' systems and security measures could result in disrupted operations, loss of information, damage to our reputation and customer relationships, early termination of our contracts and other business losses, indemnification of our customers, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, financial penalties, litigation, regulatory investigations, and other significant liabilities, any of which could materially harm our business.
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
We derive most of our revenue from subscription agreements, which are typically one year in length. As a result, a significant portion of the revenue we report in each quarter is generated from customer agreements entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our financial performance in that quarter but might negatively affect our revenue in future quarters. Accordingly, the effect of significant declines in sales and market acceptance of our solutions, including as a result of the COVID-19 pandemic, may not be reflected in our short-term results of operations.
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
Our European operations could be disrupted due to the United Kingdom's exit from the European Union, commonly referred to as “Brexit.”
Our European headquarters are located in England, and we have offices in Germany, Ireland and Spain supporting brands and retailers throughout Europe. The United Kingdom left the European Union January 31, 2020. Under the current withdrawal agreement between the United Kingdom and the European Union, the United Kingdom will be subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules will continue to apply. The relationship between the United Kingdom and the European Union after the Transition Period has not been determined yet. As a result, the impact of Brexit is not yet known and depends on any agreements the United Kingdom and European Union may make to retain access to each other's markets after the Transition Period. The measures or lack of any agreement could disrupt the markets we serve and may increase costs for European consumers and our customers, which may cause consumers to reduce spending on products that our solutions serve and may cause customers to reduce their spending on our solutions. In addition, Brexit could lead to legal uncertainly and potentially divergent national laws and regulations, including with respect to data privacy. A withdrawal from the European Union is unprecedented and it is unclear what financial, trade, legal and employment implications the withdrawal of the United Kingdom from the European Union will have following the Transition Period and how the withdrawal will affect us. Our operations in the United Kingdom as well as in other countries in the European Union and European Economic Area could be disrupted by Brexit, particularly if there is a change in the United Kingdom’s relationship to the single market. There may continue to be economic uncertainty surrounding the consequences of Brexit that could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions. These and other adverse consequences such as reduced consumer spending, deterioration in economic conditions, including the economic impact of the ongoing COVID-19 pandemic, the loss of key international employees, volatility in exchange rates, and prohibitive laws and regulations could have a negative impact on our business, operating results and financial condition.
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
Our stock price has been volatile. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Not applicable.
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

10.1+	*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under 2013 Equity Incentive Plan.

31.1	*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract of compensatory plan.

*	Filed herewith.

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

CHANNELADVISOR CORPORATION

Date:	May 7, 2020	By:	/s/ Richard F. Cornetta
Richard F. Cornetta
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)