Form 10-Q
period 2020-06-30
CHANNELADVISOR CORP
filed 2020-08-06
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on July 31, 2020 was 28,684,466.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,875	$51,785
Accounts receivable, net of allowance of $468 and $733 as of June 30, 2020 and December 31, 2019, respectively	23,864	22,126
Prepaid expenses and other current assets	11,772	10,452
Total current assets	99,511	84,363
Operating lease right of use assets	9,474	11,128
Property and equipment, net	9,066	9,597
Goodwill	23,486	23,486
Intangible assets, net	981	1,285
Deferred contract costs, net of current portion	12,797	12,810
Long-term deferred tax assets, net	2,908	3,584
Other assets	764	614
Total assets	$158,987	$146,867
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$401	$409
Accrued expenses	11,608	8,577
Deferred revenue	19,264	21,000
Other current liabilities	5,088	6,431
Total current liabilities	36,361	36,417
Long-term operating leases, net of current portion	7,450	9,767
Long-term finance leases, net of current portion	15	27
Other long-term liabilities	815	1,007
Total liabilities	44,641	47,218
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,647,086 and 28,077,469 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	29	28
Additional paid-in capital	284,075	278,111
Accumulated other comprehensive loss	(2,241)	(1,740)
Accumulated deficit	(167,517)	(176,750)
Total stockholders' equity	114,346	99,649
Total liabilities and stockholders' equity	$158,987	$146,867
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$37,443	$31,932	$69,475	$63,506
Cost of revenue	7,053	7,096	14,116	14,625
Gross profit	30,390	24,836	55,359	48,881
Operating expenses:
Sales and marketing	12,619	14,092	24,959	28,405
Research and development	4,543	5,025	9,344	10,358
General and administrative	6,033	7,133	11,768	13,832
Total operating expenses	23,195	26,250	46,071	52,595
Income (loss) from operations	7,195	(1,414)	9,288	(3,714)
Other income:
Interest income, net	85	211	211	394
Other income, net	31	32	39	12
Total other income	116	243	250	406
Income (loss) before income taxes	7,311	(1,171)	9,538	(3,308)
Income tax expense	325	167	545	359
Net income (loss)	$6,986	$(1,338)	$8,993	$(3,667)
Net income (loss) per share:
Basic	$0.25	$(0.05)	$0.32	$(0.13)
Diluted	$0.24	$(0.05)	$0.31	$(0.13)
Weighted average common shares outstanding:
Basic	28,489,086	27,925,728	28,325,426	27,710,584
Diluted	29,700,524	27,925,728	29,362,886	27,710,584
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$6,986	$(1,338)	$8,993	$(3,667)
Other comprehensive income (loss):
Foreign currency translation adjustments	299	(143)	(501)	(65)
Total comprehensive income (loss)	$7,285	$(1,481)	$8,492	$(3,732)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$8,993	$(3,667)
Adjustments to reconcile net income (loss) to cash and cash equivalents provided by operating activities:
Depreciation and amortization	3,000	3,142
Bad debt expense	504	434
Stock-based compensation expense	5,470	6,199
Deferred income taxes	532	352
Other items, net	(420)	192
Changes in assets and liabilities:
Accounts receivable	(2,426)	344
Prepaid expenses and other assets	(850)	1,609
Deferred contract costs	(901)	(1,836)
Accounts payable and accrued expenses	1,177	(1,157)
Deferred revenue	(1,623)	(1,082)
Cash and cash equivalents provided by operating activities	13,456	4,530
Cash flows from investing activities
Purchases of property and equipment	(580)	(249)
Payment of software development costs	(1,407)	(1,293)
Cash and cash equivalents used in investing activities	(1,987)	(1,542)
Cash flows from financing activities
Repayment of finance leases	(1,415)	(1,902)
Proceeds from exercise of stock options	2,134	951
Payment of statutory tax withholding related to net-share settlement of restricted stock units	—	(169)
Cash and cash equivalents provided by (used in) financing activities	719	(1,120)
Effect of currency exchange rate changes on cash and cash equivalents	(98)	(28)
Net increase in cash and cash equivalents	12,090	1,840
Cash and cash equivalents, beginning of period	51,785	47,185
Cash and cash equivalents, end of period	$63,875	$49,025
Supplemental disclosure of cash flow information
Cash paid for interest	$105	$214
Cash paid for income taxes, net	$163	$7
Supplemental disclosure of noncash investing and financing activities
Accrued statutory tax withholding related to net-share settlement of restricted stock units	$1,639	$3,089
Accrued capital expenditures	$203	$44
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
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss and cash flows. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the full year or the results for any future periods, especially in light of the potential effects of the novel coronavirus, or COVID-19, pandemic on the Company’s business, operations and financial performance. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2019, or fiscal 2019, which are included in the Company's Annual Report on Form 10-K for fiscal 2019. There have been no material changes to the Company's significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2019.

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

The Company has reviewed new accounting pronouncements that were issued during the six months ended June 30, 2020 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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

Accounts Receivable

The Company extends credit to customers without requiring collateral. Accounts receivable are stated at amortized cost, net of an allowance for credit losses. The Company records an allowance for credit losses at the time that accounts receivable are initially recorded based on consideration of the current economic environment, expectations of future economic conditions, the Company's historical collection experience and a loss-rate approach whereby impairment is calculated by multiplying an estimated loss rate by the asset’s amortized cost at the balance sheet date. The Company reassesses the allowance at each reporting date. When it becomes apparent, based on age or customer circumstances, that such amounts will not be collected, they are charged to the allowance. Payments subsequently received are credited to the credit loss expense account included within general and administrative expense in the condensed consolidated statements of operations.

3. STOCKHOLDERS' EQUITY
The following table summarizes quarterly stockholders' equity activity for the six-month periods ended June 30, 2020 and 2019 (in thousands, except number of shares):

	Quarterly Activity For The Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	28,077,469	$28	$278,111	$(1,740)	$(176,750)	$99,649
Cumulative effect of accounting change (1)	—	—	—	—	240	240
Exercise of stock options and vesting of restricted stock units	394,998	—	87	—	—	87
Stock-based compensation expense	—	—	2,914	—	—	2,914
Statutory tax withholding related to net-share settlement of restricted stock units	(107,398)	—	(980)	—	—	(980)
Net income	—	—	—	—	2,007	2,007
Foreign currency translation adjustments	—	—	—	(800)	—	(800)
Balance, March 31, 2020	28,365,069	28	280,132	(2,540)	(174,503)	103,117
Exercise of stock options and vesting of restricted stock units	330,692	1	2,046	—	—	2,047
Stock-based compensation expense	—	—	2,556	—	—	2,556
Statutory tax withholding related to net-share settlement of restricted stock units	(48,675)	—	(659)	—	—	(659)
Net income	—	—	—	—	6,986	6,986
Foreign currency translation adjustments	—	—	—	299	—	299
Balance, June 30, 2020	28,647,086	$29	$284,075	$(2,241)	$(167,517)	$114,346
(1) The Company recorded a reduction to accumulated deficit at January 1, 2020 as a result of its adoption of ASU 2016-13, Financial Instruments - Credit Losses.

	Quarterly Activity For The Six Months Ended June 30, 2019
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
Amortization expense associated with the Company's intangible assets was $0.2 million for each of the three months ended June 30, 2020 and 2019, and $0.3 million for each of the six months ended June 30, 2020 and 2019.
There were no changes to the Company's goodwill during the six months ended June 30, 2020.
5. CAPITALIZED SOFTWARE DEVELOPMENT COSTS
Capitalized software development costs related to creating internally developed software and implementing software purchased for internal use are included in property and equipment in the accompanying condensed consolidated balance sheets. The Company capitalized software development costs of $0.7 million and $0.8 million during the three months ended June 30, 2020 and 2019, respectively, and $1.4 million and $1.3 million during the six months ended June 30, 2020 and 2019, respectively. Amortization expense related to capitalized internally developed software was $0.4 million and $0.2 million during the three months ended June 30, 2020 and 2019, respectively, and $0.8 million and $0.3 million during the six months ended June 30, 2020 and 2019, respectively, and is included in cost of revenue or general and administrative expense in the accompanying condensed consolidated statements of operations, depending upon the nature of the software development project. The net book value of capitalized internally developed software was $3.5 million and $2.9 million at June 30, 2020 and December 31, 2019, respectively.

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
Brands. The Company generally categorizes a customer as a brand if it primarily focuses on selling its own proprietary products.
Other. Other is primarily comprised of strategic partnerships.
The following table summarizes revenue disaggregation by customer type for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Retailers	$23,273	$21,002	$42,988	$42,076
Brands	11,494	9,127	21,780	17,977
Other	2,676	1,803	4,707	3,453
	$37,443	$31,932	$69,475	$63,506
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
Transaction Price Allocated to Future Performance Obligations
As the Company typically enters into contracts with customers for a twelve-month subscription term, substantially all of its performance obligations that have not yet been satisfied as of June 30, 2020 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, the aggregate transaction price allocated to the unsatisfied performance obligations was $26.0 million as of June 30, 2020, of which $15.4 million is expected to be recognized as revenue over the next twelve months.

Deferred Revenue
Deferred revenue represents the unearned portion of subscription and implementation fees. Deferred revenue is recorded when cash payments are received in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying condensed consolidated balance sheets under "Total current liabilities," net of any long-term portion that is included in "Other long-term liabilities." The following table summarizes deferred revenue activity for the six months ended June 30, 2020 (in thousands):

	Balance, beginning of period	Net additions	Revenue recognized	Balance, end of period
Deferred revenue	$21,459	49,599	(51,512)	$19,546
Of the $69.5 million of revenue recognized in the six months ended June 30, 2020, $10.8 million was included in deferred revenue at January 1, 2020.
Costs to Obtain Contracts
The Company capitalizes sales commissions and a portion of other incentive compensation costs that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying condensed consolidated balance sheets and are classified as "Prepaid expenses and other current assets," net of any long-term portion that is included in "Deferred contract costs, net of current portion." As of June 30, 2020, $6.3 million was included in "Prepaid expenses and other current assets." Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which the Company has determined to be five years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the six months ended June 30, 2020 (in thousands):

	Balance, beginning of period	Additions	Amortized costs (1)	Balance, end of period
Deferred contract costs	$18,414	3,857	(3,194)	$19,077
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
Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$238	$191	$557	$576
Sales and marketing	777	737	1,517	1,773
Research and development	543	512	1,223	1,242
General and administrative	998	1,361	2,173	2,608
Total stock-based compensation expense	$2,556	$2,801	$5,470	$6,199
During the six months ended June 30, 2020, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Restricted stock units	620,530	$9.62
Performance stock units	142,317	$9.27
Total share-based awards	762,847
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
The following table summarizes the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic:
Net income (loss)	$6,986	$(1,338)	$8,993	$(3,667)
Weighted average common shares outstanding, basic	28,489,086	27,925,728	28,325,426	27,710,584
Basic net income (loss) per share	$0.25	$(0.05)	$0.32	$(0.13)
Diluted:
Net income (loss)	$6,986	$(1,338)	$8,993	$(3,667)
Weighted average common shares outstanding, basic	28,489,086	27,925,728	28,325,426	27,710,584
Dilutive effect of:
Stock options	259,774	—	154,854	—
Unvested restricted stock units	951,664	—	882,606	—
Weighted average common shares outstanding, diluted	29,700,524	27,925,728	29,362,886	27,710,584
Diluted net income (loss) per share	$0.24	$(0.05)	$0.31	$(0.13)

The following equity instruments have been excluded from the calculation of diluted net income (loss) per share because the effect is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	603,838	2,586,984	1,329,915	2,586,984
Restricted stock units	25,783	1,521,360	17,878	1,521,360
9. INCOME TAXES
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company's effective tax rate was 4.4% and (14.3)% for the three months ended June 30, 2020 and 2019, respectively, and 5.7% and (10.9)% for the six months ended June 30, 2020 and 2019, respectively. The tax expense for each of the periods was based on U.S. federal, state, local and foreign income taxes. The Company’s effective tax rate for these periods is lower than the U.S. federal statutory rate of 21% primarily due to operating loss carryforwards which are subject to a valuation allowance. The Company cannot recognize the tax benefit of operating loss carryforwards generated in certain jurisdictions due to uncertainties relating to future taxable income in those jurisdictions in terms of both its timing and its sufficiency, which would enable the Company to realize the benefits of those carryforwards. The change in the effective tax rate for the three and six months ended June 30, 2020 compared with the same periods in the prior year is primarily due to the shift from pre-tax loss for the three and six month periods in 2019 to pre-tax income for the three and six month periods in 2020.
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
The Coronavirus, Aid, Relief and Economic Security Act, or CARES Act, was enacted on March 27, 2020.  The CARES Act includes both income tax and non-income tax measures to assist companies. Some of the key income tax-related provisions of the CARES Act include the elimination of the 80% limitation on certain net operating loss carryforwards and allowing net operating loss carrybacks, an increase to the interest expense deduction limit, passage of technical corrections to the Tax Cuts and Jobs Act of 2017, and acceleration of the Alternative Minimum Tax Credit refund. In addition to the income tax provisions, the CARES Act includes non-income tax provisions, such as loan programs, penalty and interest-free deferral of certain tax payments, and payroll tax credits. The Company has decided not to apply for any of the loan programs in the CARES Act. The relevant corporate income tax changes have been incorporated into the Company's income tax provision for the three and six months ended June 30, 2020 based on the language in the CARES Act and guidance promulgated prior to the issuance of these financial statements. These corporate tax changes had an insignificant impact on the income tax provision for the three and six months ended June 30, 2020. The Company is also monitoring COVID-19 tax relief developments in U.S. states and foreign jurisdictions where the Company has operations. The Company is currently benefiting from penalty and interest-free tax payment deferral in a few of the jurisdictions where the Company has operations, including deferral of the employer portion of the 2020 U.S. Social Security tax payments as provided in the CARES Act.
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

Substantially all assets were held in the United States during the six months ended June 30, 2020 and the year ended December 31, 2019. The Company categorizes domestic and international revenue from customers based on their billing address. The following table summarizes revenue by geography for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 (1)	2020	2019 (1)
Domestic	$28,522	$23,958	$52,436	$47,670
International	8,921	7,974	17,039	15,836
Total revenue	$37,443	$31,932	$69,475	$63,506
(1) Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on the reported total revenue for the period.
11. SUBSEQUENT EVENTS
Acquisition
On July 23, 2020, the Company entered into a Share Purchase Agreement (the "Purchase Agreement") pursuant to which it acquired all of the issued and outstanding shares of Blueboard, a private limited company organized under the laws of France ("BlueBoard"). BlueBoard is headquartered in Paris, France and is a leader in e-commerce analytics.

Under the Purchase Agreement, the Company paid to the shareholders of BlueBoard a cash purchase price of $9.0 million, which is subject to adjustment as set forth in the Purchase Agreement. A portion of the purchase price has been placed into escrow to secure the indemnification obligations of BlueBoard’s shareholders until July 22, 2021. In addition to the purchase price paid at the closing, the Company may be obligated to pay up to $3.0 million to the BlueBoard shareholders upon the achievement of specified financial targets set forth in the Purchase Agreement. The initial accounting of the business combination is incomplete as of the issuance date of these financial statements. The Company has not yet determined the acquisition date fair value of the assets acquired and liabilities assumed.
Line of Credit
On August 5, 2020, the Company established a $25.0 million revolving credit facility that is available for use until August 5, 2023. Proceeds from borrowings under the credit facility may be used for working capital and general corporate purposes, including acquisitions. Up to $10.0 million of the facility is available for letters of credit. Additionally, the Company may request increases to the facility, subject to the consent of the lender, provided that the aggregate amount of such increases during the term do not exceed $10.0 million. Amounts borrowed under the facility will bear interest equal to either a base rate plus 2.25% per annum or LIBOR plus 3.25% per annum. The Company will pay a fee on all outstanding letters of credit at a rate of 3.25% per annum. In addition, the Company shall pay a quarterly fee at a rate of 0.50% per annum on the undrawn portion of the facility. As collateral for extension of credit under the facility, the Company granted security interests in substantially all of its assets and those of one of its subsidiaries. The agreement for the credit facility contains customary representations and warranties and subjects the Company to affirmative and negative covenants. As of the filing date for this Form 10-Q, the Company has not drawn on, or issued any letters of credit under, the credit facility.

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
EXECUTIVE OVERVIEW

FINANCIAL RESULTS
•Total revenue of $37.4 million and $69.5 million for the three and six months ended June 30, 2020 increased 17.3% and 9.4%, respectively, from the comparable prior year periods;
•Revenue was comprised of 68.6% and 31.4% fixed and variable subscription fees, respectively, for the three months ended June 30, 2020 compared with fixed and variable subscription fees of 80.5% and 19.5%, respectively, for the three months ended June 30, 2019;
•Revenue was comprised of 74.1% and 25.9% fixed and variable subscription fees, respectively, for the six months ended June 30, 2020 compared with fixed and variable subscription fees of 80.5% and 19.5%, respectively, for the six months ended June 30, 2019;
•Revenue from our brands customers represented 30.7% and 31.3% of total revenue for the three and six months ended June 30, 2020, respectively, compared with 28.6% and 28.3% of total revenue for the comparable prior year periods;

•Revenue derived from customers located outside of the United States as a percentage of total revenue was 23.8% and 24.5% for the three and six months ended June 30, 2020, respectively, compared with 25.0% and 24.9%, respectively, for the comparable prior year periods;
•Gross margin of 81.2% and 79.7% for the three and six months ended June 30, 2020, respectively, improved by 340 and 270 basis points, respectively, compared with 77.8% and 77.0% for the comparable prior year periods;
•Operating margin of 19.2% and 13.4% for the three and six months ended June 30, 2020, respectively, improved significantly from (4.4)% and (5.8)% for the comparable prior year periods;
•Net income of $7.0 million and $9.0 million for the three and six months ended June 30, 2020, respectively, improved compared with net loss of $(1.3) million and $(3.7) million for the comparable prior year periods;
•Adjusted EBITDA, a non-U.S. GAAP measure, of $11.6 million and $18.1 million for the three and six months ended June 30, 2020, respectively, increased 283.7% and 220.3%, respectively, compared with adjusted EBITDA of $3.0 million and $5.6 million for the comparable prior year periods;
•Cash and cash equivalents were $63.9 million at June 30, 2020 compared with $51.8 million at December 31, 2019;
•Operating cash flow was $13.5 million for the six months ended June 30, 2020 compared with $4.5 million for the six months ended June 30, 2019; and
•Free cash flow, a non-U.S. GAAP measure, was $11.5 million for the six months ended June 30, 2020 compared with $3.0 million for the six months ended June 30, 2019.
EFFECTS OF COVID-19 ON OUR BUSINESS

In late February, in response to the rapidly-evolving novel coronavirus, or COVID-19, pandemic, we activated our business continuity program led by our business continuity team, to help us manage the situation. In early March, we implemented a COVID-19 work-from-home policy for our various global offices. The transition to a COVID-19 work-from-home model went smoothly because our employees already had the equipment necessary to do their jobs remotely (including laptops and state-of-the-art video conferencing systems), our back-office systems were already cloud-based, and because the majority of our interactions with customers, prospects, and business partners do not require in-person interaction. Accordingly, our business has not been heavily dependent on our physical office locations nor on travel. We have conducted surveys of our employees and the vast majority have responded that they felt as (or more) productive working from home and that they had what they needed to do their jobs. We believe we will be able to operate effectively under this model for the foreseeable future.

COVID-19 has affected e-commerce in different ways. In general, the closing of many physical retail stores and the stay-at-home orders issued by many jurisdictions have driven a substantial shift in commerce to online channels like Amazon and Walmart. Beginning in the month of March, we saw a significant increase in gross merchandise value, or GMV, processed through our platform, which benefited our variable revenue. At the same time, in March and early in the second quarter of 2020, sellers of certain categories of products, like apparel, were impacted by reduced demand while concurrently dealing with store closures and, in some cases, disruptions to supply chains or fulfillment operations. We proactively adjusted contract and/or payment terms for some customers who were facing financial or operational distress in an effort to help them get through this period and to maintain long-term client relationships.

COVID-19 presents our business with both opportunities and risks. Our business has been positively affected by a substantial increase in e-commerce volumes, which drove an increase in variable revenue during the second quarter of 2020 compared to the prior quarter and prior year periods. How long, and to what extent, this level of higher GMV can continue is very difficult to forecast. We believe that the heightened GMV levels we have seen are likely to dissipate somewhat over time as retail stores reopen and stay-at-home orders ease, but we also believe it is possible that some level of increased e-commerce may become permanent as customers become more regular online shoppers.

We also believe that this trend toward online shopping will increase demand for solutions, like ours, that help brands and retailers continue to shift towards digital channels. In March, however, COVID-19 negatively impacted our ability to acquire new customers as many prospects were distracted by having to manage their own pandemic-related business disruptions. In addition, in-person events that have been an important source of contracts with new customers and expansion of contracts with current customers, have been postponed, cancelled or converted to virtual events, with our flagship prospect and customer conferences converted to virtual events for 2020. We also anticipate that some customers may face business continuity challenges that may lead to a near-term increase in churn. Thus, while we have experienced some disruption to our ability to acquire new customers and retain certain existing customers, we believe the longer-term demand for our platform will be at least as strong as it has been in the past once the disruptions posted by the pandemic subside.

Lastly, we cannot ignore that in recent months tens of millions of people around the world have lost their jobs due to COVID-19 and that the global economy has experienced, and may continue to experience, economic distress. Governments around the world, including the U.S. Federal government and European Union, have enacted historic fiscal and monetary stimulus programs in an effort to mitigate the economic impact of COVID-19, and we believe these programs have helped support consumer spending. Whether and when, and to what extent, future stimulus programs are enacted is difficult to predict. Therefore, the risk of continued global economic distress remains high and may impact consumer demand and, hence, e-commerce volumes. How long this economic climate lasts, and whether or not the impact on consumer demand is more than offset by the shift to online shopping that we have seen since March is not knowable at this point.

For all of these reasons, it has become more difficult to forecast our revenue and profitability for the remainder of 2020, especially as continued outbreaks of COVID-19 could disrupt our operations and/or those of our customers. However, we believe we currently have sufficient liquidity and that our business model, which is substantially based on subscription revenues, positions us to continue to manage through the challenges presented by COVID-19.
TRENDS IN OUR BUSINESS
The following trends have contributed to the results of our consolidated operations, and we anticipate that they will continue to affect our future results:
•Growth in Online Shopping. Consumers continue to move more of their spending from offline to online. The continuing shift to online shopping and overall growth has contributed to our historical growth and we expect that this online shift will continue to benefit our business. Global efforts to implement social distancing, including stay-at-home orders and similar mobility and gathering restrictions, due to the COVID-19 pandemic, have increased e-commerce as consumers have increasingly turned to online purchasing for many products they would have purchased at brick and mortar stores. However, it is unclear to what degree this recent shift in favor of e-commerce will continue once the public health impacts of the COVID-19 pandemic have begun to subside.
•Product Offering Expansion. As online shopping evolves, we continue to expand our product offerings to reflect the needs of companies seeking to attract consumers. We continue to enhance our product offerings by increasing online shopping channel integrations, including marketplace and first-party retail programs, and providing capabilities that allow brands and retailers to be more competitive. This includes support for advertising, advanced algorithmic repricing, machine learning-based demand forecasting, and improving our analytics capabilities, fulfillment features and user experience.
•Growth in Mobile Usage. We believe the shift toward mobile commerce will increasingly favor aggregators such as Amazon, eBay, Google and Walmart, all of which are focal points of our platform. These systems understand the identity of the buyer, helping to reduce friction in the mobile commerce process, while offering a wide selection of merchandise in a single location. We believe that the growth in mobile commerce may result in increased revenue for us.
•Evolving Fulfillment Landscape. Consumers have been conditioned to expect fast, efficient delivery of products. We believe that determining and executing on a strategy to more expeditiously receive, process and deliver online orders, which we refer to collectively as fulfillment, is critical to success for online sellers. Therefore, it will be increasingly important for us to facilitate and optimize fulfillment services on behalf of our customers, which in turn may result in additional research and development investment.
•Focus on Employees. We strive to provide competitive compensation and benefits programs to help attract and retain employees who are focused on facilitating the success of our customers. We implemented a COVID-19 global work-from-home policy beginning in March 2020 to help protect our employees and support our communities’ efforts to slow the transmission of COVID-19. This transition went smoothly, as our workforce is globally distributed and employees have the equipment they need to work from home, including global video communications systems. We are not dependent on our physical office locations or travel for our business operations.
•Seasonality. Our revenue fluctuates as a result of seasonal variations in our business, principally due to the peak consumer demand and related increased volume of our customers' GMV during the year-end holiday season. As a result, we have historically had higher revenue in our fourth quarter than other quarters due to increased GMV processed through our platform, resulting in higher variable subscription fees. During the second quarter 2020, we saw an increase in GMV processed through our platform, which does not follow the typical seasonal variations in our business, and resulted in higher than normal variable subscription fees. Refer to "Revenue" below for additional information on our current period results.

OPPORTUNITIES AND RISKS
•Dynamic E-commerce Landscape. We need to continue to innovate in the face of a rapidly changing e-commerce landscape if we are to remain competitive.
•Brands. As the e-commerce landscape evolves to increasingly favor brands, we need to continue to add brands as customers. Brands tend to have longer customer life cycles, stronger financial stability and overall better unit economics than retailers. Brands also offer increased expansion opportunities to grow their e-commerce business through our platform; however they tend to have longer sales cycles. To help drive our future growth, we have made significant investments in our sales force and allocated resources focused on growing our customer base of brands.
•Strategic Partnerships. Our business development team's mission is to expand our sales and market opportunities through strategic partner relationships. We plan to continue to invest in initiatives to expand our strategic partnership base to further enhance our offerings for customers and to help support our indirect sales channel efforts. The goal of these strategic partnerships is to further improve the value of our platform for our customers and, when possible, provide us opportunities for incremental revenue streams.
•Increasing Complexity of E-commerce. Although e-commerce continues to expand as brands and retailers continue to increase their online sales, it is also becoming more complex due to the hundreds of channels available to brands and retailers and the rapid pace of change and innovation across those channels. In order to gain consumers' attention in a more crowded and competitive online marketplace, an increasing number of brands and retailers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of brands and large online retailers. As a result, we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth.
•Global Growth in E-commerce. We believe the growth in e-commerce globally presents an opportunity for brands and retailers to engage in international sales. However, country-specific marketplaces are often a market share leader in their regions, as is the case for Zalando in Europe, for example. In order to help our customers capitalize on this potential market opportunity, and to address our customers’ needs with respect to cross-border trade, we intend to continue to invest in our international operations. Doing business overseas involves substantial challenges, including management attention and resources needed to adapt to multiple languages, cultures, laws and commercial infrastructure, as further described in this report under the caption "Risks Related to our International Operations."
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

	Three Months Ended June 30,		Six Months Ended June 30,		Period-to-Period Change		Period-to-Period Change
	2020	2019	2020	2019	Q2 2020 to Q2 2019		YTD 2020 to YTD 2019
(dollars in thousands)
Revenue	$37,443	$31,932	$69,475	$63,506	$5,511	17.3%	$5,969	9.4%
Cost of revenue	7,053	7,096	14,116	14,625	(43)	(0.6)	(509)	(3.5)
Gross profit	30,390	24,836	55,359	48,881	5,554	22.4	6,478	13.3
Operating expenses:
Sales and marketing	12,619	14,092	24,959	28,405	(1,473)	(10.5)	(3,446)	(12.1)
Research and development	4,543	5,025	9,344	10,358	(482)	(9.6)	(1,014)	(9.8)
General and administrative	6,033	7,133	11,768	13,832	(1,100)	(15.4)	(2,064)	(14.9)
Total operating expenses	23,195	26,250	46,071	52,595	(3,055)	(11.6)	(6,524)	(12.4)
Income (loss) from operations	7,195	(1,414)	9,288	(3,714)	8,609	*	13,002	*
Other income:
Interest income, net	85	211	211	394	(126)	(59.7)	(183)	(46.4)
Other income, net	31	32	39	12	(1)	*	27	*
Total other income	116	243	250	406	(127)	(52.3)	(156)	(38.4)
Income (loss) before income taxes	7,311	(1,171)	9,538	(3,308)	8,482	*	12,846	*
Income tax expense	325	167	545	359	158	94.6	186	51.8
Net income (loss)	$6,986	$(1,338)	$8,993	$(3,667)	$8,324	*	$12,660	*
* Not meaningful

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	18.8	22.2	20.3	23.0
Gross profit	81.2	77.8	79.7	77.0
Operating expenses:
Sales and marketing	33.7	44.1	35.9	44.7
Research and development	12.1	15.7	13.4	16.3
General and administrative	16.1	22.3	16.9	21.8
Total operating expenses	61.9	82.2	66.3	82.8
Income (loss) from operations	19.2	(4.4)	13.4	(5.8)
Other income:
Interest income, net	0.2	0.7	0.3	0.6
Other income, net	0.1	0.1	0.1	0.0
Total other income	0.3	0.8	0.4	0.6
Income (loss) before income taxes	19.5	(3.7)	13.7	(5.2)
Income tax expense	0.9	0.5	0.8	0.6
Net income (loss)	18.7%	(4.2)%	12.9%	(5.8)%
Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$1,029	$978	$2,005	$1,901
Sales and marketing	156	196	311	402
Research and development	64	93	134	183
General and administrative	273	329	550	656
Total depreciation and amortization expense	$1,522	$1,596	$3,000	$3,142

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

We recognize fixed subscription fees and implementation fees ratably over the contract period beginning on the date the customer has access to the software. In determining the amount of revenue to be recognized, we apply the following steps:
•Identify the promised services in the contract;
•Determine whether the promised services are performance obligations, including whether they are distinct in the context of the contract;
•Determine the transaction price;
•Allocate the transaction price to the performance obligations based on estimated selling prices; and
•Recognize revenue as we satisfy each performance obligation.
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

REVENUE BY CUSTOMER TYPE
(in thousands)
2,676
11,494
23,273
1,803
9,127
21,002
4,707
21,780
42,988
3,453
17,977
42,076
Q2
2020
Q2
2019
YTD
2020
YTD
2019
Retailers
Brands
Other

Our customers are categorized as follows:
•Retailers. We generally categorize a customer as a retailer if it primarily focuses on selling third-party products.
•Brands. We generally categorize a customer as a brand if it primarily focuses on selling its own proprietary products.
•Other. Other is primarily comprised of strategic partnerships.

Comparison of Q2 2020 to Q2 2019
Revenue increased by 17.3%, or $5.5 million, to $37.4 million for the three months ended June 30, 2020 compared with $31.9 million for the prior year period. The change was primarily due to a $5.5 million increase in variable revenue driven by sustained and broad-based growth in GMV processed on our platform as e-commerce spending remained elevated throughout the quarter, consistent with broader e-commerce trends as the COVID-19 pandemic caused a shift in consumer buying behavior. This caused many of our customers to exceed their contractually fixed minimum GMV levels. Revenue from our Brands customers increased 25.9%, or $2.4 million, compared to the prior year period, driven by an increase in new customers and expansions with existing customers, as well as an increase in transaction volume and variable revenue during the quarter as mentioned above. Revenue from our strategic partnerships also increased $0.9 million compared to the prior year period, driven primarily by growth in GMV as mentioned above.
Comparison of YTD 2020 to YTD 2019
Revenue increased by 9.4%, or $6.0 million, to $69.5 million for the six months ended June 30, 2020 compared with $63.5 million for the prior year period. The change was similarly due to a $5.6 million increase in variable revenue driven by sustained and broad-based growth in GMV processed on our platform as e-commerce spending remained elevated beginning in March and throughout the second quarter, consistent with broader e-commerce trends as the COVID-19 pandemic caused a shift in consumer buying behavior. Revenue from our Brands customers increased 21.2%, or $3.8 million, compared to the prior year period, driven by an increase in new customers and expansions with existing customers, as well as an increase in transaction volume and variable revenue during the quarter as mentioned above. Revenue from our strategic partnerships also increased $1.3 million compared to the prior year period, driven primarily by growth in GMV as mentioned above.
COST OF REVENUE
Cost of revenue primarily consists of:
•Salaries and personnel-related costs for employees providing services to our customers and supporting our platform infrastructure, including benefits, bonuses and stock-based compensation;
•Co-location facility costs for our data centers;
•Infrastructure maintenance costs; and
•Fees we pay to credit card vendors in connection with our customers' payments to us.
Comparison of Q2 2020 to Q2 2019
Cost of revenue was $7.1 million for each of the three months ended June 30, 2020 and 2019, with no significant changes as compared to the prior year period.

Comparison of YTD 2020 to YTD 2019
Cost of revenue decreased by 3.5%, or $0.5 million, to $14.1 million for the six months ended June 30, 2020 compared with $14.6 million for the prior year period. The change was comprised primarily of a decrease in compensation and employee-related costs, including stock-based compensation expense, due to reductions in headcount primarily as a result of our implementation of a plan to reduce expenses and align our operations with evolving business needs in the third quarter of 2019, or the 2019 Actions.
OPERATING EXPENSES
SALES AND MARKETING EXPENSE
Sales and marketing expense consists primarily of:
•Salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses and stock-based compensation;
•Amortization of capitalized sales commissions and related incentive payments over their expected term of benefit;
•Marketing, advertising and promotional event programs; and
•Corporate communications.
Comparison of Q2 2020 to Q2 2019
Sales and marketing expense decreased by 10.5%, or $1.5 million, to $12.6 million for the three months ended June 30, 2020 compared with $14.1 million for the prior year period. The change was comprised primarily of decreases of:
•$1.0 million in our promotional event programs, marketing and advertising and travel, primarily due to travel and gathering restrictions as a response to the COVID-19 pandemic; and
•$0.2 million in compensation and employee-related costs primarily as a result of the 2019 Actions.
Comparison of YTD 2020 to YTD 2019
Sales and marketing expense decreased by 12.1%, or $3.4 million, to $25.0 million for the six months ended June 30, 2020 compared with $28.4 million for the prior year period. The change was comprised primarily of decreases of:
•$1.5 million in compensation and employee-related costs, including stock-based compensation expense, due to reductions in headcount, primarily as a result of the 2019 Actions;
•$1.4 million in our promotional event programs, marketing and advertising and travel, primarily due to travel and gathering restrictions as a response to the COVID-19 pandemic; and
•$0.4 million in allocated expenses, driven by certain office closures, including our operations in China.
RESEARCH AND DEVELOPMENT EXPENSE
Research and development expense consists primarily of:
•Salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation;
•Costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology; and
•Consulting expenses.

Comparison of Q2 2020 to Q2 2019
Research and development expense decreased by 9.6%, or $0.5 million, to $4.5 million for the three months ended June 30, 2020 compared with $5.0 million for the prior year period. The change was comprised primarily of a decrease in compensation and employee-related costs due to shifting certain research and development to lower cost office locations and reductions in headcount, primarily as a result of the 2019 Actions.
Comparison of YTD 2020 to YTD 2019
Research and development expense decreased by 9.8%, or $1.0 million, to $9.3 million for the six months ended June 30, 2020 compared with $10.4 million for the prior year period. The change was comprised primarily of decreases of:
•$0.7 million in compensation and employee-related costs due to shifting certain research and development to lower cost office locations and reductions in headcount, primarily as a result of the 2019 Actions; and
•$0.2 million in compensation and employee-related costs due to an increase in capitalized employee-related costs attributable to software development to support the enhancement of our product offerings.
GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of:
•Salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation;
•Consulting and professional fees;
•Insurance;
•Bad debt expense; and
•Costs associated with SEC compliance, including with the Sarbanes-Oxley Act and other regulations governing public companies.
Comparison of Q2 2020 to Q2 2019
General and administrative expense decreased by 15.4%, or $1.1 million, to $6.0 million for the three months ended June 30, 2020 compared with $7.1 million for the prior year period. The change was comprised primarily of decreases of:
•$0.5 million in compensation and employee-related costs, including stock-based compensation expense, due to reductions in headcount, primarily as a result of the 2019 Actions; and
•$0.5 million in executive severance costs in connection with changes in management in the prior year period that did not recur in the current year period.
Comparison of YTD 2020 to YTD 2019
General and administrative expense decreased by 14.9%, or $2.1 million, to $11.8 million for the six months ended June 30, 2020 compared with $13.8 million for the prior year period. The change was comprised primarily of decreases of:
•$1.5 million in compensation and employee-related costs, including stock-based compensation expense, due to reductions in headcount, primarily as a result of the 2019 Actions; and
•$0.5 million in executive severance costs in connection with changes in management in the prior year period that did not recur in the current year period.

ADJUSTED EBITDA

Adjusted EBITDA represents our earnings before interest (income) expense, income tax expense and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item, and in 2020 only, transaction costs associated with our July 2020 acquisition of BlueBoard (see note 11 to our unaudited financial statements included in this report for additional information on the acquisition).
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
Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;
•adjusted EBITDA does not reflect interest or income tax payments that may represent a reduction in cash available to us; and
•other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$6,986	$(1,338)	$8,993	$(3,667)
Adjustments:
Interest (income) expense, net	(85)	(211)	(211)	(394)
Income tax expense	325	167	545	359
Depreciation and amortization expense	1,522	1,596	3,000	3,142
Total adjustments	1,762	1,552	3,334	3,107
EBITDA	8,748	214	12,327	(560)
Stock-based compensation expense	2,556	2,801	5,470	6,199
Acquisition costs	265	—	265	—
Adjusted EBITDA	$11,569	$3,015	$18,062	$5,639
GROSS AND OPERATING MARGINS

Comparison of Q2 2020 to Q2 2019
Gross margin improved by 340 basis points to 81.2% during the three months ended June 30, 2020 compared with 77.8% for the prior year period as a result of the 17.3% increase in revenue noted above without a corresponding increase in cost of revenue.
Operating margin improved by 2360 basis points to 19.2% during the three months ended June 30, 2020 compared with (4.4)% for the prior year period. Our improved operating margin was a result of the 17.3% increase in revenue combined with an 11.6% decrease in operating expenses, which decrease was driven by the 2019 Actions, cost savings attributable to the COVID-19 pandemic, primarily related to travel and promotional event program cancellations, and our continuing strategic efforts to scale our business operations while managing costs.
Comparison of YTD 2020 to YTD 2019
Gross margin improved by 270 basis points to 79.7% during the six months ended June 30, 2020 compared with 77.0% for the prior year period as a result of the 9.4% increase in revenue and 3.5% decrease in cost of revenue noted above.
Operating margin improved by 1920 basis points to 13.4% during the six months ended June 30, 2020 compared with (5.8)% for the prior year period. Our improved operating margin was a result of the 9.4% increase in revenue and decreases in operating expenses and cost of revenue of 12.4% and 3.5%, respectively, driven by the 2019 Actions, cost savings attributable to the COVID-19 pandemic, primarily related to travel and promotional event program cancellations, and our continuing strategic efforts to scale our business operations while managing costs.

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
The foregoing estimate does not give effect to any potential amounts that we may draw under our credit facility, or Credit Facility, with HSBC Bank, or HSBC, that we entered into in August 2020 and which is described in more detail below.
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

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents provided by operating activities	$13,456	$4,530
Less: Purchases of property and equipment	(580)	(249)
Less: Payment of software development costs	(1,407)	(1,293)
Free cash flow	$11,469	$2,988
Free cash flow increased by $8.5 million to $11.5 million for the six months ended June 30, 2020 compared with $3.0 million for the prior year period. The increase in free cash flow was a result of revenue growth during the six months ended June 30, 2020 as compared with the prior year period, as well as lower operating expenses, primarily related to the 2019 Actions, and improved cash collections and changes in assets and liabilities, which are further described below.
Operating activities cash flows are largely driven by:
•The amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business;
•The amount and timing of customer payments; and
•The seasonality of our business, as noted above, which results in variations in the timing of invoicing and the receipt of payments from our customers.
Investing activities cash flows are largely driven by:
•Capitalized expenditures to create internally developed software and implement software purchased for internal use; and
•Purchases of property and equipment to support the expansion of our infrastructure and acquisitions.
Financing activities cash flows are largely driven by:
•Proceeds from the exercises of stock options;
•Payments on finance lease obligations; and
•Tax withholdings related to the net-share settlement of restricted stock units.
YTD 2020
Operating Activities
Our cash provided by operating activities of $13.5 million consisted of net income of $9.0 million adjusted for non-cash items totaling $9.1 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, and uses of cash of $4.6 million from changes in assets and liabilities.
The net decrease in cash of $4.6 million resulting from changes in assets and liabilities primarily consisted of:
•a $2.4 million increase in accounts receivable as a result of the increase in transaction volume and variable revenue during the period;
•a $1.6 million decrease in deferred revenue as a result of an increase in annual contracts billed on a monthly basis, as well as the timing of revenue recognition for managed-service contracts;
•a $0.9 million increase in prepaid expenses and other assets driven by the timing of payments to our vendors during the period; and
•a $0.9 million increase in deferred contract costs consisting of sales commissions and a portion of other incentive compensation that is deferred and amortized to expense over the expected period of benefit. These decreases in cash were partially offset by increases in cash due to:
•a $1.2 million increase in accrued expenses and accounts payable primarily driven by accrued bonuses and the deferral of certain payroll taxes associated with COVID-19 pandemic relief.
Investing Activities
Our cash used in investing activities of $2.0 million consisted of:
•$1.4 million of capitalized software development costs; and
•$0.6 million of capital expenditures primarily related to the purchase of computer equipment.

Financing Activities
Our cash provided by financing activities of $0.7 million consisted of:
•$2.1 million in cash received upon the exercise of stock options; partially offset by
•$1.4 million used for the repayment of finance leases.
YTD 2019
Operating Activities
Our cash provided by operating activities of $4.5 million consisted of a net loss of $3.7 million adjusted for non-cash items totaling $10.3 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, and uses of cash of $2.1 million from changes in assets and liabilities.
The net decrease in cash of $2.1 million resulting from changes in assets and liabilities primarily consisted of:
•a $1.8 million increase in deferred contract costs consisting of sales commissions and a portion of other incentive compensation that is deferred and amortized to expense over the expected period of benefit;
•a $1.2 million decrease in accounts payable and accrued expenses driven by the timing of payments to our vendors and payments for certain customer arrangements for which we collect and remit monthly activity-based fees incurred for specific channels on behalf of our customers (referred to as "agency of record" activities); and
•a $1.1 million decrease in deferred revenue as a result of the timing of revenue recognition for managed-service contracts. These decreases in cash were partially offset by increases in cash due to:
•a $1.6 million decrease in prepaid expenses and other assets, primarily related to agency of record receipts (we record the amounts due from customers as a result of these arrangements as other receivables); and
•a $0.3 million decrease in accounts receivable as a result of increased cash collections during the period.
Investing Activities
Our cash used in investing activities of $1.5 million consisted of:
•$1.3 million of capitalized software development costs; and
•$0.2 million of capital expenditures primarily related to the purchase of computer equipment.
Financing Activities
Our cash used in financing activities of $1.1 million consisted of:
•$1.9 million used for the repayment of finance leases; and
•$0.2 million used for the payment of taxes related to the net-share settlement of restricted stock units; partially offset by
•$1.0 million in cash received upon the exercise of stock options.

CREDIT FACILITY
On August 5, 2020, we established the Credit Facility with HSBC under which we may borrow up to $25 million. We may use any proceeds from borrowings under the Credit Facility for working capital and general corporate purposes, including acquisitions, and up to $10 million is available for letters of credit. We may also request increases in the amount of the Credit Facility, with such increases not to exceed $10 million in the aggregate, subject to HSBC’s consent. As of the date of this report, we have not drawn on, or issued any letters of credit under, the Credit Facility. The Credit Facility matures in August 2023.
Any borrowings under the Credit Facility will bear interest at a per annum interest rate based on a base rate plus 2.25% or LIBOR plus 3.25%. The base rate will equal the highest of (a) the prime rate as publicly announced by HSBC, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.50%, and (c) the LIBOR rate plus 1.00% per annum, with a floor of 1.50%. The LIBOR rate will be based on London interbank offered rates published by ICE Benchmark Administration Limited for the applicable interest period, with a floor of 0.50%. We will pay a fee on all outstanding letters of credit at a rate of 3.25% per annum. We will pay HSBC a commitment fee on the undrawn portion of the facility at a rate per annum equal to 0.50%.We may terminate the Credit Facility, or prepay any borrowings, at any time in our discretion without premium or penalty.

Each of our existing and future material domestic subsidiaries must guarantee all of our obligations under the Credit Facility, and, in addition, our immaterial domestic subsidiaries may guarantee our obligations. As of the date of this report, we do not have any material domestic subsidiaries, but all of our obligations are guaranteed by our wholly-owned subsidiary CA Washington, LLC. Our obligations under the Credit Facility are secured by first priority liens on substantially all of our assets and those of our subsidiary CA Washington, LLC.
The credit agreement for the Credit Facility, or the Credit Agreement, contains affirmative and negative covenants, including covenants that limit our ability to, or to permit our subsidiaries to, (a) incur indebtedness, with exceptions permitting, among others, earnouts and other indebtedness incurred in an acquisition; (b) grant or incur liens; (c) make loans and investments, with exceptions permitting, among others, specified acquisitions of up to an aggregate amount of $30 million, subject to satisfaction of a pro forma consolidated leverage ratio; (d) enter into mergers; (e) dispose of assets; (f) pay dividends on our equity and complete distributions, redemptions and equity repurchases; (g) transact with affiliates; and (h) make capital expenditures in excess of $10 million during any fiscal year.
In addition, we may not permit the ratio of our outstanding indebtedness to consolidated EBITDA to exceed 2.50 to 1.00 as of the last day of any fiscal quarter. We also may not permit the ratio of our consolidated EBITDA (minus maintenance-related capital expenditures paid in cash and minus dividends, distributions and stock repurchases paid in cash) to consolidated interest expense to be less than 3.00 to 1.00 for any period of four consecutive fiscal quarters.
The Credit Agreement contains customary events of default. Upon the occurrence and during the continuance of an event of default, HSBC may terminate the commitments under the Credit Facility and declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission, or SEC, Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the six months ended June 30, 2020, there were no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for fiscal 2019.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The global pandemic of COVID-19 continues to evolve rapidly, and we continue to monitor the situation closely and assess the potential effects on our business; however, the ultimate impact is highly uncertain and subject to change and will depend on a number of future developments, such as the ultimate geographic spread of the disease, the duration and any future recurrences of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential impacts on our business and operations, or those of our business partners and customers, or the global economy as a whole. While the COVID-19 pandemic did not have a significant impact on our results of operations during the six months ended June 30, 2020, it is possible that the pandemic could adversely affect our revenue growth and financial results for the remainder of 2020. Because our solutions are primarily sold on a subscription basis, any such adverse effects may not be fully reflected in our operating results until future periods. Accordingly, the current results and financial condition discussed in this report may not be indicative of our future operating results and trends.
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

We have incurred significant net losses since inception, and even though we achieved net income for the most recent quarters and prior year, it is possible that our operating expenses will increase in the future and we may not be able to maintain profitability.
We had an accumulated deficit of $167.5 million as of June 30, 2020 due to net losses incurred in periods prior to 2019. Although we achieved net income of $9.0 million and $3.5 million for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively, it is possible that our operating expenses will increase in the future, which could negatively impact our prospects for maintaining profitability in future periods. If we are not able to maintain profitability, the value of our company and our common stock could decline significantly.
A significant portion of our revenue is attributable to sales by our customers on the Amazon and eBay marketplaces and through advertisements on Google. Our inability to continue to integrate our solutions with these channels would make our solutions less appealing to existing and potential new customers and could significantly reduce our revenue.
A substantial majority of the GMV that our customers process through our platform is derived from merchandise sold on the Amazon and eBay marketplaces or advertised on Google, and a similar portion of our variable subscription fees is attributable to sales by our customers through these channels. These channels, and the other channels with which our solutions are integrated, have no obligation to do business with us or to allow us access to their systems, and they may decide at any time and for any reason to significantly curtail or inhibit our ability to integrate our solutions with their channels. Additionally, Amazon, eBay or Google may make significant changes to their respective business models, policies, systems, plans or ownership, and those changes could impair or inhibit our customers' ability to use our solutions to sell their products on those channels, or may adversely affect the volume of GMV that our customers can sell on those channels or reduce the desirability of selling on those channels. Further, Amazon, eBay or Google could decide to compete with us more vigorously. Any of these results could cause our customers to reevaluate the value of our products and services and potentially terminate their relationships with us and significantly reduce our revenue.
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
A number of competitive factors could cause us to lose potential sales or to sell our solutions at lower prices or at reduced margins, including:
•Potential customers may choose to continue using or to develop applications in-house, rather than pay for our solutions;
•The channels themselves, which typically offer software tools, often for free, that allow brands and retailers to connect to them, may decide to compete more vigorously with us;
•Competitors may adopt more aggressive pricing policies and offer more attractive sales terms, adapt more quickly to new technologies and changes in customer requirements, and devote greater resources to the promotion and sale of their products and services than we can;
•Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets, and consolidation in our industry is likely to intensify. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share;
•Current and potential competitors may offer software that addresses one or more online channel management functions at a lower price point or with greater depth than our solutions and may be able to devote greater resources to those solutions than we can; and
•Software vendors could bundle channel management solutions with other solutions or offer such products at a lower price as part of a larger product sale.
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
Our data centers and cloud computing providers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, cybersecurity incidents and similar events. The occurrence of a natural disaster or an act of terrorism, or vandalism or other misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in the availability of our SaaS solutions or impair their functionality. Our business, growth prospects and operating results would also be harmed if our customers and potential customers are not confident that our solutions are reliable.
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
Our operating results have historically fluctuated due to changes in our business, and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our quarterly operating results include, but are not limited to, the following:
•the potential impact of the COVID-19 pandemic on our business and that of our customers;
•seasonal patterns in consumer spending;
•the addition of new customers or the loss of existing customers;
•changes in demand for our software;
•the timing and amount of sales and marketing expenses;
•changes in the prospects of the economy generally, which could alter current or prospective customers' spending priorities, or could increase the time it takes us to close sales;
•changes in our pricing policies or the pricing policies of our competitors;

•costs necessary to improve and maintain our software platform; and
•costs related to acquisitions of other businesses.
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
We have experienced, and may experience in the future, significant growth in our business. If we do not effectively manage our growth, the quality of service of our solutions may suffer, which could negatively affect our reputation and demand for our solutions. Our growth has placed, and may place in the future, a significant strain on our managerial, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:
•hire additional personnel, both domestically and internationally;
•implement additional information management systems;
•maintain close coordination among our engineering, operations, legal, finance, sales and marketing and client service and support organizations; and
•further develop our operating, administrative, legal, financial and accounting systems and controls.
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
Any acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions involve numerous risks, any of which could harm our business, including:
•difficulties in integrating the operations, technologies, services and personnel of acquired businesses, especially if those businesses operate outside of our core competency of providing e-commerce software solutions;

•inability to achieve our targeted or forecasted financial results following an acquisition;
•cultural challenges associated with integrating employees from acquired businesses into our organization;
•ineffectiveness or incompatibility of acquired technologies or services;
•failure to successfully further develop the acquired technology in order to recoup our investment;
•potential loss of key employees of acquired businesses;
•inability to maintain the key business relationships and the reputations of acquired businesses;
•diversion of management's attention from other business concerns;
•litigation for activities of acquired businesses, including claims from terminated employees, customers, former stockholders or other third parties;
•in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
•costs necessary to establish and maintain effective internal controls for acquired businesses; and
•increased fixed costs.
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
An increasing number of states have adopted laws that require out-of-state retailers to collect sales taxes on their behalf. In 2018, the U.S. Supreme Court reversed its prior decision that prohibited states from requiring online retailers without a physical presence to collect and remit sales tax. In its decision, the Supreme Court upheld a South Dakota statute that imposed a sales tax collection obligation on remote sellers with sales exceeding specified thresholds. Many states require sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. This is a rapidly evolving area and we cannot predict what legislative or enforcement action might be taken by the states or Congress. Increased taxation of online sales could result in online shopping losing some of its current advantage over traditional retail models, which could diminish its appeal to consumers. This could cause e-commerce growth to slow, which would, in turn, hurt the business of our customers, potentially make our products less attractive and cause the amount of GMV processed through our platform, and ultimately our revenue, to decline.
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
We are subject to taxation in numerous countries, states and local tax jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each jurisdiction. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of new federal income tax laws, changes in the mix of our profitability from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
For example, in 2017, the Tax Cuts and Jobs Act, or the Tax Act, went into effect significantly revising the Internal Revenue Code of 1986, as amended. The Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
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
We will continue to follow developments and work to maintain conforming means of transferring data from Europe, but despite our efforts to address the changes, we may be unsuccessful in establishing conforming means of transferring data from Europe. For example, the European Court of Justice recently invalidated the use of the E.U.-U.S. Privacy Shield, which had enabled the transfer of personal data from the European Union to the United States for companies like us that were self-certified under the Privacy Shield. As we are no longer able to rely on the Privacy Shield, our costs could increase and our ability to efficiently process personal data from the European Union could be negatively impacted. In addition, there are various activities in the European Union that could lead to the invalidation of the model clauses as accepted mechanisms for transferring personal data of European Union data subjects across borders, which could require us to implement costly substitutions for the data transfers we undertake in order to perform our services, or prevent such transfers entirely. If we are unable to efficiently process personal data from the European Union, or such transfers are prevented entirely, our ability to acquire customers could be negatively impacted.
There is also significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the European Union, or if the authorities will just continue to wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance could be onerous and adversely affect our business, financial condition, results of operations and prospects. While we do not currently believe that our compliance with the GDPR will have a material effect on our business, we will continue to monitor regulation and enforcement under this new law.
Changing industry standards and industry self-regulation regarding the collection, use and disclosure of data may have similar effects. Existing and future privacy and data protection laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may also negatively affect the public's perception of our customers' sales practices. If our solutions are perceived to cause, or are otherwise unfavorably associated with, insecurity of personal information, whether or not illegal, we or our customers may be subject to public criticism. Public concerns regarding data collection, privacy and security may also cause some consumers to be less likely to visit our customers' websites or otherwise interact with our customers, which could limit the demand for our solutions and inhibit the growth of our business.
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
Cybersecurity incidents could endanger the confidentiality, integrity and availability of our information resources and the information we collect, use, store and disclose. These incidents may be an intentional attack or an unintentional event, targeted at us or our third-party contractors or consultants, and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential or personal information, corrupting data or causing operational disruption. Such disruptions may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks, exploits by trusted insiders and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks, user error or other similar events. The possibility of such events may be increased in the current environment in which all of our employees and the employees of our customers are working remotely. We believe that we take reasonable steps that are designed to protect the security, integrity and confidentiality of the information we collect, use, store, and disclose, but there is no guarantee that inadvertent or unauthorized data access will not occur despite our efforts. For example, our system redundancy may be ineffective or inadequate, or we could be impacted by software bugs or other technical malfunctions, as well as error or malfeasance by anyone with access to our data. In addition, while we believe we have adequate insurance coverage to compensate for any losses associated with such events, the coverage may in fact not be adequate to cover all potential losses. The development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Any unauthorized access or use of information, virus or similar breach or disruption to our, our customers', or our partners' systems and security measures could result in disrupted operations, loss of information, damage to our reputation and customer relationships, early termination of our contracts and other business losses, indemnification of our customers, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, financial penalties, litigation, regulatory investigations, and other significant liabilities, any of which could materially harm our business.
Activities of our customers or the content of their websites could subject us to liability.
Existing laws relating to the liability of providers of online products and services for activities of their users are in flux both within the United States and internationally. Our customer contracts require that our customers are only permitted to use our products in accordance with applicable law. However, if our customers were to use our products in violation of applicable law, we may become subject to lawsuits and liability arising from their conduct. Additionally, the conduct of our customers may subject us to regulatory enforcement actions or liability.
Although we do not have significant opportunities for users of our service to publish user-defined content, we have certain protections against copyright infringement or defamatory content. Specifically, the Digital Millennium Copyright Act, or DMCA, contains provisions that limit liability for some user-generated materials that infringe copyrights. In addition, Section 230 of the Communications Decency Act, or CDA, provides immunity from liability for providers of an interactive computer service who publish defamatory information provided by users of the service. Immunity under the DMCA and the CDA has been well-established through case law. On a regular basis, however, challenges to both laws seek to limit immunity. For example, a recent executive order and a letter from several senators to the U.S. Federal Communications Commission have renewed calls for the protections of Section 230 to be scaled back. Any such changes could affect our ability to claim protection under the CDA.
Although these and other similar legal provisions, such as the European Union e-Commerce Directive, provide limited protections from liability for providers like us, those protections may not be interpreted in a way that applies to us, may be amended in the future, or may not provide us with complete protection from liability claims. If we are found not to be protected by the safe harbor provisions of the DMCA, CDA or other similar laws, or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, we may owe substantial damages and our brand, reputation and financial results may be harmed.
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
We have international operations and may further expand internationally by opening offices in new countries and regions worldwide. However, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, taxation systems, alternative dispute systems, regulatory systems and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
•recruiting and retaining employees in foreign countries;
•increased competition from local providers;
•compliance with applicable foreign laws and regulations;
•compliance with changing foreign privacy, data protection and information security laws and regulations and the risks and costs of noncompliance;
•cross-border data transfers among us, our subsidiaries, and our customers, vendors, and business partners;
•longer sales or collection cycles in some countries;
•credit risk and higher levels of payment fraud;
•compliance with anti-bribery laws, such as the Foreign Corrupt Practices Act;
•currency exchange rate fluctuations;
•tariffs, customs, trade sanctions, trade embargoes and other barriers to importing or exporting materials and products in a cost-effective and timely manner, or changes in applicable tariffs or customs rules;
•foreign exchange controls that might prevent us from repatriating cash earned outside the United States;
•economic and political instability in some countries, including terrorist attacks and civil unrest;
•less protective intellectual property laws;
•compliance with the laws of numerous foreign taxing jurisdictions in which we conduct business, potential double taxation of our international earnings and potentially adverse tax consequences due to changes in applicable U.S. and foreign tax laws;
•increased costs to establish and maintain effective controls at foreign locations; and
•overall higher costs of doing business internationally.
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
Our European headquarters are located in England, and we have offices in Germany, Ireland and Spain supporting brands and retailers throughout Europe. The United Kingdom left the European Union January 31, 2020. Under the current withdrawal agreement between the United Kingdom and the European Union, the United Kingdom will be subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules will continue to apply. The relationship between the United Kingdom and the European Union after the Transition Period has not been determined yet. As a result, the impact of Brexit is not yet known and depends on any agreements the United Kingdom and European Union may make to retain access to each other's markets after the Transition Period. The measures or lack of any agreement could disrupt the markets we serve and may increase costs for European consumers and our customers, which may cause consumers to reduce spending on products that our solutions serve and may cause customers to reduce their spending on our solutions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations. A withdrawal from the European Union is unprecedented and it is unclear what financial, trade, legal and employment implications the withdrawal of the United Kingdom from the European Union will have following the Transition Period and how the withdrawal will affect us. Our operations in the United Kingdom as well as in other countries in the European Union and European Economic Area could be disrupted by Brexit, particularly if there is a change in the United Kingdom’s relationship to the single market. There may continue to be economic uncertainty surrounding the consequences of Brexit that could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions. These and other adverse consequences such as reduced consumer spending, deterioration in economic conditions, including the economic impact of the ongoing COVID-19 pandemic, the loss of key international employees, volatility in exchange rates, and prohibitive laws and regulations could have a negative impact on our business, operating results and financial condition.
Further, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, while the Data Protection Act of 2018 that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area to the United Kingdom will remain lawful under GDPR. During the Transition Period, EU law will continue to apply in the United Kingdom, including the GDPR, after which the GDPR will be converted into UK law. Beginning in 2021, the United Kingdom will be a “third country” under the GDPR. We may, however, incur liabilities, expenses, costs and other operational losses under GDPR and other applicable privacy laws in connection with any measures we take to comply with them.
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
Our stock price has been volatile. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
•actual or anticipated variations in our operating results;
•changes in financial estimates by us or by any securities analysts who might cover our stock;
•conditions or trends in our industry;
•stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the software industry;

•announcements by us or our competitors of new product or service offerings, significant acquisitions, strategic partnerships or divestitures;
•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•capital commitments;
•investors' general perception of our company and our business;
•recruitment or departure of key personnel; and
•sales of our common stock, including sales by our directors and officers or specific stockholders.
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
Our charter documents also contain other provisions that could have an anti-takeover effect, including:
•only one of our three classes of directors is elected each year;
•stockholders are not entitled to remove directors other than by a 66 2/3% vote and only for cause;
•stockholders are not permitted to take actions by written consent;
•stockholders cannot call a special meeting of stockholders; and
•stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Revolving Credit Facility
On August 5, 2020, we and HSBC Bank USA, N.A. (“HSBC”), entered into a Credit Agreement (the “Credit Agreement”) establishing a revolving credit facility in an aggregate principal amount of up to $25.0 million (the “Revolving Credit Facility”). Proceeds from borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes, including acquisitions. Up to $10 million of the Revolving Credit Facility is available for letters of credit. We may request increases in the amount of the Revolving Credit Facility not to exceed $10 million during the term of the Revolving Credit Facility, subject to consent of HSBC. Outstanding loans can be prepaid at any time with no premium or penalty and the Revolving Credit Facility can be terminated at any time by us in our discretion. All amounts outstanding under the Revolving Credit Facility must be repaid by August 5, 2023. We have not borrowed under the Revolving Credit Facility to date.
Loans under the Revolving Credit Facility will bear interest at a per annum interest rate based on a base rate plus 2.25% or LIBOR plus 3.25%. The base rate will equal the highest of (a) the prime rate as publicly announced by HSBC, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.50%, and (c) the LIBOR rate plus 1.00% per annum, with a floor of 1.50%. LIBOR will be based on London interbank offered rates published by ICE Benchmark Administration Limited for the applicable interest period, with a floor of 0.50%. The Revolving Credit Facility is subject to a commitment fee on the undrawn portion of the Revolving Credit Facility at a rate per annum equal to 0.50%. We will pay a fee on all outstanding Letters of Credit at a per annum rate equal to 3.25%.
Each of our existing and future material domestic subsidiaries must guarantee all of our obligations under the Revolving Credit Facility, and, in addition, our immaterial domestic subsidiaries may guarantee our obligations under the Revolving Credit Facility. We do not have any material domestic subsidiaries, but all of our obligations under the Revolving Credit Facility are guaranteed by our wholly-owned subsidiary CA Washington, LLC, a Delaware limited liability company (“CA Washington”).
The obligations under the Revolving Credit Facility are secured by perfected first priority liens on substantially all of our assets and those of CA Washington.
The Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including covenants that limit our ability to (or to permit our subsidiaries to) (a) incur indebtedness (with exceptions permitting, among others, earn-outs and other indebtedness incurred in an acquisition); (b) grant or incur liens; (c) make loans and investments (with exceptions permitting, among others, acquisitions of up to an aggregate amount of $30 million during the term of the Credit Agreement, provided that the acquisition must be non-hostile and the target must be in a similar business, and subject to satisfaction of a pro forma consolidated leverage ratio; (d) enter into mergers; (e) dispose of assets; (f) pay dividends on its equity and complete distributions, redemptions and equity repurchases; (g) transact with affiliates; and (h) make capital expenditures in excess of $10 million during any fiscal year.
In addition, we may not permit the ratio of our outstanding indebtedness to consolidated EBITDA to exceed 2.50 to 1.00 as of the last day of any fiscal quarter. We also may not permit the ratio of our consolidated EBITDA (minus maintenance-related capital expenditures paid in cash and minus dividends, distributions and stock repurchases paid in cash) to consolidated interest expense to be less than 3.00 to 1.00 for any period of four consecutive fiscal quarters.
The Revolving Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, HSBC may terminate the commitments under the Revolving Credit Facility and declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable.
The foregoing summary of the material terms of the Revolving Credit Facility and the Credit Agreement is not complete and is qualified by reference to the text of the Credit Agreement, which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending September 30, 2020.

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

31.1	*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

CHANNELADVISOR CORPORATION

Date:	August 6, 2020	By:	/s/ Richard F. Cornetta
Richard F. Cornetta
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)