Form 10-Q
period 2020-09-30
CHANNELADVISOR CORP
filed 2020-11-05
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on October 30, 2020 was 29,000,150.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,357	$51,785
Accounts receivable, net of allowance of $410 and $733 as of September 30, 2020 and December 31, 2019, respectively	21,817	22,126
Prepaid expenses and other current assets	12,840	10,452
Total current assets	101,014	84,363
Operating lease right of use assets	8,802	11,128
Property and equipment, net	9,184	9,597
Goodwill	30,990	23,486
Intangible assets, net	4,439	1,285
Deferred contract costs, net of current portion	13,370	12,810
Long-term deferred tax assets, net	3,649	3,584
Other assets	979	614
Total assets	$172,427	$146,867
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$545	$409
Accrued expenses	14,892	8,577
Deferred revenue	21,368	21,000
Other current liabilities	6,375	6,431
Total current liabilities	43,180	36,417
Long-term operating leases, net of current portion	6,436	9,767
Long-term finance leases, net of current portion	12	27
Other long-term liabilities	2,170	1,007
Total liabilities	51,798	47,218
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,981,204 and 28,077,469 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	29	28
Additional paid-in capital	286,208	278,111
Accumulated other comprehensive loss	(1,803)	(1,740)
Accumulated deficit	(163,805)	(176,750)
Total stockholders' equity	120,629	99,649
Total liabilities and stockholders' equity	$172,427	$146,867
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$35,285	$31,678	$104,760	$95,184
Cost of revenue	7,691	7,251	21,807	21,876
Gross profit	27,594	24,427	82,953	73,308
Operating expenses:
Sales and marketing	13,477	12,403	38,436	40,808
Research and development	4,809	4,803	14,153	15,161
General and administrative	5,974	5,440	17,742	19,272
Total operating expenses	24,260	22,646	70,331	75,241
Income (loss) from operations	3,334	1,781	12,622	(1,933)
Other income:
Interest (expense) income, net	(1)	205	210	599
Other income (expense), net	5	(44)	44	(32)
Total other income	4	161	254	567
Income (loss) before income taxes	3,338	1,942	12,876	(1,366)
Income tax (benefit) expense	(374)	213	171	572
Net income (loss)	$3,712	$1,729	$12,705	$(1,938)
Net income (loss) per share:
Basic	$0.13	$0.06	$0.45	$(0.07)
Diluted	$0.12	$0.06	$0.43	$(0.07)
Weighted average common shares outstanding:
Basic	28,802,310	28,049,199	28,485,547	27,824,696
Diluted	30,436,601	28,754,679	29,815,829	27,824,696
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$3,712	$1,729	$12,705	$(1,938)
Other comprehensive income (loss):
Foreign currency translation adjustments	438	(530)	(63)	(595)
Total comprehensive income (loss)	$4,150	$1,199	$12,642	$(2,533)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$12,705	$(1,938)
Adjustments to reconcile net income (loss) to cash and cash equivalents provided by operating activities:
Depreciation and amortization	4,655	4,806
Bad debt expense	479	911
Stock-based compensation expense	7,732	7,000
Deferred income taxes	(61)	513
Other items, net	(617)	43
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	343	1,007
Prepaid expenses and other assets	(917)	2,282
Deferred contract costs	(1,800)	(2,661)
Accounts payable and accrued expenses	3,404	(2,112)
Deferred revenue	62	(2,337)
Cash and cash equivalents provided by operating activities	25,985	7,514
Cash flows from investing activities
Acquisition, net of cash acquired	(8,787)	—
Purchases of property and equipment	(1,021)	(755)
Payment of software development costs	(2,283)	(1,972)
Cash and cash equivalents used in investing activities	(12,091)	(2,727)
Cash flows from financing activities
Repayment of finance leases	(1,418)	(2,357)
Proceeds from exercise of stock options	3,553	968
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(1,299)	(2,101)
Payment of line of credit financing costs	(179)	—
Cash and cash equivalents provided by (used in) financing activities	657	(3,490)
Effect of currency exchange rate changes on cash and cash equivalents	21	(256)
Net increase in cash and cash equivalents	14,572	1,041
Cash and cash equivalents, beginning of period	51,785	47,185
Cash and cash equivalents, end of period	$66,357	$48,226
Supplemental disclosure of cash flow information
Cash paid for interest	$109	$215
Cash paid for income taxes, net	$386	$64
Supplemental disclosure of noncash investing and financing activities
Accrued statutory tax withholding related to net-share settlement of restricted stock units	$1,889	$1,206
Accrued capital expenditures	$379	$35
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
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss and cash flows. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the full year or the results for any future periods, especially in light of the potential effects of the novel coronavirus, or COVID-19, pandemic on the Company’s business, operations and financial performance. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2019, or fiscal 2019, which are included in the Company's Annual Report on Form 10-K for fiscal 2019. There have been no material changes to the Company's significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2019.

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

The Company has reviewed new accounting pronouncements that were issued during the nine months ended September 30, 2020 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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

3. STOCKHOLDERS' EQUITY
The following table summarizes quarterly stockholders' equity activity for the nine-month periods ended September 30, 2020 and 2019 (in thousands, except number of shares):

	Quarterly Activity For The Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	28,077,469	$28	$278,111	$(1,740)	$(176,750)	$99,649
Cumulative effect of accounting change (1)	—	—	—	—	240	240
Exercise of stock options and vesting of restricted stock units	394,998	—	87	—	—	87
Stock-based compensation expense	—	—	2,914	—	—	2,914
Statutory tax withholding related to net-share settlement of restricted stock units	(107,398)	—	(980)	—	—	(980)
Net income	—	—	—	—	2,007	2,007
Foreign currency translation adjustments	—	—	—	(800)	—	(800)
Balance, March 31, 2020	28,365,069	28	280,132	(2,540)	(174,503)	103,117
Exercise of stock options and vesting of restricted stock units	330,692	1	2,046	—	—	2,047
Stock-based compensation expense	—	—	2,556	—	—	2,556
Statutory tax withholding related to net-share settlement of restricted stock units	(48,675)	—	(659)	—	—	(659)
Net income	—	—	—	—	6,986	6,986
Foreign currency translation adjustments	—	—	—	299	—	299
Balance, June 30, 2020	28,647,086	29	284,075	(2,241)	(167,517)	114,346
Exercise of stock options and vesting of restricted stock units	411,651	—	1,420	—	—	1,420
Stock-based compensation expense	—	—	2,262	—	—	2,262
Statutory tax withholding related to net-share settlement of restricted stock units	(77,533)	—	(1,549)	—	—	(1,549)
Net income	—	—	—	—	3,712	3,712
Foreign currency translation adjustments	—	—	—	438	—	438
Balance, September 30, 2020	28,981,204	$29	$286,208	$(1,803)	$(163,805)	$120,629
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
4. BUSINESS COMBINATION, GOODWILL AND INTANGIBLE ASSETS
Business Combination
On July 23, 2020, the Company entered into a Share Purchase Agreement (the "Purchase Agreement") pursuant to which it acquired all of the issued and outstanding shares of Blueboard, a private limited company organized under the laws of France ("BlueBoard"). BlueBoard is headquartered in Paris, France and is a leader in e-commerce analytics. The acquisition of BlueBoard adds analytic capabilities, including actionable insights into how products are performing across thousands of retailer websites and marketplaces, to the Company's existing cloud-based e-commerce solutions.
Under the Purchase Agreement, the Company paid to the shareholders of BlueBoard a cash purchase price of $9.0 million, which is subject to adjustment as set forth in the Purchase Agreement. A portion of the purchase price has been placed into escrow to secure the indemnification obligations of BlueBoard’s shareholders until July 22, 2021. In addition to the purchase price paid at the closing, the Company may be obligated to pay up to $3.0 million to the BlueBoard shareholders upon the achievement of specified annual revenue targets through July 2023, as set forth in the Purchase Agreement. Pursuant to ASC Topic 805, Business Combinations, or ASC 805, this contingent consideration is deemed to be part of the purchase price and is recorded as a liability based on the estimated fair value of the consideration the Company expects to pay as of the acquisition date. As of September 30, 2020, $1.5 million of contingent consideration was recorded as a liability on the Company's condensed consolidated balance sheet.
The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805. Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated acquisition-date fair values. The excess of the purchase price over the net assets acquired is recorded as goodwill.

Based on management's provisional assessment of the acquisition-date fair value of the assets acquired and liabilities assumed, the aggregate purchase price of $10.5 million, which is comprised of $9.0 million of cash and $1.5 million for contingent consideration noted above, has been allocated to the Company's assets and liabilities on a preliminary basis as follows: $7.5 million to goodwill, $3.7 million to identifiable intangible assets, including acquired technology of $3.3 million and customer relationships of $0.4 million, $0.6 million to long-term deferred tax liabilities and $0.1 million to working capital as a net current liability. The purchase price allocation in conjunction with the acquisition of BlueBoard is subject to change as additional information becomes available. Any adjustments will be made as soon as practicable, but not later than one year from the acquisition date.
The goodwill arising from the acquisition of BlueBoard represents the future economic benefits expected to arise from other intangible assets that do not qualify for separate recognition, including acquired workforce, as well as expected future synergies. The goodwill recognized is not deductible for income tax purposes.
The Company incurred transaction costs in connection with the acquisition of $0.2 million and $0.4 million for the three and nine months ended September 30, 2020, respectively, which are included in general and administrative expense in the accompanying condensed consolidated statements of operations.
Comparative pro forma financial information for this acquisition has not been presented because the acquisition is not material to the Company's consolidated results of operations.
Goodwill and Intangible Assets
The following table shows the changes in the carrying amount of goodwill for the nine months ended September 30, 2020 (in thousands):

Balance as of December 31, 2019	$23,486
Goodwill attributable to the BlueBoard acquisition	7,504
Balance as of September 30, 2020	$30,990
There were no changes to the Company's goodwill during the year ended December 31, 2019.
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
Amortization expense associated with the Company's intangible assets was $0.3 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

5. FAIR VALUE OF MEASUREMENTS
The Company uses a three-tier fair value hierarchy to classify all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. The three tiers are defined as follows:
•Level 1. Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
•Level 3. Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions.
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their respective fair values due to their short-term nature.
The acquisition of BlueBoard on July 23, 2020 includes a contingent consideration arrangement, as described in Note 4 above. Contingent consideration was measured at fair value at the acquisition date and is remeasured at fair value at each reporting date until the contingency is resolved.
The fair value of the contingent consideration related to the BlueBoard acquisition was estimated based on a probability-weighted model in which the Company developed various scenarios for achievement of the financial targets. The Company discounted the expected future earn-out payment of each scenario to its net present value using Level 3 inputs and assigned probabilities to achieving each scenario. Key assumptions used in the measurement of fair value of contingent consideration include the Company’s internal financial projections and analysis of BlueBoard's current customer base and expected customer growth, target market, sales potential, risk-free rates and discount rates. Increases or decreases in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future. Subsequent changes in the fair value of contingent consideration are recognized within general and administrative expenses in the Company’s condensed consolidated statements of operations. As of September 30, 2020, the fair value of the contingent consideration was $1.5 million, of which $0.9 million is recorded in "Other current liabilities" and $0.6 million is recorded in "Other long-term liabilities."
6. CAPITALIZED SOFTWARE DEVELOPMENT COSTS
Capitalized software development costs related to creating internally developed software and implementing software purchased for internal use are included in property and equipment in the accompanying condensed consolidated balance sheets. The Company capitalized software development costs of $0.9 million and $0.7 million during the three months ended September 30, 2020 and 2019, respectively, and $2.3 million and $2.0 million during the nine months ended September 30, 2020 and 2019, respectively. Amortization expense related to capitalized internally developed software was $0.5 million and $0.2 million during the three months ended September 30, 2020 and 2019, respectively, and $1.3 million and $0.5 million during the nine months ended September 30, 2020 and 2019, respectively, and is included in cost of revenue or general and administrative expense in the accompanying condensed consolidated statements of operations, depending upon the nature of the software development project. The net book value of capitalized internally developed software was $3.9 million and $2.9 million at September 30, 2020 and December 31, 2019, respectively.
7. LINE OF CREDIT
On August 5, 2020, the Company established a $25.0 million revolving credit facility with a commercial lender that is available for use until August 5, 2023. Proceeds from borrowings under the credit facility may be used for working capital and general corporate purposes, including acquisitions. Up to $10.0 million of the facility is available for letters of credit. Additionally, the Company may request increases to the facility, subject to the consent of the lender, provided that the aggregate amount of such increases during the term do not exceed $10.0 million. Amounts borrowed under the facility will bear interest equal to either a base rate plus 2.25% per annum or LIBOR plus 3.25% per annum. The Company will pay a fee on all outstanding letters of credit at a rate of 3.25% per annum. In addition, the Company will pay a quarterly fee at a rate of 0.50% per annum on the undrawn portion of the facility. As collateral for extension of credit under the facility, the Company granted security interests in substantially all of its assets and those of one of its subsidiaries. The agreement for the credit facility contains customary representations and warranties and subjects the Company to affirmative and negative covenants. As of September 30, 2020, the Company had not drawn on, or issued any letters of credit under, the credit facility.

8. REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Brands. The Company generally categorizes a customer as a brand if it primarily focuses on selling its own proprietary products.
Other. Other is primarily comprised of strategic partnerships.
The following table summarizes revenue disaggregation by customer type for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Retailers	$21,214	$20,300	$64,202	$62,376
Brands	12,080	9,341	33,860	27,318
Other	1,991	2,037	6,698	5,490
	$35,285	$31,678	$104,760	$95,184
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
Transaction Price Allocated to Future Performance Obligations
As the Company typically enters into contracts with customers for a twelve-month subscription term, a substantial majority of its performance obligations that have not yet been satisfied as of September 30, 2020 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, the aggregate transaction price allocated to the unsatisfied performance obligations was $28.9 million as of September 30, 2020, of which $17.5 million is expected to be recognized as revenue over the next twelve months.
Deferred Revenue
Deferred revenue represents the unearned portion of subscription and implementation fees. Deferred revenue is recorded when cash payments are received in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying condensed consolidated balance sheets under "Total current liabilities," net of any long-term portion that is included in "Other long-term liabilities." The following table summarizes deferred revenue activity for the nine months ended September 30, 2020 (in thousands):

	Balance, beginning of period	Net additions	Revenue recognized	Balance, end of period
Deferred revenue	$21,459	78,909	(78,610)	$21,758
Of the $104.8 million of revenue recognized in the nine months ended September 30, 2020, $11.9 million was included in deferred revenue at January 1, 2020.
Costs to Obtain Contracts
The Company capitalizes sales commissions and a portion of other incentive compensation costs that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying condensed consolidated balance sheets and are classified as "Prepaid expenses and other current assets," net of any long-term portion that is included in "Deferred contract costs, net of current portion." As of September 30, 2020, $6.8 million was included in "Prepaid expenses and other current assets." Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which the Company has determined to be five years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the nine months ended September 30, 2020 (in thousands):

	Balance, beginning of period	Additions	Amortized costs (1)	Balance, end of period
Deferred contract costs	$18,414	6,428	(4,623)	$20,219
(1) Includes contract costs amortized to sales and marketing expense during the period and the impact from foreign currency exchange rate fluctuations.
9. STOCK-BASED COMPENSATION
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
Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019 (1)	2020	2019 (1)
Cost of revenue	$203	$169	$760	$745
Sales and marketing	544	—	2,061	1,773
Research and development	485	454	1,708	1,696
General and administrative	1,030	178	3,203	2,786
Total stock-based compensation expense	$2,262	$801	$7,732	$7,000
(1) Stock-based compensation expense for the three and nine months ended September 30, 2019 was impacted by forfeitures due to changes in executive management.
During the nine months ended September 30, 2020, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Restricted stock units	958,055	$11.32
Performance stock units	142,317	$9.27
Total share-based awards	1,100,372
10. NET INCOME (LOSS) PER SHARE
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
The following table summarizes the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic:
Net income (loss)	$3,712	$1,729	$12,705	$(1,938)
Weighted average common shares outstanding, basic	28,802,310	28,049,199	28,485,547	27,824,696
Basic net income (loss) per share	$0.13	$0.06	$0.45	$(0.07)
Diluted:
Net income (loss)	$3,712	$1,729	$12,705	$(1,938)
Weighted average common shares outstanding, basic	28,802,310	28,049,199	28,485,547	27,824,696
Dilutive effect of:
Stock options	571,884	169,354	334,565	—
Unvested restricted stock units	1,062,407	536,126	995,717	—
Weighted average common shares outstanding, diluted	30,436,601	28,754,679	29,815,829	27,824,696
Diluted net income (loss) per share	$0.12	$0.06	$0.43	$(0.07)
The following equity instruments have been excluded from the calculation of diluted net income (loss) per share because the effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	145,279	1,923,938	528,777	2,341,209
Restricted stock units	19,322	269,552	26,397	2,206,636

11. INCOME TAXES
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company's effective tax rate was (11.2)% and 11.0% for the three months ended September 30, 2020 and 2019, respectively, and 1.3% and (41.9)% for the nine months ended September 30, 2020 and 2019, respectively. The tax (benefit) expense for each of the periods was based on U.S. federal, state, local and foreign income taxes. The Company’s effective tax rate for these periods is lower than the U.S. federal statutory rate of 21% primarily due to operating loss carryforwards which are subject to a valuation allowance. The Company cannot recognize the tax benefit of operating loss carryforwards generated in certain jurisdictions due to uncertainties relating to future taxable income in those jurisdictions in terms of both its timing and its sufficiency, which would enable the Company to realize the benefits of those carryforwards. The change in the effective tax rate for the three months ended September 30, 2020 compared with the same period in the prior year was primarily due to an increase in the UK corporate income tax rate resulting in an increase to the UK deferred tax assets and the acquisition of BlueBoard and their current year operating losses, for which the Company can recognize the tax benefit. The change in the effective tax rate for the nine months ended September 30, 2020 compared with the same period in the prior year was primarily due to the shift from pre-tax loss for the nine-month period in 2019 to pre-tax income for the nine-month period in 2020.
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
The Coronavirus, Aid, Relief and Economic Security Act, or CARES Act, was enacted on March 27, 2020.  The CARES Act includes both income tax and non-income tax measures to assist companies. Some of the key income tax-related provisions of the CARES Act include the elimination of the 80% limitation on certain net operating loss carryforwards and allowing net operating loss carrybacks, an increase to the interest expense deduction limit, passage of technical corrections to the Tax Cuts and Jobs Act of 2017, and acceleration of the Alternative Minimum Tax Credit refund. In addition to the income tax provisions, the CARES Act includes non-income tax provisions, such as loan programs, penalty and interest-free deferral of certain tax payments, and payroll tax credits. The Company has decided not to apply for any of the loan programs in the CARES Act. The relevant corporate income tax changes have been incorporated into the Company's income tax provision for the three and nine months ended September 30, 2020 based on the language in the CARES Act and guidance promulgated prior to the issuance of these financial statements. These corporate tax changes had an insignificant impact on the income tax provision for the three and nine months ended September 30, 2020. The Company is also monitoring COVID-19 tax relief developments in U.S. states and foreign jurisdictions where the Company has operations. The Company is currently benefiting from penalty and interest-free tax payment deferral in a few of the jurisdictions where the Company has operations, including deferral of the employer portion of the 2020 U.S. Social Security tax payments as provided in the CARES Act.
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
Substantially all assets were held in the United States during the nine months ended September 30, 2020 and the year ended December 31, 2019. The Company categorizes domestic and international revenue from customers based on their billing address. The following table summarizes revenue by geography for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019 (1)	2020	2019 (1)
Domestic	$26,135	$23,537	$78,571	$71,207
International	9,150	8,141	26,189	23,977
Total revenue	$35,285	$31,678	$104,760	$95,184
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
Our mission is to connect and optimize the world's commerce. Our proprietary software-as-a-service, or SaaS, cloud platform helps brands and retailers worldwide improve their online performance by expanding sales channels, connecting with consumers around the world, optimizing their operations for peak performance and providing actionable analytics to improve competitiveness. More specifically, our suite of solutions allows our customers to manage their product listings, inventory availability, pricing optimization, search terms, orders and fulfillment, and other critical functions across these channels. Our customers utilize our platform to connect with new and existing sources of demand for their products through hundreds of channels, including Amazon, eBay, Facebook, Google and Walmart. Our fulfillment solution makes it easier for customers to connect to their supply chain, which could include distributors, manufacturers and third-party logistics providers. Our brand analytics solution helps leading global brands gain a competitive advantage on their e-commerce channels with actionable insights into how their products are performing across thousands of retailer websites and marketplaces. We also offer solutions that allow brands to send their web visitors or digital marketing audiences directly to authorized resellers and to gain insight into consumer behavior. Overall, our platform delivers significant breadth, scalability and flexibility and facilitates billions of dollars in e-commerce transactions annually across the globe.
We serve customers across a wide range of industries and geographies. Our customers include the online businesses of brands and retailers, as well as advertising agencies that use our solutions on behalf of their clients.
EXECUTIVE OVERVIEW

FINANCIAL RESULTS
•Total revenue of $35.3 million and $104.8 million for the three and nine months ended September 30, 2020 increased 11.4% and 10.1%, respectively, from the comparable prior year periods;
•Revenue was comprised of 76.8% and 23.2% fixed and variable subscription fees, respectively, for the three months ended September 30, 2020 compared with fixed and variable subscription fees of 81.5% and 18.5%, respectively, for the three months ended September 30, 2019;
•Revenue was comprised of 75.0% and 25.0% fixed and variable subscription fees, respectively, for the nine months ended September 30, 2020 compared with fixed and variable subscription fees of 80.9% and 19.1%, respectively, for the nine months ended September 30, 2019;

•Revenue from our brands customers represented 34.2% and 32.3% of total revenue for the three and nine months ended September 30, 2020, respectively, compared with 29.5% and 28.7% of total revenue for the comparable prior year periods;
•Revenue derived from customers located outside of the United States as a percentage of total revenue was 25.9% and 25.0% for the three and nine months ended September 30, 2020, respectively, compared with 25.7% and 25.2%, respectively, for the comparable prior year periods;
•Gross margin of 78.2% and 79.2% for the three and nine months ended September 30, 2020, respectively, improved by 110 and 220 basis points, respectively, compared with 77.1% and 77.0% for the comparable prior year periods;
•Operating margin of 9.4% and 12.0% for the three and nine months ended September 30, 2020, respectively, improved significantly from 5.6% and (2.0)% for the comparable prior year periods;
•Net income of $3.7 million and $12.7 million for the three and nine months ended September 30, 2020, respectively, improved compared with net income of $1.7 million and net loss of $(1.9) million for the comparable prior year periods;
•Adjusted EBITDA, a non-U.S. GAAP measure, of $7.4 million and $25.5 million for the three and nine months ended September 30, 2020, respectively, increased 43.9% and 135.9%, respectively, compared with adjusted EBITDA of $5.2 million and $10.8 million for the comparable prior year periods;
•Cash and cash equivalents were $66.4 million at September 30, 2020 compared with $51.8 million at December 31, 2019;
•Operating cash flow was $26.0 million for the nine months ended September 30, 2020 compared with $7.5 million for the nine months ended September 30, 2019; and
•Free cash flow, a non-U.S. GAAP measure, was $22.7 million for the nine months ended September 30, 2020 compared with $4.8 million for the nine months ended September 30, 2019.
EFFECTS OF COVID-19 ON OUR BUSINESS

In late February 2020, in response to the rapidly-evolving novel coronavirus, or COVID-19, pandemic, we activated our business continuity program led by our business continuity team, to help us manage the situation. In early March, we implemented a COVID-19 work-from-home policy for our various global offices. The transition to a COVID-19 work-from-home model went smoothly because our employees already had the equipment necessary to do their jobs remotely (including laptops and state-of-the-art video conferencing systems), our back-office systems were already cloud-based, and because the majority of our interactions with customers, prospects, and business partners do not require in-person interaction. Accordingly, our business has not been heavily dependent on our physical office locations nor on travel. We have conducted surveys of our employees and the vast majority have responded that they felt as (or more) productive working from home and that they had what they needed to do their jobs. We believe we will be able to operate effectively under this model for the foreseeable future.

COVID-19 has affected e-commerce in different ways. In general, the closing of many physical retail stores and the stay-at-home orders issued by many jurisdictions have driven a substantial shift in commerce to online channels like Amazon and Walmart. Beginning in March, we saw a significant increase in gross merchandise value, or GMV, processed through our platform, which benefited our variable revenue. At the same time, in March and early in the second quarter of 2020, sellers of certain categories of products, like apparel, were impacted by reduced demand while concurrently dealing with store closures and, in some cases, disruptions to supply chains or fulfillment operations. We proactively adjusted contract and/or payment terms for some customers who were facing financial or operational distress in an effort to help them get through this period and to maintain long-term client relationships.

COVID-19 presents our business with both opportunities and risks. Our business has been positively affected by a substantial increase in e-commerce volumes, which drove an increase in GMV and variable revenue during the second and third quarters of 2020 compared to the prior year periods. How long, and to what extent, this level of higher GMV can continue is very difficult to forecast. We believe that the heightened GMV levels we have seen are likely to dissipate somewhat over time as retail stores reopen and stay-at-home orders ease, but we also believe it is possible that some level of increased e-commerce may become permanent as customers become more regular online shoppers.

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

For all of these reasons, it has remained difficult to forecast our revenue and profitability for the remainder of 2020, especially as continued outbreaks of COVID-19 could disrupt our operations and/or those of our customers. However, we believe we currently have sufficient liquidity and that our business model, which is substantially based on subscription revenues, positions us to continue to manage through the challenges presented by COVID-19.
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
•Seasonality. Our revenue fluctuates as a result of seasonal variations in our business, principally due to the peak consumer demand and related increased volume of our customers' GMV during the year-end holiday season. As a result, we have historically had higher revenue in our fourth quarter than other quarters due to increased GMV processed through our platform, resulting in higher variable subscription fees. During the second and third quarters of 2020, we saw an increase in GMV processed through our platform, which does not follow the typical seasonal variations in our business, and resulted in higher than normal variable subscription fees. Refer to "Revenue" below for additional information on our current period results.
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

	Three Months Ended September 30,		Nine Months Ended September 30,		Period-to-Period Change		Period-to-Period Change
	2020	2019	2020	2019	Q3 2020 to Q3 2019		YTD 2020 to YTD 2019
(dollars in thousands)
Revenue	$35,285	$31,678	$104,760	$95,184	$3,607	11.4%	$9,576	10.1%
Cost of revenue	7,691	7,251	21,807	21,876	440	6.1	(69)	(0.3)
Gross profit	27,594	24,427	82,953	73,308	3,167	13.0	9,645	13.2
Operating expenses:
Sales and marketing	13,477	12,403	38,436	40,808	1,074	8.7	(2,372)	(5.8)
Research and development	4,809	4,803	14,153	15,161	6	0.1	(1,008)	(6.6)
General and administrative	5,974	5,440	17,742	19,272	534	9.8	(1,530)	(7.9)
Total operating expenses	24,260	22,646	70,331	75,241	1,614	7.1	(4,910)	(6.5)
Income (loss) from operations	3,334	1,781	12,622	(1,933)	1,553	87.2	14,555	*
Other income:
Interest (expense) income, net	(1)	205	210	599	(206)	*	(389)	(64.9)
Other income (expense), net	5	(44)	44	(32)	49	*	76	*
Total other income	4	161	254	567	(157)	(97.5)	(313)	(55.2)
Income (loss) before income taxes	3,338	1,942	12,876	(1,366)	1,396	71.9	14,242	*
Income tax (benefit) expense	(374)	213	171	572	(587)	*	(401)	(70.1)
Net income (loss)	$3,712	$1,729	$12,705	$(1,938)	$1,983	114.7	$14,643	*
* Not meaningful

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	21.8	22.9	20.8	23.0
Gross profit	78.2	77.1	79.2	77.0
Operating expenses:
Sales and marketing	38.2	39.2	36.7	42.9
Research and development	13.6	15.2	13.5	15.9
General and administrative	16.9	17.2	16.9	20.2
Total operating expenses	68.8	71.5	67.1	79.0
Income (loss) from operations	9.4	5.6	12.0	(2.0)
Other income:
Interest (expense) income, net	0.0	0.6	0.2	0.6
Other income (expense), net	0.0	(0.1)	0.0	0.0
Total other income	0.0	0.5	0.2	0.6
Income (loss) before income taxes	9.5	6.1	12.3	(1.4)
Income tax (benefit) expense	(1.1)	0.7	0.2	0.6
Net income (loss)	10.5%	5.5%	12.1%	(2.0)%
Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$1,062	$1,046	$3,067	$2,947
Sales and marketing	154	205	465	607
Research and development	61	94	195	277
General and administrative	378	319	928	975
Total depreciation and amortization expense	$1,655	$1,664	$4,655	$4,806

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

REVENUE BY CUSTOMER TYPE
(in thousands)
$1,991
$12,080
$21,214
$2,037
$9,341
$20,300
$6,698
$33,860
$64,202
$5,490
$27,318
$62,376
Q3
2020
Q3
2019
YTD
2020
YTD
2019
Retailers
Brands
Other

Our customers are categorized as follows:
•Retailers. We generally categorize a customer as a retailer if it primarily focuses on selling third-party products.
•Brands. We generally categorize a customer as a brand if it primarily focuses on selling its own proprietary products.
•Other. Other is primarily comprised of strategic partnerships.

Comparison of Q3 2020 to Q3 2019
Revenue increased by 11.4%, or $3.6 million, to $35.3 million for the three months ended September 30, 2020 compared with $31.7 million for the prior year period. The change was primarily due to a $2.3 million increase in variable revenue driven by sustained and broad-based growth in GMV processed on our platform as e-commerce spending remained elevated throughout the quarter compared to the prior year period, consistent with broader e-commerce trends as the COVID-19 pandemic caused a shift in consumer buying behavior during 2020. Fixed revenue increased $1.3 million compared to the prior year period, driven by strong net bookings, particularly from brands customers. Revenue from our brands customers increased 29.3%, or $2.7 million, compared to the prior year period, driven by an increase in new customers and expansions with existing customers, as well as an increase in transaction volume and variable revenue during the quarter as mentioned above.
Comparison of YTD 2020 to YTD 2019
Revenue increased by 10.1%, or $9.6 million, to $104.8 million for the nine months ended September 30, 2020 compared with $95.2 million for the prior year period. The change was similarly due to a $7.9 million increase in variable revenue driven by sustained and broad-based growth in GMV processed on our platform as e-commerce spending remained elevated beginning in March and continuing through the third quarter, consistent with broader e-commerce trends as the COVID-19 pandemic caused a shift in consumer buying behavior. Fixed revenue increased $1.6 million compared to the prior year period, driven by strong net bookings, particularly from brands customers. Revenue from our brands customers increased 23.9%, or $6.5 million, compared to the prior year period, driven by an increase in new customers and expansions with existing customers, as well as an increase in transaction volume and variable revenue during the period as mentioned above. Revenue from our strategic partnerships also increased $1.2 million compared to the prior year period, driven primarily by growth in GMV as mentioned above.
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

Comparison of Q3 2020 to Q3 2019
Cost of revenue increased by 6.1%, or $0.4 million, to $7.7 million for the three months ended September 30, 2020 compared with $7.3 million for the prior year period. The change was comprised primarily of compensation and employee-related costs due to an increase in quarterly bonuses earned during the period, as well as an increase in headcount, with the prior year period being impacted by our implementation of a plan to reduce expenses and align our operations with evolving business needs in the third quarter of 2019, or the 2019 Actions.
Comparison of YTD 2020 to YTD 2019
Cost of revenue decreased by 0.3%, or $0.1 million, to $21.8 million for the nine months ended September 30, 2020 compared with $21.9 million for the prior year period. The change was comprised primarily of certain customer contingencies accrued in the prior year period that did not materialize.
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
Comparison of Q3 2020 to Q3 2019
Sales and marketing expense increased by 8.7%, or $1.1 million, to $13.5 million for the three months ended September 30, 2020 compared with $12.4 million for the prior year period. The change was comprised primarily of increases (decreases) of:
•$1.4 million in compensation and employee-related costs, including stock-based compensation expense, due to an increase in quarterly bonuses earned during the period, as well as an increase in headcount in the current year, with the prior year period being impacted by the 2019 Actions; partially offset by
•$(0.5) million in our promotional event programs and travel, primarily due to travel and gathering restrictions as a response to the COVID-19 pandemic.
Comparison of YTD 2020 to YTD 2019
Sales and marketing expense decreased by 5.8%, or $2.4 million, to $38.4 million for the nine months ended September 30, 2020 compared with $40.8 million for the prior year period. The change was comprised primarily of decreases of:
•$1.7 million in our promotional event programs and travel, primarily due to travel and gathering restrictions as a response to the COVID-19 pandemic; and
•$0.5 million in allocated expenses, driven by certain office closures, including our operations in China.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expense consists primarily of:
•Salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation;
•Costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology; and
•Consulting expenses.

Comparison of Q3 2020 to Q3 2019
Research and development expense was $4.8 million for each of the three months ended September 30, 2020 and 2019, with no significant changes in total expense as compared to the prior year period. Within compensation and employee-related costs, there was a $0.2 million increase due to quarterly bonuses earned during the period, which was offset by a $0.2 million decrease due to an increase in capitalized employee-related costs attributable to software development to support the enhancement of our product offerings.
Comparison of YTD 2020 to YTD 2019
Research and development expense decreased by 6.6%, or $1.0 million, to $14.2 million for the nine months ended September 30, 2020 compared with $15.2 million for the prior year period. The change was comprised primarily of decreases of:
•$0.4 million in compensation and employee-related costs due to shifting certain research and development to lower cost office locations;
•$0.4 million in compensation and employee-related costs due to an increase in capitalized employee-related costs attributable to software development to support the enhancement of our product offerings; and
•$0.2 million in allocated expenses, driven by certain office closures, including our operations in China.
GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense consists primarily of:
•Salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation;
•Consulting and professional fees;
•Insurance;
•Bad debt expense;
•Costs associated with SEC compliance, including with the Sarbanes-Oxley Act and other regulations governing public companies; and
•Transaction related costs.
Comparison of Q3 2020 to Q3 2019
General and administrative expense increased by 9.8%, or $0.5 million, to $6.0 million for the three months ended September 30, 2020 compared with $5.4 million for the prior year period. The change was comprised primarily of increases (decreases) of:
•$0.9 million in stock-based compensation expense due to equity forfeitures in the prior year period, primarily as a result of the 2019 Actions; and
•$0.2 million in transaction costs associated with our July 2020 acquisition of BlueBoard; partially offset by
•$(0.5) million in bad debt expense due to improved cash collections.

Comparison of YTD 2020 to YTD 2019
General and administrative expense decreased by 7.9%, or $1.5 million, to $17.7 million for the nine months ended September 30, 2020 compared with $19.3 million for the prior year period. The change was comprised primarily of (decreases) increases of:
•$(0.6) million in compensation and employee-related costs due to reductions in headcount, primarily as a result of the 2019 Actions;
•$(0.6) million in allocated expenses driven by certain office closures, including our operations in China; and
•$(0.5) million in executive severance costs in connection with changes in management in the prior year period that did not recur in the current year period; partially offset by
•$0.4 million in transaction costs associated with our July 2020 acquisition of BlueBoard.
ADJUSTED EBITDA

Adjusted EBITDA represents our earnings before interest expense (income), income tax (benefit) expense and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item, in 2019 only, non-recurring severance and related costs, and in 2020 only, transaction costs associated with our July 2020 acquisition of BlueBoard (see note 4 to our unaudited financial statements included in this report for additional information on the acquisition).
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

Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$3,712	$1,729	$12,705	$(1,938)
Adjustments:
Interest expense (income), net	1	(205)	(210)	(599)
Income tax (benefit) expense	(374)	213	171	572
Depreciation and amortization expense	1,655	1,664	4,655	4,806
Total adjustments	1,282	1,672	4,616	4,779
EBITDA	4,994	3,401	17,321	2,841
Stock-based compensation expense	2,262	801	7,732	7,000
Transaction costs in connection with acquisition	178	—	443	—
Non-recurring severance and related costs	—	965	—	965
Adjusted EBITDA	$7,434	$5,167	$25,496	$10,806
GROSS AND OPERATING MARGINS

Comparison of Q3 2020 to Q3 2019
Gross margin improved by 110 basis points to 78.2% during the three months ended September 30, 2020 compared with 77.1% for the prior year period as a result of the 11.4% increase in revenue noted above, which exceeded the increase in cost of revenue of 6.1%.
Operating margin improved by 380 basis points to 9.4% during the three months ended September 30, 2020 compared with 5.6% for the prior year period. Our improved operating margin was a result of the 11.4% increase in revenue, which exceeded the increases in operating expenses and cost of revenue of 7.1% and 6.1%, respectively.
Comparison of YTD 2020 to YTD 2019
Gross margin improved by 220 basis points to 79.2% during the nine months ended September 30, 2020 compared with 77.0% for the prior year period as a result of the 10.1% increase in revenue and 0.3% decrease in cost of revenue noted above.
Operating margin improved by 1400 basis points to 12.0% during the nine months ended September 30, 2020 compared with (2.0)% for the prior year period. Our improved operating margin was a result of the 10.1% increase in revenue and decreases in operating expenses and cost of revenue of 6.5% and 0.3%, respectively, driven by the 2019 Actions, cost savings attributable to the COVID-19 pandemic, primarily related to travel and promotional event program cancellations, and our continuing strategic efforts to scale our business operations while managing costs.

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

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents provided by operating activities	$25,985	$7,514
Less: Purchases of property and equipment	(1,021)	(755)
Less: Payment of software development costs	(2,283)	(1,972)
Free cash flow	$22,681	$4,787
Free cash flow increased by $17.9 million to $22.7 million for the nine months ended September 30, 2020 compared with $4.8 million for the prior year period. The increase in free cash flow was primarily a result of revenue growth during the nine months ended September 30, 2020 as compared with the prior year period, as well as lower operating expenses, primarily related to the 2019 Actions and cost savings in 2020 attributable to the COVID-19 pandemic, improved cash collections and changes in assets and liabilities, which are further described below.
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
•Acquisitions, net of cash acquired;
•Capitalized expenditures to create internally developed software and implement software purchased for internal use; and
•Purchases of property and equipment to support the expansion of our infrastructure and acquisitions.
Financing activities cash flows are largely driven by:
•Proceeds from the exercises of stock options;
•Payments on finance lease obligations;
•Tax withholdings related to the net-share settlement of restricted stock units; and
•Payment of line of credit financing costs.
YTD 2020
Operating Activities
Our cash provided by operating activities of $26.0 million consisted of net income of $12.7 million adjusted for non-cash items totaling $12.2 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, and cash increases of $1.1 million from changes in assets and liabilities.
The net increase in cash of $1.1 million resulting from changes in assets and liabilities primarily consisted of:
•a $3.4 million increase in accrued expenses and accounts payable primarily due to an increase in quarterly bonuses earned during the period and the deferral of payroll taxes associated with COVID-19 pandemic relief;
•a $0.3 million decrease in accounts receivable as a result of improved cash collections; and
•a $0.1 million increase in deferred revenue as a result of an increase in net bookings during the period. These increases in cash were partially offset by decreases in cash due to:
•a $1.8 million increase in deferred contract costs consisting of sales commissions and a portion of other incentive compensation that is deferred and amortized to expense over the expected period of benefit; and
•a $0.9 million increase in prepaid expenses and other assets driven by the timing of payments to our vendors during the period.
Investing Activities
Our cash used in investing activities of $12.1 million consisted of:
•$8.8 million for the acquisition of BlueBoard, net of cash acquired;
•$2.3 million of capitalized software development costs; and

•$1.0 million of capital expenditures primarily related to the purchase of computer equipment.
Financing Activities
Our cash provided by financing activities of $0.7 million consisted of:
•$3.6 million in cash received upon the exercise of stock options; partially offset by
•$1.3 million used for the payment of taxes related to the net-share settlement of restricted stock units;
•$1.4 million used for the repayment of finance leases; and
•$0.2 million used for the payment of line of credit financing costs in connection with entering into our Credit Facility as described below.
YTD 2019
Operating Activities
Our cash provided by operating activities of $7.5 million consisted of a net loss of $1.9 million adjusted for non-cash items totaling $13.3 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, and uses of cash of $3.8 million from changes in assets and liabilities.
The net decrease in cash of $3.8 million resulting from changes in assets and liabilities primarily consisted of:
•a $2.7 million increase in deferred contract costs consisting of sales commissions and a portion of other incentive compensation that is deferred and amortized to expense over the expected period of benefit;
•a $2.3 million decrease in deferred revenue as a result of the timing of revenue recognition for managed-service contracts; and
•a $2.1 million decrease in accounts payable and accrued expenses driven by the timing of payments to our vendors during the period and payments for certain customer arrangements for which we collect and remit monthly activity-based fees incurred for specific channels on behalf of our customers (referred to as "agency of record" activities). These decreases in cash were partially offset by increases in cash due to:
•a $2.3 million decrease in prepaid expenses and other assets, primarily related to agency of record receipts (we record the amounts due from customers as a result of these arrangements as other receivables); and
•a $1.0 million decrease in accounts receivable as a result of increased cash collections during the period.
Investing Activities
Our cash used in investing activities of $2.7 million consisted of:
•$2.0 million of capitalized software development costs; and
•$0.8 million of capital expenditures primarily related to the purchase of computer equipment.
Financing Activities
Our cash used in financing activities of $3.5 million consisted of:
•$2.4 million used for the repayment of finance leases; and
•$2.1 million used for the payment of taxes related to the net-share settlement of restricted stock units; partially offset by
•$1.0 million in cash received upon the exercise of stock options.
CREDIT FACILITY
On August 5, 2020, we established the Credit Facility with HSBC under which we may borrow up to $25 million. We may use proceeds from borrowings under the Credit Facility for working capital and general corporate purposes, including acquisitions, and up to $10 million is available for letters of credit. We may also request increases in the amount of the Credit Facility, with such increases not to exceed $10 million in the aggregate, subject to HSBC’s consent. As of the date of this report, we have not drawn on, or issued any letters of credit under, the Credit Facility. The Credit Facility matures in August 2023.
Any borrowings under the Credit Facility will bear interest at a per annum interest rate based on a base rate plus 2.25% or LIBOR plus 3.25%. The base rate will equal the highest of (a) the prime rate as publicly announced by HSBC, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus

(ii) 0.50%, and (c) the LIBOR rate plus 1.00% per annum, with a floor of 1.50%. The LIBOR rate will be based on London interbank offered rates published by ICE Benchmark Administration Limited for the applicable interest period, with a floor of 0.50%. We will pay a fee on all outstanding letters of credit at a rate of 3.25% per annum. We will pay HSBC a commitment fee on the undrawn portion of the facility at a rate per annum equal to 0.50%. We may terminate the Credit Facility, or prepay any borrowings, at any time in our discretion without premium or penalty.
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
The credit agreement for the Credit Facility, or the Credit Agreement, contains affirmative and negative covenants, including covenants that, without consent of HSBC, limit our ability to, or to permit our subsidiaries to, (a) incur indebtedness, with exceptions permitting, among others, earnouts and other indebtedness incurred in an acquisition; (b) grant or incur liens; (c) make loans and investments, with exceptions permitting, among others, specified acquisitions of up to an aggregate amount of $30 million, subject to satisfaction of a pro forma consolidated leverage ratio; (d) enter into mergers; (e) dispose of assets; (f) pay dividends on our equity and complete distributions, redemptions and equity repurchases; (g) transact with affiliates; and (h) make capital expenditures in excess of $10 million during any fiscal year.
In addition, under the Credit Agreement, we may not permit the ratio of our outstanding indebtedness to consolidated EBITDA to exceed 2.50 to 1.00 as of the last day of any fiscal quarter. We also may not permit the ratio of our consolidated EBITDA (minus maintenance-related capital expenditures paid in cash and minus dividends, distributions and stock repurchases paid in cash) to consolidated interest expense to be less than 3.00 to 1.00 for any period of four consecutive fiscal quarters.
The Credit Agreement contains customary events of default. Upon the occurrence and during the continuance of an event of default, HSBC may terminate the commitments under the Credit Facility and declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission, or SEC, Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. Although we have not drawn on our Credit Facility, we may do so in the future which may subject us to risks from changing interest rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the nine months ended September 30, 2020, there were no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for fiscal 2019.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The global pandemic of COVID-19 continues to evolve rapidly, and we continue to monitor the situation closely and assess the potential effects on our business; however, the ultimate impact is highly uncertain and subject to change and will depend on a number of future developments, such as the ultimate geographic spread of the disease, the duration and any future recurrences of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential impacts on our business and operations, or those of our business partners and customers, or the global economy as a whole. While the COVID-19 pandemic did not have a significant adverse impact on our results of operations during the nine months ended September 30, 2020, it is possible that the pandemic could adversely affect our revenue growth and financial results for the remainder of 2020 or beyond. Because our solutions are primarily sold on a subscription basis, any such adverse effects may not be fully reflected in our operating results until future periods. Accordingly, the current results and financial condition discussed in this report may not be indicative of our future operating results and trends.
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
We had an accumulated deficit of $163.8 million as of September 30, 2020 due to net losses incurred in periods prior to 2019. Although we achieved net income of $12.7 million and $3.5 million for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively, it is possible that our operating expenses will increase in the future, which could negatively impact our prospects for maintaining profitability in future periods. If we are not able to maintain profitability, the value of our company and our common stock could decline significantly.
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
We will continue to follow developments and work to maintain conforming means of transferring data from Europe, but despite our efforts to address the changes, we may be unsuccessful in establishing conforming means of transferring data from Europe. For example, the European Court of Justice recently invalidated the use of the E.U.-U.S. Privacy Shield, which had enabled the transfer of personal data from the European Union to the United States for companies like us that were self-certified under the Privacy Shield. Alternative data transfer mechanisms, including the Standard Contractual Clauses (SCCs) may still be available while the authorities interpret the decisions and scope of the invalidated Privacy Shield and the alternative permitted data transfer mechanisms. The Standard Contractual Clauses, though approved by the European Commission as a suitable alternative, have faced challenges in European courts, and may be further challenged, suspended or invalidated. At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses, so such developments may require us to implement costly substitutions for the data transfers we undertake in order to perform our services, or prevent such transfers entirely. If we are unable to efficiently process personal data from the European Union, or such transfers are prevented entirely, our ability to acquire customers could be negatively impacted.
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

10.1	*+	Credit Agreement, dated as of August 5, 2020, by and between the Registrant, as Borrower, and HSBC Bank USA, N.A., as Lender.

31.1	*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
+ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
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

CHANNELADVISOR CORPORATION

Date:	November 5, 2020	By:	/s/ Richard F. Cornetta
Richard F. Cornetta
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)