Form 10-K
period 2020-12-31
CHANNELADVISOR CORP
filed 2021-02-11
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____
Commission file number 001-35940
CHANNELADVISOR CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	56-2257867
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3025 Carrington Mill Boulevard Morrisville, NC	27560
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (919) 228-4700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	ECOM	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
    The aggregate market value of ChannelAdvisor Corporation voting and non-voting common equity held by non-affiliates as of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $15.84 as reported on the New York Stock Exchange on that date was $433,184,052.
At February 1, 2021, 29,047,290 shares of ChannelAdvisor Corporation Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. "Business," Part I, Item 1A. "Risk Factors," and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words "may," "might," "will," "could," "would," "should," "expect," "intend," "plan," "objective," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue" and "ongoing," or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:
•the growth of the e-commerce industry and the software-as-a-service, or SaaS, enterprise application software market in general and particularly in our markets;
•the expected growth of gross merchandise value, or GMV, sold on marketplaces and comparison shopping websites and advertising dollars spent on paid search;
•consumer adoption of mobile devices and usage for commerce;
•the growth of social networking and commerce applications;
•sellers' online sales strategies and fulfillment models;
•our growth strategy; and
•our beliefs about our capital expenditure requirements and that our capital resources will be sufficient to meet our anticipated cash requirements through at least the next 12 months.
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

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW
Our mission is to connect and optimize the world's commerce. Our proprietary software-as-a-service, or SaaS, cloud platform helps brands and retailers worldwide improve their online performance by expanding sales channels, connecting with consumers around the world, optimizing their operations for peak performance and providing actionable analytics to improve competitiveness. More specifically, our platform allows our customers to manage their product listings, inventory availability, pricing optimization, search terms, orders and fulfillment, and other critical functions across these channels. Our customers utilize our platform to connect with new and existing sources of demand for their products through hundreds of channels, including Amazon, eBay, Facebook, Google and Walmart. Our brand analytics solution helps leading global brands gain a competitive advantage on their e-commerce channels with actionable insights into how their products are performing across thousands of retailer websites and marketplaces. Our fulfillment solution makes it easier for customers to connect to their supply chain, which could include distributors, manufacturers and third-party logistics providers. We also offer solutions that allow brands to send their web visitors or digital marketing audiences directly to authorized resellers and to gain insight into consumer behavior. Overall, our platform delivers significant breadth, scalability and flexibility and facilitates billions of dollars in e-commerce transactions annually across the globe.
We serve customers across a wide range of industries and geographies. Our customers include the online businesses of brands and retailers, as well as advertising agencies that use our solutions on behalf of their clients.
E-commerce has grown significantly over the last several years, as consumers have increasingly shifted their retail purchases from traditional brick-and-mortar stores to online stores and marketplaces, with accelerated growth in 2020 due to the global novel coronavirus, or COVID-19, pandemic. This growth has been due to a number of factors, including:
•availability and ease of accessing a broader selection of merchandise online;
•consumer convenience and safety, as well as ease of use;
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
OUR MARKET OPPORTUNITY
We believe that the addressable market for our enterprise SaaS solutions is large, growing and under-penetrated, especially with brands customers. Our leading technology helps brands as well as retailers navigate the evolving e-commerce landscape and enables them to integrate, manage and optimize their merchandise sales across these disparate online channels. In addition, we facilitate improved collaboration between brands and their authorized resellers through solutions that deliver high value leads from brands to those resellers. We generate the majority of our revenue from our customers' usage of our SaaS solutions, which are organized into modules. Each module integrates with a particular type of channel, such as third-party marketplaces, digital marketing websites and authorized reseller websites. Using our solutions, customers can:

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
•provide a seamless consumer journey from brand websites and digital marketing campaigns to the e-commerce sites and physical stores of authorized resellers;
•reduce dependence on in-house information technology staff and avoid significant up-front capital expenses; and
•access in real-time the latest product and software upgrades that we regularly release on our SaaS platform to keep up with the rapid pace of change and innovation in the market.
We derive our revenue primarily from subscription fees paid to us by our customers for usage of our platform for a specified contract term, which is usually one year. The majority of our subscription fee is based on the amount of a customer's GMV processed on our platform. Our subscription fee may also be based on the amount of advertising spend processed on our platform. A portion of the GMV-based or advertising spend-based subscription fee is based on a specified minimum amount of GMV or advertising spend that a customer expects to process through our platform. The remaining portion of GMV-based or advertising spend-based fee is typically variable and is based on a specified percentage of GMV or advertising spend processed through our platform that exceeded the customer's specified minimum GMV or advertising spend amount. We believe that our pricing model aligns our interests with those of our customers. We also receive implementation fees, which may include fees for providing launch assistance and training.
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
Several significant trends have contributed to this increasing complexity and fragmentation, including:
•Increase in brands' participation in direct-to-consumer e-commerce. With the rise of Amazon and the struggles of some traditional retail partners, more brands are exploring or participating in direct-to-consumer online sales using their own websites and/or third-party marketplaces. The shift to direct-to-consumer online sales is forcing brands to enhance their logistics and fulfillment capabilities compared to the traditional brick-and-mortar retail model. However, because those traditional retail partners still represent a majority of revenue for brands, many brands desire solutions that allow collaboration with those partners in addition to direct-to-consumer solutions.
•Emergence and growth of online third-party marketplaces.    Third-party marketplaces, which are marketplaces that aggregate many sellers, are an increasingly important driver of growth for a number of large online retailers. Some of these marketplaces, such as Amazon, offer products from their own inventory, known as first-party products, as well as products sold by others, known as third-party products; other marketplaces, such as eBay, offer only third-party products. In addition, several of the largest traditional brick-and-mortar retailers, including Albertsons, Target, Urban Outfitters and Walmart, have incorporated third-party marketplaces into their online storefronts, allowing other brands and retailers to market their products to consumers they might not otherwise reach.
•Mainstream adoption of mobile devices for e-commerce.    Smartphones enable new consumer shopping behaviors, such as in-store barcode scanning to find online promotions, better pricing or alternative products. While benefiting consumers by increasing the transparency and accessibility of e-commerce, the proliferation of mobile devices and mobile commerce requires brands and retailers to build additional device-specific optimization and functionality into their websites, increasing the complexity of managing their online presences.
•Growth of additional online consumer touch points.    As consumers have moved more of their shopping and product discovery online, search engines, social networks and certain comparison shopping sites such as Google Shopping, as well as brand websites, have emerged as key influencers and important points of product research for consumers making purchase decisions.
•Changing e-commerce landscape. In an effort to stay relevant to consumers, the large e-commerce platforms are expanding their offerings. Third-party marketplaces are monetizing their significant online traffic through search advertising, while traditional search engines and social networks are adding marketplace capabilities. The result is that brands and retailers need to have additional skills, tools and competencies to compete in this increasingly complex world.
•Expansion of the global e-commerce ecosystem.    The increasingly global e-commerce ecosystem presents opportunities for brands and retailers to extend their online presence through country- or region-specific marketplaces, such as Alibaba in Asia, Zalando in the European Union and Catch in Australia. Conversely, the growth of marketplaces such as Amazon into new countries is driving selling opportunities for brands and retailers to sell to a broader, global audience.
•Widespread use of social networking and commerce applications.    The rapid growth of social networking and commerce applications provides a valuable channel through which brands and retailers can connect to consumers.
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
•In-house solutions are costly and may be slow to adapt to industry change and innovation.    To maintain pace with the speed of change and innovation of online channels, brands and retailers that rely on in-house capabilities are required to invest in and maintain significant technological infrastructure, human resources and industry relationships. Successful in-house solutions may typically require longer periods of setup time, substantial up-front capital expenditures and significant ongoing maintenance expense.
•Point solutions are limited in functionality and channels supported.    There are numerous narrowly tailored, or point, solutions available for brands and retailers to help them manage single online channels or a single category of channels, but these point solutions often do not address the needs of brands and retailers seeking to manage pricing and inventory across multiple channels through a single, unified platform.
•Solutions provided by the channels are not aligned with customers' broader online goals.    Most online channels offer their own solutions that help brands and retailers connect with their specific channel and provide basic inventory control and data reporting functionality. By their very nature, however, these solutions are not channel independent and cannot help customers coordinate or optimize their online sales across the multiple online avenues available to them. As with point solutions, brands and retailers must work with disparate third-party providers to connect with a broad array of channels, which requires significant time and costs.
•Neither in-house nor point solutions adequately address fulfillment requirements, leading to error-prone processes.    In-house and point solutions tend to focus on point-to-point connectivity from channels to enterprise resource planning, with separate resources focusing on enterprise resource planning to fulfillment. This design leads to a disconnected experience, decreasing speed of fulfillment and increasing risk of product being out of stock. Slower fulfillment and delayed shipments negatively impact customer satisfaction and online sales.

SaaS solutions generally offer customers several distinct advantages over traditional in-house models, known as on-premises solutions, including lower upfront and ongoing costs, faster speed of implementation and less reliance on internal IT staff.
THE CHANNELADVISOR PLATFORM
The ChannelAdvisor platform allows our customers to more easily integrate, manage and optimize their e-commerce operations across the entire consumer journey.
Specifically, our platform allows brands and retailers to:
•Connect to hundreds of global channels including marketplaces, dropship retailers, search and shopping engines, social media, and online storefronts in order to meet consumers where they prefer to discover and shop, without having to separately integrate with each channel.
•Market effectively to consumers on those channels by automating and optimizing processes related to the management of product content, pricing, advertising, competitive analysis and brand protection.
•Sell products to interested consumers on global marketplaces, in web stores, through resellers or, for some brands, by connecting those shoppers directly to authorized retail partners.
•Fulfill orders in a timely manner through integrations to distribution, fulfillment and logistics providers around the globe.
•Optimize e-commerce performance by highlighting channel sales and advertising results along with opportunities for improvement, and enabling brands to monitor their products on reseller sites globally.
We offer our platform customers the choice of self-service accounts or managed-service accounts. Self-service customers operate our software themselves, while managed-service customers generally outsource most or all of the management of one or more channels to our experienced services team, which then provides services, including the operation of our software on the customer's behalf, based on best practices and the customer's instructions.
Our platform is a cloud-based, SaaS solution. We provide a single code base and multi-tenant architecture for our platform customers, which means that all platform customers operate on the same version of our software and that we do not customize our products for individual platform customers. Our platform is highly configurable and designed to ensure that customers have the flexibility needed to implement their business processes. We provide our customers with access to new and existing online channels and new sources of demand for their products, which can ultimately lead to increased revenue for our customers.
We believe our platform offers the following key benefits for our customers:
•Single, fully integrated solution.    Through our SaaS platform, we provide our customers with a single web-based interface as the central location to control, analyze and manage their online sales across hundreds of available channels and multiple geographies. This unified view enables our customers to more cost-effectively manage product listings, inventory availability, pricing optimization, fulfillment, search terms, ad campaigns, data analytics and other critical functions across channels based on the customer's specific rules and performance metrics in order to drive traffic and increase revenue.
•Reduced integration costs, time to market and dependence on in-house resources. Customers can quickly and more easily introduce their products, both to channels on which they already have a presence and to new channels, without the costs related to installing and maintaining their own hardware and software infrastructure. A customer's initial installation and integration of our solutions can often be completed in less than two months, with additional modules generally available without committing significant additional resources to integrate. We manage and host our solutions on behalf of our customers, thereby reducing the customer's cost and dependency on dedicated IT staff or on-premises systems.
•Scalable technology platform. The scalability of our platform allows us to quickly and efficiently support an increasing number of product listings and transactions as we add new customers, integrate new channels and accommodate seasonal surges in consumer demand.
•Security and privacy. Our platform and infrastructure are designed to ensure the security of customer data and consumer data throughout all data storage and processing in compliance with global and local privacy laws.
•Flexibility to adapt and instantaneous access to our most up-to-date capabilities. Channels frequently update their product information requirements, policies, merchandising strategies and integration specifications, requiring their customers to frequently revise their product listings, attributes, business rules and possibly even their overall online business strategies. Without the ability to quickly adapt to these changes, their customers risk suspension or removal from a marketplace and loss of revenue. Through our single code base and multi-tenant architecture, we provide our customers with the latest channel updates through regular product upgrades. When we develop and deploy new features, functions and capabilities, or make changes to keep up with the changing priorities and requirements of each channel, our customers simultaneously benefit from those new capabilities and changes.
•Data and reporting analytics. Through our platform's analytics and reporting capabilities, we provide our customers with insight into channel and product performance. Our dashboards highlight sales trends, top performing products, seller reputation and repricing activity, among other key performance indicators, and alert customers to issues and errors in product listings. These capabilities provide actionable insights that allow customers to evaluate and improve business results on existing or new channels. Additionally, our solution provides brands with insights about online assortment, product coverage gaps, pricing trends, customer reviews, and adherence by their retailers to content guidelines.
OUR PRODUCTS
Platform Solutions
Connect
ChannelAdvisor helps brands and retailers connect to hundreds of global channels
Connecting to global channels involves sophisticated integrations with unique requirements per channel. Our platform includes the following key capabilities to help brands and retailers efficiently manage global sales and advertising channels:
•Integrations.    Our platform is integrated with hundreds of channels, including global marketplaces, search and shopping engines, social media and dropship retailers. Our customers can also create product feeds to custom destinations.
•Product catalog. Our platform allows customers to upload and regularly update their product catalog data with a single inventory feed using a sophisticated user interface, file exchange or application programming interface

(API). Each customer has the flexibility to customize product catalog data attributes for its unique requirements and to vary the format of the data to meet the specific requirements of each channel.
•Product matching. Once the product catalog is loaded, our platform provides features that improve the ability of our customers to successfully list their products on the various channels. Depending on the needs of the particular channel, our platform can pre-validate customer data and formats before transmitting to the channel, reducing errors caused by poor data quality and reducing the time it takes to list products on that channel. On some channels, we employ advanced product-matching algorithms that are designed to accurately place the customer's product catalog within the channel's product classification taxonomy.
Market
ChannelAdvisor helps brands and retailers connect to consumers at exactly the right time
Connecting to consumers involves having the right offer, a competitive price, accurate and descriptive product content, and effective advertising to capture consumer attention. Our platform includes the following key capabilities to help brands and retailers connect with consumers when they are ready to buy:
•Product content management and optimization. Our platform includes sophisticated tools and product listing templates for automating and optimizing product data for each channel. Brands and retailers can utilize these tools to customize product listing descriptions across various channels using product attributes. These features allow customers to automatically advertise and offer millions of products on multiple channels while ensuring accuracy of product content, availability and price at the individual product level. Our platform also allows brands to produce custom spreadsheets to provide product data to retailers that do not support an automated approach.
•Pricing automation. Our platform provides customers the ability to dynamically price their products across some of our available channels in alignment with margin goals. Our sophisticated pricing algorithms take into account the channel, competitive environment, margin thresholds, historical product sales, and sales velocity. Using our solution, customers avoid the manual effort of monitoring the competition and changing prices, while preserving the ability to remain price competitive. Algorithmic repricing uses predictive analytics and machine learning that may help our customers increase sales while maximizing margin.
•Advertising management. Our platform provides customers the ability to create, manage and evaluate advertising using a variety of ad formats across multiple channels, including search engines, social networks, marketplaces and retailers. Our unified platform enables our customers to manage advertising across a large number of channels more efficiently and use learnings from one channel to inform decisions on other channels. Campaign optimization features such as bid management and keyword harvesting can help drive ad spend efficiency.
•Digital shelf analytics. Our platform enables global multi-channel brands to manage online distribution, grow sales and protect their brand reputation. Brand Analytics solutions help brands monitor product assortment and availability on retail channels, understand pricing dynamics, identify areas for search performance improvement on the digital shelf, and ensure that the brand looks its best through the use of approved product content and responses to critical customer reviews.
Sell
ChannelAdvisor helps brands connect shoppers to more buying options

Interested consumers are more likely to buy when the path to purchase is easy. To meet this need, brands and retailers require accurate product content, availability status and prices across their selling channels. Further, consumers researching a brand's products or seeing brand advertising may not always be aware of where those products are in-stock at that moment for purchase. Our platform helps create an easier path to purchase for interested consumers through the following capabilities:
•Inventory quantity and listing management. Our platform provides features that allow brands and retailers to list products on multiple channels while mitigating the risk of overselling. These features include the ability to allocate inventory across channels, set buffer quantities to avoid overselling and receive automatic updates based on changes to inventory. The platform supports regular updates to product listings to ensure that consumers have the most accurate product information, including availability and price.
•Shoppable Media solutions for brand sites. Our platform allows brands to host a dynamically updated widget on their product pages that presents consumers with online retailers that have products in-stock and that links directly to product pages or shopping carts on those retail sites. Similarly, the widget can present consumers with local offline stores close to the consumer that carry the brand's products. This creates a seamless path to purchase for the consumer, improves brand relationships with retailers, and provides brands with consumer insights.
•Shoppable Media solutions for digital campaigns. Our platform allows brands to create a one-click path to purchase from digital marketing and social campaigns, allowing for retail partners to be included in promotions while eliminating out-of-stock dead-ends by dynamically linking to in-stock retailers and product variations. Our platform also supports the creation of interstitials that enable consumers to choose preferred retailers after clicking on the digital campaign.
Fulfill
ChannelAdvisor helps brands and retailers connect orders to satisfied customers
After placing an online order, customers expect quick, reliable, and inexpensive or free shipping. Our platform includes the following key capabilities to help brands and retailers efficiently manage fulfillment operations:
•Order management automation. Our platform consolidates marketplace, online storefront and dropship retail orders into a consolidated, customizable view, where they can be tagged, managed and exported in a variety of formats. Customers can manage delivery status, dates and tracking numbers.
•Shipping management. Our platform integrates with a wide range of fulfillment options to enable maximum flexibility and resiliency for our customers. For customers that fulfill from their own warehouses, our platform provides shipping management functionality, including shipping label generation, connections to leading carriers and integrations with leading shipping management solutions. Our platform also supports Fulfillment by Amazon), Zalando Fulfillment Services, and integrations with leading third-party logistics providers, supporting features such as synchronization of product availability, the generation and distribution of custom purchase orders and simplification of order status management.
•Dropship fulfillment. We provide advanced support for dropshipping to help ease common challenges. Our platform allows for the easy mapping of product catalogs to those of channel partners, helps avoid overselling through integrated inventory quantity management, incorporates intelligent order routing to find the best distributor based on availability, cost and shipping speed and enables the management of tracking updates.
•Custom fulfillment connections. We can provide support for brands that are expanding or looking to more efficiently manage existing fulfillment capabilities by building, managing and monitoring connections to distribution points within the fulfillment network.
Our fulfillment capabilities are enhanced by strategic partnerships with leading players in logistics and fulfillment, including DHL, FedEx, Pitney Bowes, ShipStation and UPS.
Optimize
ChannelAdvisor helps brands and retailers connect insights to actions
•Direct-to-consumer channel performance. For brands and retailers, our dashboards highlight sales trends, top performing products, seller reputation, repricing activity and buy box attainment, among other key performance indicators. The dashboards also alert customers to issues or errors, such as data that is in a form inconsistent with the requirements of a particular channel. These capabilities provide actionable, cross-channel insights that allow customers to quickly revise their business rules, listings and ads with the goal of improving sales and profitability.
•Channel management. Our brand analytics solution allows global multi-channel brands to monitor brand reputation and market trends across their online distribution partners. Our customers use the solution to address issues with product availability, pricing and content; understand how their products appear on the digital shelf in search results; assess customer sentiment and respond quickly to negative customer reviews.
Platform Modules
While our platform allows our customers to more easily integrate, manage and optimize their online sales across the entire consumer journey, our customers will often enter a relationship with us focused on one aspect of that journey. To that end, we offer our solutions as a series of modules, including:
•Marketplaces. Our Marketplaces module connects customers to over 100 third-party marketplaces across the globe, including Amazon, eBay, Google, Newegg, Overstock.com, Target, TradeMe, Walmart and Zalando. It also allows for the connection of web stores from Shopify, BigCommerce and Magento. In addition, our platform allows our customers to compete more effectively through access to advertising programs, fulfillment services and other advanced features on major marketplaces.
•First-party Dropship. Our First-Party Dropship module allows brands and distributors to manage purchase orders, shipment notifications, stock quantities and invoices for multiple retail dropship partners.
•Digital Marketing. Our Digital Marketing module enables customers to advertise on comparison shopping websites such as Google Shopping, search engines such as Google and Microsoft's Bing, and social commerce sites such as Facebook, Instagram and Pinterest. It also supports advertising programs on some marketplaces such as Amazon, eBay and Walmart. In addition, the Digital Marketing module allows customers to generate and send customized product data feeds to their channel partners, including affiliate networks, retargeting vendors, personalization vendors and product review platforms.
•Shoppable Media. Our Shoppable Media module allows brands to provide their web visitors or digital campaign audiences with an easy path to purchase using dynamic links to the product pages or carts of retailers with the products in-stock. The solution improves the consumer experience and helps brands gain a better understanding of consumer behavior through detailed data about the flow of traffic between the brand and retailer.
•Brand Analytics. Our Brand Analytics module helps leading global brands gain a competitive advantage on their e-commerce channels with actionable insights into how their products are performing across thousands of retailer websites and marketplaces.
Developer Ecosystem
We offer third-party developers of complementary e-commerce solutions access to our platform through APIs. These APIs enable third-party developers to build connections to our platform that meet their specific needs without requiring us to offer customized software code. We currently provide APIs to hundreds of third-party developers who have integrated their solutions with ours. For example, our API integrates our platform with business software provided by NetSuite, a provider of SaaS enterprise resource planning, customer relationship management and e-commerce solutions, to further streamline our joint customers' e-commerce operations.
KEY STRATEGIC OBJECTIVES AFFECTING OUR FUTURE FINANCIAL PERFORMANCE
Given the rapidly evolving e-commerce landscape and increased demand for our proprietary SaaS cloud platform, particularly driven by the effects of the COVID-19 pandemic on consumer shopping habits, we achieved substantial growth in revenue, especially from our brands customers, as well as adjusted EBITDA and cash flow. We intend to continue to make strategic investments focused on driving revenue growth, maintaining strong margin performance, and building shareholder value. We expect our financial performance in the future to be driven by our ability to:
•Increase penetration and expansion opportunities with new and existing brands customers;
•Maintain an appropriate number of sales representatives to address the increased demand for our platform;
•Enhance our services organization with investments in people and technology to better serve our customers;
•Expand the number of marketplaces we integrate with, in addition to Amazon, eBay and Walmart, to further enhance transaction volume from marketplaces; and
•Execute on strategic investments in product innovation targeted to expand and optimize our platform and drive new revenue streams.
OUR CUSTOMERS
During the year ended December 31, 2020, no single customer accounted for more than 1.6% of our total revenue. Increased penetration with brands customers is a key strategic priority for our company. Consequently, we have seen an increasing proportion of our customer base and revenues come from brands customers as more brands seek to directly manage the advertising and selling of their products online. We generally categorize a customer as a brand if it primarily focuses on selling its own proprietary products. For the year ended December 31, 2020, brands customers represented approximately 33% of our total revenue compared to approximately 30% for year ended December 31, 2019. We believe this is a positive trend and continue to focus our efforts on serving this important customer group. Our goal is to generate at least half of our revenues from brands by the end of 2022.

Our revenue fluctuates as a result of seasonal variations in our business, principally due to the peak consumer demand and related increased volume of our customers' GMV during the year-end holiday season. As a result, we have historically had higher revenue in our fourth quarter than other quarters due to increased GMV processed through our platform, resulting in higher variable fees. Beginning in the second quarter and continuing through the end of 2020, we saw an increase in GMV processed through our platform, which does not follow the typical seasonal variations in our business, and resulted in higher than normal variable revenue throughout most of 2020. We believe this increase was primarily a result of the effect COVID-19 had on consumer shopping habits and dependency on e-commerce.
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
RESEARCH AND DEVELOPMENT
Our research and development efforts are focused on enhancing the architecture of our technology platform, creating additional functionality for our customers, enhancing our external developer APIs and maintaining and extending the various points of integration we have to the online channels we support. We recorded research and development costs of $19.0 million, $19.2 million and $22.4 million during the years ended December 31, 2020, 2019 and 2018, respectively. The decrease in research and development costs in recent years is due to shifting certain research and development to lower cost office locations, which did not impact our product innovation.
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
Data privacy and security.    Data privacy and security with respect to the collection of personally identifiable information continues to be a focus of worldwide legislation and compliance review. Examples include statutes adopted by states that require online services to report breaches of the security of personal information, and to report to customers when their personal information might be disclosed to direct marketers. In addition, the California Consumer Privacy Act, or the CCPA, went into effect on January 1, 2020 and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt out of certain sales of personal information. A new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters November 3, 2020. The CPRA will create additional obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Aspects of the CCPA and the CPRA, and their interpretation and enforcement, remain uncertain.
In Europe, the General Data Protection Regulation, or GDPR, went into effect in May 2018 with the intent of unifying data protection within the European Union under a single law, which may result in significantly greater compliance burdens and costs for companies with customers and operations in the European Union. The GDPR introduced a number of privacy-related changes for companies operating in the European Union, including greater control for data subjects (e.g., the "right to be forgotten"), increased data portability for European Union consumers, data breach notification requirements and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the non-compliant company, whichever is greater, could be imposed for violations of certain of the GDPR's requirements. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the European Union. These laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. As part of our GDPR compliance, we maintain an active registration with the E.U.-U.S. Privacy Shield, which was approved by the European Commission on July 8, 2016 as a mechanism to comply with data protection requirements when transferring personal data from the European Union to the United States. However, the European Court of Justice recently invalidated the use of the E.U.-U.S. Privacy Shield, which had enabled the transfer of personal data from the European Union to the United States for companies like us that were self-certified under the Privacy Shield. Alternative data transfer mechanisms, including the Standard Contractual Clauses may still be available while the authorities interpret the decisions and scope of the invalidated Privacy Shield and the alternative permitted data transfer mechanisms. The Standard Contractual Clauses, though approved by the European Commission as a suitable alternative, have faced challenges in European courts, and may be further challenged, suspended or invalidated. At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses, so such developments may require us to implement costly substitutions for the data transfers we undertake in order to perform our services, or prevent such transfers entirely.
Further, the United Kingdom's vote in favor of exiting the European Union, referred to as Brexit, and ongoing developments in the United Kingdom have created uncertainty with regard to data protection regulation in the United Kingdom. Following the United Kingdom's withdrawal from the European Union on January 31, 2020, pursuant to the transitional arrangements agreed to between the United Kingdom and European Union, the GDPR continued to have effect in law in the United Kingdom, and continued to do so until December 31, 2020 as if the United Kingdom remained a Member State of the European Union for such purposes. Following December 31, 2020, and the expiry of those transitional arrangements, the data protection obligations of the GDPR continue to apply to United Kingdom related to processing of personal data in substantially unvaried form and fashion under the UK GDPR. However, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA. Furthermore, the relationship between the United Kingdom and the EEA in relation to certain aspects of data protection law remains unclear. For example, it is still unclear whether transfers of data from the EEA to the United Kingdom will take place on the basis of an adequacy decision or whether we will need to implement appropriate safeguards as required by the GDPR. For the meantime, under the post-Brexit Trade and Cooperation Agreement, or the Trade and Cooperation Agreement, between the European Union and the United Kingdom, it has been agreed that transfers of personal data to the United Kingdom from European Union Member States will not be treated as "restricted transfers" to a non-EEA country for a period of up to six months from January 1, 2021. This will also apply to transfers to the United Kingdom from EEA Member States, assuming those Member States accede to the relevant provision of the Trade and Cooperation Agreement. Although the current maximum duration of the extended adequacy assessment period is six months it may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the United Kingdom, or the United Kingdom amends the UK GDPR and/or makes certain changes regarding data transfers under the UK GDPR/ Data Protection Act 2018 without the consent of the European Union (unless those amendments or decisions are made simply to keep relevant United Kingdom laws aligned with the European Union's data protection regime). Unless the European Commission adopts an adequacy decision in respect of the United Kingdom prior to the expiry of the extended adequacy assessment period, from that point onwards the United Kingdom will be an 'inadequate third country' under the GDPR and transfers of data from the EEA to the United Kingdom will require a 'transfer mechanism,' such as the standard contractual clauses. Additionally, as noted above, the United Kingdom has transposed the GDPR into United Kingdom domestic law by way of the UK GDPR with effect from in January 2021, which could expose us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations.
We will continue to follow developments and work to maintain conforming means of transferring data from Europe, but despite our efforts to address continuing changes, we may be unsuccessful in establishing conforming means of transferring data from Europe.
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
In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues that could affect our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in customers and revenue. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before prospective buyers can interact with our customers. For example, we have had to work with our customers to comply with the Privacy and Electronic Communications (EC Directive) (Amendment) Regulations 2011 instituted by the United Kingdom, commonly referred to as the UK Cookie Law, which was designed to protect computer users from technologies identifying their computers and specified activities conducted on those computers without the users' consent. We use tracking technology to track purchases from our customers through our platform, in order to calculate variable fees owed by our customers, among other things. Prohibiting or inhibiting such tracking could make it difficult or impossible to monitor our variable fees. The interpretation and implementation of processes to comply with the UK Cookie Law continues to evolve, and we cannot predict how any new laws will apply to us or our business. Similar "do not track" legislative proposals have been considered in the United States at the federal level, although none have been enacted to date. If enacted, such legislative proposals could prohibit or restrict the use of certain technologies, including tracking technology.
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

EMPLOYEES
As of December 31, 2020, we had 725 employees, most of whom are located in the United States. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights. We consider our relationship with our employees to be good.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our equity incentive plans are to attract, retain and reward high performing employees through the granting of equity-based compensation awards in order to increase shareholder value and the success of our company by motivating employees to perform to the best of their abilities and achieve our company objectives.
In response to recent external events, ChannelAdvisor has formed a Diversity, Equity and Inclusion (DE&I) task force tasked with five key DE&I objectives for the company: driving awareness, accelerating opportunity, improving access, advocacy, and accountability. We are proud of our long history of inclusion and our merit-based culture, but also believe there is more work to do to promote DE&I internally and externally.
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

RISK FACTOR SUMMARY
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
Among these important risks are the following:
•Global economic conditions, including those resulting from the COVID-19 pandemic, could materially adversely affect demand for our solutions and our financial performance.
•A significant portion of our revenue is attributable to sales by our customers on the Amazon and eBay marketplaces and through advertisements on Google. Our inability to continue to integrate our solutions with these channels would make our solutions less appealing to existing and potential new customers and could significantly reduce our revenue.
•We rely in part on a pricing model under which a variable portion of the fees we receive from customers is based upon the amount of GMV or advertising spend that those customers process through our platform, and any change in the attractiveness of that model or any decline in our customers' sales could adversely affect our financial results.
•We may not be able to respond to rapid changes in channel technologies or requirements, which could cause us to lose revenue and make it more difficult to maintain profitability.
•If we are unable to retain our existing customers, our revenue and results of operations could be adversely affected.
•As more of our sales efforts are targeted at brands and larger customers, our sales cycle may become more time-consuming and expensive, and we may encounter pricing pressure, which could harm our business and operating results.
•We may not be able to compete successfully against current and future competitors. If we do not compete successfully, we could experience lower sales volumes and pricing pressure, which could cause us to lose revenues, impair our ability to pursue our growth strategy and compromise our ability to maintain profitability.
•If the e-commerce industry consolidates around a limited number of online channels, or if the complexities and challenges faced by brands and retailers seeking to sell online otherwise diminish, demand for our solutions could decline.
•Our growth depends in part on the success of our strategic relationships with third parties.
•If we pursue opportunistic acquisitions or investments they may be unsuccessful and/or divert our management's attention and consume significant resources.
•Errors, defects or failures in our software, or human error, could cause our solutions to oversell our customers' inventory or misprice their offerings or could cause other errors, which would hurt our reputation and reduce customer demand.
•If the use of "cookie" tracking technologies is restricted, regulated or otherwise blocked, or if changes in our industry cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of GMV processed on our platform, and our related revenue, could decrease.
•We rely on non-redundant data centers and cloud computing providers to deliver our SaaS solutions. Any disruption of service from these providers could harm our business.
•Our quarterly operating results have fluctuated in the past and may do so in the future, which could cause our stock price to decline.
•Evolving domestic and international data privacy regulations may restrict our ability, and that of our customers, to solicit, collect, process, disclose and use personal information or may increase the costs of doing so, which could harm our business.
•Cybersecurity incidents could harm our business and negatively impact our financial results.
•Activities of our customers or the content of their websites could subject us to liability.

RISKS RELATED TO OUR BUSINESS
Global economic conditions, including those resulting from the COVID-19 pandemic, could materially adversely affect demand for our solutions and our financial performance.
Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions, including the ongoing global disruption due to the COVID-19 pandemic, and any subsequent outbreaks of COVID-19 or other infectious diseases, could negatively affect our ability to generate sales of our solutions. For example, customers may be unwilling to enter into or renew contracts with us as a result of reduced demand for their own products or their own economic uncertainty. In addition, tighter credit policies, increased unemployment rates, negative financial news or declines in income or asset values and other macroeconomic factors, or the perception that any of these may occur, could have a material negative effect on our customers' demand for our solutions and, accordingly, on our business, results of operations and financial condition. In addition, a prolonged recession or market correction resulting from the COVID-19 pandemic could decrease technology spending, adversely affecting demand for our solutions, or could lead customers to renegotiate contracts and seek pricing concessions or terminate their contracts, which could negatively impact our revenues and the value of our common stock.
The global pandemic of COVID-19 continues to evolve rapidly, and we continue to monitor the situation closely and assess the potential effects on our business; however, the ultimate impact is highly uncertain and subject to change and will depend on a number of future developments, such as the ultimate geographic spread of the disease, the duration and any future recurrences of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements, vaccine deployment and business closures in the United States and other countries to prevent, contain and treat the disease. Accordingly, we do not yet know the full extent of potential impacts on our business and operations, or those of our business partners and customers, or the global economy as a whole. While the COVID-19 pandemic did not have a significant adverse impact on our results of operations during the year ended December 31, 2020, it is possible that the pandemic could adversely affect our revenue growth and financial results for 2021 or beyond. Because our solutions are primarily sold on a subscription basis, any such adverse effects may not be fully reflected in our operating results until future periods. Accordingly, the current results and financial condition discussed in this report may not be indicative of our future operating results and trends.
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
A substantial majority of the GMV that our customers process through our platform is derived from merchandise sold on the Amazon and eBay marketplaces or advertised on Google, and a similar portion of our variable fees is attributable to sales by our customers through these channels. These channels, and the other channels with which our solutions are integrated, have no obligation to do business with us or to allow us access to their systems, and they may decide at any time and for any reason to significantly curtail or inhibit our ability to integrate our solutions with their channels. Additionally, Amazon, eBay or Google may make significant changes to their respective business models, policies, systems, plans or ownership, and those changes could impair or inhibit our customers' ability to use our solutions to sell their products on those channels, or may adversely affect the volume of GMV that our customers can sell on those channels or reduce the desirability of selling on those channels. Further, Amazon, eBay or Google could decide to compete with us more vigorously. Any of these results could cause our customers to reevaluate the value of our products and services and potentially terminate their relationships with us and significantly reduce our revenue.

We rely in part on a pricing model under which a variable portion of the fees we receive from customers is based upon the amount of GMV or advertising spend that those customers process through our platform, and any change in the attractiveness of that model or any decline in our customers' sales could adversely affect our financial results.
We have adopted a pricing model under which a portion of the fees we receive from most of our customers is variable, based on the amount of our customers' GMV or advertising spend processed through our platform that exceeds a specified amount established by contract, which we refer to as variable fees. Most of our customer contracts include this variable fee component. If sales or advertising spend by our customers processed through our platform were to decline, or if more of our customers require pricing terms that do not provide for any variability based on their GMV or advertising spend processed through our platform, our revenue and margins could decline.
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
We sell our solutions pursuant to contractual arrangements that generally have one-year terms. Therefore, our revenue growth depends to a significant degree upon subscription renewals. Our customers have no obligation to renew their subscriptions after the subscription term expires, and these subscriptions may not be renewed or, if renewed, may not be renewed on the same or more favorable terms for us. We may not be able to accurately predict future trends in customer renewals, and our customers' renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our solutions, the cost of our solutions, the cost of solutions offered by our competitors and reductions in our customers' spending levels. Economic conditions resulting from the COVID-19 pandemic could also affect our customers' decisions on whether or not to renew their subscriptions with us. If our customers do not renew their subscriptions, renew on less favorable terms or for fewer modules, or do not purchase additional modules, our revenue may grow more slowly than expected or decline, and our ability to maintain profitability may be compromised.
As more of our sales efforts are targeted at brands and larger customers, our sales cycle may become more time-consuming and expensive, and we may encounter pricing pressure, which could harm our business and operating results.
The cost and length of our sales cycle varies by customer. As we target more of our sales efforts at selling to brands and larger customers, we may face greater costs, longer sales cycles and less predictability in completing some of our sales. These types of sales often require us to provide greater levels of education regarding our solutions. In addition, brands and larger customers may demand more training and other professional services. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting sales and professional services resources to a smaller number of larger transactions.
We may not be able to compete successfully against current and future competitors. If we do not compete successfully, we could experience lower sales volumes and pricing pressure, which could cause us to lose revenues, impair our ability to pursue our growth strategy and compromise our ability to maintain profitability.
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
•litigation associated with activities of acquired businesses, including claims from terminated employees, customers, former stockholders or other third parties;
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
Complex software applications such as ours may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite our testing and testing by our customers, our current and future products may contain defects. Our customers rely on our solutions to automate the allocation of their inventory simultaneously across multiple online channels, as well as to ensure that their sales comply with the policies of each channel and sometimes to dynamically determine product pricing at any given moment. Some customers subscribe to our solutions on a managed-service basis, in which case our personnel operate our solutions on behalf of the customer. In the event that our solutions do not function properly, or if there is human error on the part of our service staff, errors could occur, including that our customers might inadvertently sell more inventory than they actually have in stock, make sales that violate channel policies or underprice or overprice their offerings. Overselling their inventory could force our customers to cancel orders at rates that violate channel policies. Underpricing would result in lost revenue to our customers and overpricing could result in lost sales. In addition, our pricing policies with our customers are largely based upon our customers' expectations of the levels of their GMV that will be processed through our platform over the term of their agreement with us, and errors in our software or human error could cause transactions to be incorrectly processed that would cause GMV to exceed contractually agreed-upon thresholds, triggering imposition of variable fees on our customers, in which case our variable fee-based revenue could be overstated. Any of these results or other errors could reduce demand for our solutions and hurt our business reputation. Customers could also seek recourse against us in these cases and, while our contractual arrangements with customers typically provide that we are not liable for damages such as these, it is possible that these provisions would not be sufficient to protect us.
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
Our operating results have historically fluctuated due to changes in our business, and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our quarterly operating results include, but are not limited to, the following:
•the potential and evolving impact of the COVID-19 pandemic on our business and that of our customers;
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
The laws in this area are complex and developing rapidly. In the United States, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. Further, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020 and has been dubbed the first "GDPR-like" law in the United States (referring to the EU's General Data Protection Regulation, described below). The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA will create additional obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Aspects of the CCPA and the CPRA, and their interpretation and enforcement, remain uncertain. We cannot fully predict the impact of the CCPA or the CPRA on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws.
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
Further, the United Kingdom's vote in favor of exiting the European Union, often referred to as Brexit, and ongoing developments in the United Kingdom have created uncertainty with regard to data protection regulation in the United Kingdom. Following the United Kingdom's withdrawal from the European Union on January 31, 2020, pursuant to the transitional arrangements agreed to between the United Kingdom and European Union, the GDPR continued to have effect in law in the United Kingdom, and continued to do so until December 31, 2020 as if the United Kingdom remained a Member State of the European Union for such purposes. Following December 31, 2020, and the expiry of those transitional arrangements, the data protection obligations of the GDPR continue to apply to United Kingdom related to processing of personal data in substantially unvaried form and fashion under the UK GDPR. However, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA. Furthermore, the relationship between the United Kingdom and the EEA in relation to certain aspects of data protection law remains unclear. For example, it is still unclear whether transfers of data from the EEA to the United Kingdom will take place on the basis of an adequacy decision or whether we will need to implement appropriate safeguards as required by the GDPR. For the meantime, under the post-Brexit Trade and Cooperation Agreement, or the Trade and Cooperation Agreement, between the European Union and the United Kingdom, it has been agreed that transfers of personal data to the United Kingdom from European Union Member States will not be treated as "restricted transfers" to a non-EEA country for a period of up to six months from January 1, 2021. This will also apply to transfers to the United Kingdom from EEA Member States, assuming those Member States accede to the relevant provision of the Trade and Cooperation Agreement. Although the current maximum duration of the extended adequacy assessment period is six months it may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the United Kingdom, or the United Kingdom amends the UK GDPR and/or makes certain changes regarding data transfers under the UK GDPR/ Data Protection Act 2018 without the consent of the European Union (unless those amendments or decisions are made simply to keep relevant United Kingdom laws aligned with the European Union's data protection regime). Unless the European Commission adopts an adequacy decision in respect of the United Kingdom prior to the expiry of the extended adequacy assessment period, from that point onwards the United Kingdom will be an 'inadequate third country' under the GDPR and transfers of data from the EEA to the United Kingdom will require a 'transfer mechanism,' such as the standard contractual clauses. Additionally, as noted above, the United Kingdom has transposed the GDPR into United Kingdom domestic law by way of the UK GDPR with effect from in January 2021, which could expose us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations.
We will continue to follow developments and work to maintain conforming means of transferring data from Europe, but despite our efforts to address the changes, we may be unsuccessful in establishing conforming means of transferring data from Europe. For example, the European Court of Justice recently invalidated the use of the E.U.-U.S. Privacy Shield, which had enabled the transfer of personal data from the European Union to the United States for companies like us that were self-certified under the Privacy Shield. Alternative data transfer mechanisms, including the Standard Contractual Clauses may still be available while the authorities interpret the decisions and scope of the invalidated Privacy Shield and the alternative permitted data transfer mechanisms. The Standard Contractual Clauses, though approved by the European Commission as a suitable alternative, have faced challenges in European courts, and may be further challenged, suspended or invalidated. At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses, so such developments may require us to implement costly substitutions for the data transfers we undertake in order to perform our services, or prevent such transfers entirely. If we are unable to efficiently process personal data from the European Union, or such transfers are prevented entirely, our ability to acquire customers could be negatively impacted.

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
Our customers are brands and retailers that typically realize a significant portion of their online sales in the fourth quarter of each year during the holiday season. As a result of this seasonal variation, our revenue fluctuates, with the variable portion of our fees being higher in the fourth quarter than in other quarters and with revenue generally declining in the first quarter sequentially from the fourth quarter. Our business is therefore not necessarily comparable on a sequential quarter-over-quarter basis and you should not rely solely on quarterly comparisons to analyze our growth.
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
State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our platform in various jurisdictions is unclear. Further, these jurisdictions' rules regarding tax nexus are complex and vary significantly. In 2018, the U.S. Supreme Court reversed its prior decision that prohibited states from requiring online retailers without a physical presence to collect and remit sales tax. In its decision, the Supreme Court upheld a South Dakota statute that imposed a sales tax collection obligation on remote sellers with sales exceeding specified thresholds. In addition, it is possible that one or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies like us that facilitate e-commerce, even though we are not an online retailer. This is a rapidly evolving area and we cannot predict what legislative or enforcement action might be taken by the states of the federal government or foreign countries.
As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. We do not currently have any ongoing sales tax audits, though any successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales. The imposition of a tax collection, reporting or record-keeping obligation in a jurisdiction where we do not currently have such an obligation could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results.
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
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2020, we had $110.3 million of U.S. federal and $136.5 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2026 for federal and 2021 for state tax purposes. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under legislative changes made in December 2017, as modified by federal tax law changes enacted in March 2020, U.S. federal net operating losses incurred in tax years beginning after December 31, 2017 and in future years may be carried forward indefinitely, but, for tax years beginning after December 31, 2020, the deductibility of such net operating losses is limited. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have completed a Section 382 review and have determined that, excluding a de minimis amount of acquired net operating losses, none of the operating losses will expire solely due to Section 382 limitation(s). However, we may experience ownership changes in the future as a result of future shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations.
We recorded a valuation allowance against all of our U.S. federal and state deferred tax assets as of December 31, 2020. We intend to continue maintaining a full valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that in the foreseeable future, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are still unknown and will be based on a number of factors, including the level of profitability that we are able to actually achieve.
We have incurred significant net losses since inception, and even though we achieved net income for the most recent and prior year periods, it is possible that our operating expenses will increase in the future and impact our level of profitability.
We had an accumulated deficit of $157.7 million as of December 31, 2020 due to net losses incurred in periods prior to 2019. Although we achieved net income of $18.8 million and $3.5 million for the years ended December 31, 2020 and 2019, respectively, it is possible that our operating expenses will increase in the future, which could negatively impact our prospects for maintaining profitability in future periods. If we are not able to maintain profitability, the value of our company and our common stock could decline significantly.
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
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock from December 31, 2015 through December 31, 2020, with the comparative cumulative total return of such amount on (i) the Dow Jones Industrial Average Total Return and (ii) the Nasdaq Computer Index over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of Cumulative Total Return Through December 31, 2020
Assumes Initial Investment of $100 and Reinvestment of Dividends
$400
$300
$200
$100
$0
12/31/15
6/30/16
12/31/16
6/30/17
12/31/17
6/30/18
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
ChannelAdvisor Corp.
Dow Jones Industrial Average Total Return
NASDAQ Computer Index

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
STOCKHOLDERS
As of February 1, 2021, there were 60 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
RECENT SALES OF UNREGISTERED SECURITIES
None.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PARTIES
None.
ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

EXECUTIVE OVERVIEW

FINANCIAL HIGHLIGHTS
•Total revenue of $145.1 million for the year ended December 31, 2020 increased 11.6% from the prior year;
•Revenue was comprised of 73.9% subscription revenue and 26.1% variable revenue for the year ended December 31, 2020 compared with 79.6% subscription revenue and 20.4% variable revenue for the prior year;
•Revenue from our brands customers represented 33.1% of total revenue for the year ended December 31, 2020, up from 29.6% for the prior year;
•Revenue derived from customers located outside of the United States as a percentage of total revenue was 25.2% for the year ended December 31, 2020 compared with 25.3% for the prior year;
•Gross margin of 79.1% for the year ended December 31, 2020 improved by 140 basis points compared with gross margin of 77.7% for the prior year;
•Operating margin of 13.2% for the year ended December 31, 2020 improved 1,030 basis points compared with operating margin of 2.9% for the prior year;
•Net income was $18.8 million for the year ended December 31, 2020 compared with $3.5 million for the prior year;
•Adjusted EBITDA, a non-GAAP measure, of $36.3 million for the year ended December 31, 2020 increased 80.0% compared with adjusted EBITDA of $20.2 million for the prior year;
•Cash and cash equivalents were $71.5 million at December 31, 2020 compared with $51.8 million at December 31, 2019;
•Operating cash flow was $34.3 million for the year ended December 31, 2020 compared with $13.0 million for the prior year; and
•Free cash flow, a non-GAAP measure, was $29.6 million for the year ended December 31, 2020 compared with $9.3 million for the prior year.
EFFECTS OF COVID-19 ON OUR BUSINESS

In late February 2020, in response to the rapidly-evolving COVID-19 pandemic, we activated our business continuity program led by our business continuity team, to help us manage the situation. In early March, we implemented a COVID-19 work-from-home policy for our various global offices. The transition to a COVID-19 work-from-home model went smoothly because our employees already had the equipment necessary to do their jobs remotely (including laptops and video conferencing systems), our back-office systems were already cloud-based, and because our interactions with customers, prospects, and business partners do not require in-person interaction. Accordingly, our business has not been dependent on our physical office locations nor on travel. We have conducted surveys of our employees and the vast majority have responded that they felt as (or more) productive working remotely and that they had what they needed to do their jobs. We believe we will be able to continue to operate effectively under this model for the foreseeable future.

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

COVID-19 presents our business with both opportunities and risks. Our business has been positively affected by a substantial increase in e-commerce volumes, which drove an increase in GMV and variable revenue compared to the prior years. How long, and to what extent, this level of higher GMV can continue is very difficult to forecast. We believe that the heightened GMV levels we have seen are likely to dissipate somewhat over time as retail stores reopen and stay-at-home orders ease, but we also believe it is possible that some level of increased e-commerce may become permanent as customers become more regular online shoppers.

Lastly, we cannot ignore that tens of millions of people around the world have lost their jobs due to COVID-19 and that the global economy has experienced, and may continue to experience, economic distress. Governments around the world, including the U.S. Federal government and European Union, have enacted historic fiscal and monetary stimulus programs in an effort to mitigate the economic impact of COVID-19, and we believe these programs have helped support consumer spending. Whether and when, and to what extent, future stimulus programs are enacted is difficult to predict. Therefore, the risk of continued global economic distress remains high and may impact consumer demand and, hence, e-commerce volumes. How long this economic climate lasts, and whether or not the impact on consumer demand is more than offset by the shift to online shopping that we have seen since March 2020 is not knowable at this point.

For all of these reasons, it has remained difficult to forecast our revenue and profitability for future periods, especially as continued outbreaks of COVID-19 could disrupt our operations and/or those of our customers. However, we believe we currently have sufficient liquidity and that our business model, which is substantially based on subscription revenues, positions us to continue to manage through the challenges presented by COVID-19.
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
•Product Offering Expansion. As online shopping evolves, we continue to expand our product offerings to reflect the needs of companies seeking to attract consumers. We continue to enhance our product offerings by increasing online shopping channel integrations, including marketplace and first-party retail programs, and providing capabilities that allow brands and retailers to be more competitive. This includes support for advertising, advanced algorithmic repricing, machine learning-based demand forecasting, improving our analytics capabilities, most recently with our acquisition of Blueboard, a private limited company organized under the laws of France, or BlueBoard, fulfillment features and user experience.
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
•Focus on Employees. We strive to provide competitive compensation and benefits programs to help attract and retain employees who are focused on facilitating the success of our customers. We implemented a COVID-19 global work-from-home policy beginning in March 2020 to help protect our employees and support our communities' efforts to slow the transmission of COVID-19. This transition went smoothly, as our workforce is globally distributed and employees have the equipment they need to work from home, including global video communications systems. We are not substantially dependent on our physical office locations or travel for our business operations. In response to recent external events, we formed a Diversity, Equity and Inclusion (DE&I) task force tasked with five key DE&I objectives for the company: driving awareness, accelerating opportunity, improving access, advocacy, and accountability. We are proud of our long history of inclusion and our merit-based culture, but also believe there is more work to do to promote DE&I internally and externally. We conduct periodic surveys to assess employee engagement and our surveys reflect a high level of employee engagement.
•Seasonality. Our revenue fluctuates as a result of seasonal variations in our business, principally due to the peak consumer demand and related increased volume of our customers' GMV during the year-end holiday season. As a result, we have historically had higher revenue in our fourth quarter than other quarters due to increased GMV processed through our platform, resulting in higher variable fees. Since the second quarter of 2020, we have seen an increase in GMV processed through our platform, which does not follow the typical seasonal variations in our business, and resulted in higher than normal variable revenue throughout most of 2020. Refer to "Revenue" below for additional information.
OPPORTUNITIES AND RISKS
•Brands. As the e-commerce landscape evolves to increasingly favor brands, we have identified that growing our brands business represents a significant strategic opportunity for us. We generally categorize a customer as a brand if it primarily focuses on selling its own proprietary products. Brands tend to have longer customer life cycles, stronger financial stability and overall better unit economics than retailers, which we consider to be companies focused primarily on selling third-party products. Brands also offer increased expansion opportunities to grow their e-commerce business through our platform; however they tend to have longer sales cycles. To help drive our future growth, we have made significant investments in our sales force, modified our sales compensation plans and allocated resources focused on growing our customer base of brands. These investments have also contributed to expanding the relationships we already have with our current brands customers.
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

	Year Ended December 31,			Period-to-Period Change
	2020	2019	2018	2020 to 2019		2019 to 2018
(dollars in thousands)
Revenue	$145,072	$129,959	$131,218	$15,113	11.6%	$(1,259)	(1.0)%
Cost of revenue	30,354	29,008	29,501	1,346	4.6	(493)	(1.7)
Gross profit	114,718	100,951	101,717	13,767	13.6	(766)	(0.8)
Operating expenses:
Sales and marketing	52,905	52,813	60,080	92	0.2	(7,267)	(12.1)
Research and development	18,990	19,200	22,359	(210)	(1.1)	(3,159)	(14.1)
General and administrative	23,739	25,136	26,784	(1,397)	(5.6)	(1,648)	(6.2)
Total operating expenses	95,634	97,149	109,223	(1,515)	(1.6)	(12,074)	(11.1)
Income (loss) from operations	19,084	3,802	(7,506)	15,282		11,308
Other income (expense):
Interest income (expense), net	175	754	510	(579)	(76.8)	244	47.8
Other income (expense), net	9	(385)	9	394	*	(394)	*
Total other income (expense)	184	369	519	(185)	(50.1)	(150)	(28.9)
Income (loss) before income taxes	19,268	4,171	(6,987)	15,097		11,158
Income tax expense	443	689	614	(246)	(35.7)	75	12.2
Net income (loss)	$18,825	$3,482	$(7,601)	$15,343		$11,083
* Not meaningful.

	Year Ended December 31,
	2020	2019	2018
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	20.9	22.3	22.5
Gross profit	79.1	77.7	77.5
Operating expenses:
Sales and marketing	36.5	40.6	45.8
Research and development	13.1	14.8	17.0
General and administrative	16.4	19.3	20.4
Total operating expenses	65.9	74.8	83.2
Income (loss) from operations	13.2	2.9	(5.7)
Other income (expense):
Interest income (expense), net	0.1	0.6	0.4
Other income (expense), net	—	(0.3)	—
Total other income (expense)	0.1	0.3	0.4
Income (loss) before income taxes	13.3	3.2	(5.3)
Income tax expense	0.3	0.5	0.5
Net income (loss)	13.0	2.7	(5.8)

ADJUSTED EBITDA
To provide investors with additional information regarding our financial results, we have provided within this Annual Report adjusted EBITDA, a non-GAAP financial measure, which is defined as net income (loss) plus (or minus): income tax expense (benefit); interest (income) expense, net; depreciation and amortization; and stock-based compensation. For some periods, we have also excluded non-recurring costs, such as severance and related costs or transaction costs in connection with acquisitions. We have provided a reconciliation below of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, for the years ended December 31, 2020, 2019 and 2018.
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

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net income (loss)	$18,825	$3,482	$(7,601)
Adjustments:
Interest (income) expense, net	(175)	(754)	(510)
Income tax expense	443	689	614
Depreciation and amortization expense	6,513	6,336	6,094
Total adjustments, net	6,781	6,271	6,198
EBITDA	25,606	9,753	(1,403)
Stock-based compensation expense	10,200	8,976	10,598
Transaction costs in connection with acquisition	488	—	—
Non-recurring severance and related costs	—	1,429	587
Adjusted EBITDA	$36,294	$20,158	$9,782

REVENUE

We derive the majority of our revenue from subscription fees paid to us by our customers for access to and usage of our SaaS solutions for a specified contract term, which is typically one year. A customer typically pays a recurring subscription fee based on a specified minimum amount of GMV or advertising spend that the customer expects to process through our platform. Subscription fees may also include implementation fees such as launch assistance and training fees. The remaining portion of a customer's fee is variable and is based on a specified percentage of GMV or advertising spend processed through our platform in excess of the customer's specified minimum GMV or advertising spend amount. In most cases, the specified percentage of excess GMV or advertising spend on which the variable fee is based is fixed and does not vary depending on the amount of the excess.
Because our customer contracts generally contain both subscription and variable pricing components, changes in GMV between periods do not translate directly or linearly into changes in our revenue. We use customized pricing structures for each of our customers depending upon the individual situation of the customer. For example, some customers may commit to a higher specified minimum GMV amount per month in exchange for a lower percentage fee on that committed GMV. In addition, the percentage fee assessed on the variable GMV in excess of the committed minimum for each customer is typically higher than the fee on the committed portion. As a result, our overall revenue could increase or decrease even without any change in overall GMV between periods, depending on which customers generated the GMV. In addition, changes in GMV from month to month for any individual customer that are below the specified minimum amount would have no effect on our revenue from that customer, and each customer may alternate between being over the committed amount or under it from month to month. For these reasons, while GMV is an important qualitative and long-term directional indicator, we do not regard it as a useful quantitative measurement of our historic revenues or as a predictor of future revenues.

We recognize subscription fees and implementation fees ratably over the contract period beginning on the date the customer has access to the software. In determining the amount of revenue to be recognized, we apply the following steps:
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

We generally invoice our customers for recurring subscription fees in advance, in monthly, quarterly, semi-annual or annual installments. We generally also invoice our customers for any implementation fees at the inception of the arrangement. Fees that have been invoiced in advance are initially recorded as deferred revenue and are generally recognized ratably over the contract term.
In general, we invoice and recognize revenue from the variable portion of fees in the period in which the related GMV or advertising spend is processed.
Comparison of 2020 to 2019
Revenue increased by 11.6%, or $15.1 million, to $145.1 million for the year ended December 31, 2020 compared with $130.0 million for the prior year. The change was primarily due to an $11.3 million increase in variable revenue, primarily driven by sustained and broad-based growth in GMV processed on our platform as e-commerce spending remained elevated for most of the year, consistent with broader e-commerce trends as the COVID-19 pandemic caused a shift in consumer buying behavior. Subscription revenue increased $3.8 million compared to the prior year, driven by strong net bookings, particularly from brands customers. Revenue from our brands customers increased 24.8%, or $9.5 million, compared to the prior year, driven by an increase in new customers, expansions with existing customers and improved customer retention, as well as an increase in transaction volume and variable revenue during the period as mentioned above. For the year ended December 31, 2020, brands customers represented approximately 33% of our total revenue compared to approximately 30% for the prior year. Revenue from our strategic partnerships also increased $2.2 million compared to the prior year, driven primarily by growth in GMV as mentioned above as well as a continued focus on strategic partnerships.
Comparison of 2019 to 2018
Revenue decreased by 1.0%, or $1.3 million, to $130.0 million for the year ended December 31, 2019 compared with $131.2 million for the prior year. The change was primarily due to a $4.5 million decline in variable revenue, primarily due to a shift in our revenue mix from variable to subscription resulting from more customers moving to higher subscription fee tiers and some of our strategic partner agreements evolving to incorporate more subscription fees instead of purely variable revenues. This decrease was partially offset by a $3.3 million increase in subscription revenue primarily attributable to growth in our international operations, as well as continued revenue growth from our brands customers. For the year ended December 31, 2019, brands customers represented approximately 30% of our total revenue compared to approximately 25% for the year ended December 31, 2018.

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

Comparison of 2020 to 2019
Cost of revenue increased by 4.6%, or $1.3 million, to $30.4 million for the year ended December 31, 2020 compared with $29.0 million for the prior year. The change was comprised primarily of compensation and employee-related costs due to an increase in quarterly bonuses earned from strong net bookings performance, as well as an increase in headcount, with the prior year being impacted by our implementation of a plan to reduce expenses and align our operations with evolving business needs in the third quarter of 2019, or the 2019 Actions.
Comparison of 2019 to 2018
Cost of revenue decreased by 1.7%, or $0.5 million, to $29.0 million for the year ended December 31, 2019 compared with $29.5 million for the prior year. The change was comprised primarily of (decreases) increases of:
•$(0.6) million in compensation and employee-related costs due to reductions in headcount, primarily as a result of the 2019 Actions; partially offset by
•$0.2 million in non-recurring severance and related costs in connection with the 2019 Actions.
OPERATING EXPENSES
SALES AND MARKETING EXPENSE

Sales and marketing expense consists primarily of:
•Salaries and personnel-related costs for our sales and marketing employees, including benefits, bonuses and stock-based compensation;
•Amortization of capitalized sales commissions and related incentive payments over their expected term of benefit;
•Marketing, advertising and promotional event programs; and
•Corporate communications.

Comparison of 2020 to 2019
Sales and marketing expense increased by 0.2%, or $0.1 million, to $52.9 million for the year ended December 31, 2020 compared with $52.8 million for the prior year. The change was comprised primarily of increases (decreases) of:
•$2.5 million in compensation and employee-related costs, including stock-based compensation, due to an increase in amortization of deferred contract costs, as well as an increase in headcount, with the prior year being impacted by the 2019 Actions; partially offset by

•$(1.9) million in our promotional event programs and travel, primarily due to travel and gathering restrictions as a response to the COVID-19 pandemic; and
•$(0.5) million in allocated expenses, driven by certain office closures, including our operations in China.
Comparison of 2019 to 2018
Sales and marketing expense decreased by 12.1%, or $7.3 million, to $52.8 million for the year ended December 31, 2019 compared with $60.1 million for the prior year. The change was comprised primarily of (decreases) increases of:
•$(5.5) million in compensation and employee-related costs, including stock-based compensation expense, due to reductions in headcount, primarily as a result of the 2019 Actions; and
•$(1.6) million in promotional event programs, marketing, advertising and travel, primarily due to reductions in costs associated with our annual e-commerce conference; partially offset by
•$0.4 million in non-recurring severance and related costs in connection with the 2019 Actions.
RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense consists primarily of:
•Salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation;
•Costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology; and
•Consulting expenses.

Comparison of 2020 to 2019
Research and development expense decreased by 1.1%, or $0.2 million, to $19.0 million for the year ended December 31, 2020 compared with $19.2 million for the prior year. The change was comprised primarily of (decreases) increases of:
•$(0.4) million in compensation and employee-related costs due to an increase in capitalized employee-related costs attributable to software development to support the enhancement of our product offerings; and
•$(0.3) million in allocated expenses, driven by certain office closures, including our operations in China; partially offset by
•$0.6 million in compensation and employee-related costs due to an increase in quarterly bonuses earned from strong net bookings performance, as well as an increase in headcount driven by our acquisition of BlueBoard in July 2020.
Comparison of 2019 to 2018
Research and development expense decreased by 14.1%, or $3.2 million, to $19.2 million for the year ended December 31, 2019 compared with $22.4 million for the prior year. The change was comprised primarily of (decreases) of:
•$(2.0) million in compensation and employee-related costs, mainly due to an increase in capitalized employee-related costs attributable to software development to support the enhancement of our product offerings; and
•$(0.7) million in compensation and employee-related costs due to shifting certain research and development to lower cost office locations, which did not impact our product innovation.

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
Comparison of 2020 to 2019
General and administrative expense decreased by 5.6%, or $1.4 million, to $23.7 million for the year ended December 31, 2020 compared with $25.1 million for the prior year. The change was comprised primarily of (decreases) increases of:
•$(1.1) million in allocated expenses driven by certain office closures, including our operations in China;
•$(0.6) million in bad debt expense due to improved cash collections; and
•$(0.4) million in compensation and employee-related costs due to reductions in headcount, primarily as a result of the 2019 Actions; partially offset by
•$0.8 million in transaction and subsequent general and administrative costs associated with our July 2020 acquisition of BlueBoard.
Comparison of 2019 to 2018
General and administrative expense decreased by 6.2%, or $1.6 million, to $25.1 million for the year ended December 31, 2019 compared with $26.8 million for the prior year. The change was comprised primarily of (decreases) increases of:
•$(1.2) million in compensation and employee-related costs, including stock-based compensation expense, due to reductions in headcount, primarily as a result of the 2019 Actions and changes in management; and
•$(0.8) million in professional fees in connection with the assessment by our independent auditors of the effectiveness of our internal control over financial reporting, which was required for the first time as part of our Annual Report on Form 10-K for fiscal 2018, and our implementation of the new revenue recognition standard in 2018; partially offset by
•$0.7 million in severance and related costs in connection with the 2019 Actions and changes in management.
GROSS AND OPERATING MARGINS

Comparison of 2020 to 2019
Gross margin improved by 140 basis points to 79.1% during the year ended December 31, 2020 compared with 77.7% for the prior year as a result of the 11.6% increase in revenue which exceeded the 4.6% increase in cost of revenue noted above.
Operating margin improved by 1,030 basis points to 13.2% during the year ended December 31, 2020 compared with 2.9% for the prior year. Our improved operating margin was a result of the 11.6% increase in revenue and 1.6% decrease in operating expenses driven by the 2019 Actions, cost savings attributable to the COVID-19 pandemic, primarily related to travel and promotional event program cancellations, and our continuing strategic efforts to scale our business operations while managing costs.
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
TOTAL OTHER INCOME (EXPENSE)
Other income (expense) consists primarily of:
•Interest received on our cash and cash equivalents;
•Interest expense on our finance leases;
•Other gains and losses; and
•The net effect of foreign currency revaluation gains and losses.
Comparison of 2020 to 2019
Other income (expense) decreased by $0.2 million to $0.2 million for the year ended December 31, 2020 compared with $0.4 million for the prior year. The change was primarily due to a $0.6 million decrease in interest income driven by lower interest earned on our cash and cash equivalents due to overall market conditions, partially offset by a $0.4 million loss recorded in the prior year due to the closing of our China operations.
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
INCOME TAX EXPENSE
Our provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment with operations in various locations outside of the United States. Accordingly, our combined income tax rate is a composite rate reflecting our operating results in various locations and the applicable rates.
Comparison of 2020 to 2019
Income tax expense was $0.4 million for the year ended December 31, 2020 compared with $0.7 million for the prior year. The change was primarily due to the recognition of tax benefits in 2020, driven by an increase in the UK corporate income tax rate resulting in an increase to the UK deferred tax assets, the acquisition of BlueBoard and the ability to recognize the tax benefit on BlueBoard's 2020 operating losses and the completion of an R&D credit project in Spain. This was partially offset by an increase in current U.S. state tax expense due to being in a taxable income position in the current year, as well as California suspending the ability to carry forward net operating losses (NOLs) from previous years in 2020.

Comparison of 2019 to 2018
Income tax expense was $0.7 million for the year ended December 31, 2019 compared with $0.6 million for the prior year. The change was primarily due to a nonrecurring deferred tax benefit recorded in the United States in the year ended December 31, 2018 attributable to the enactment of the Tax Act.

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and our existing cash balances will be sufficient to meet our cash requirements for at least the next 12 months. During this period, we expect our capital expenditure requirements to approximate a range of $4.0 million to $5.0 million, which will primarily consist of computer hardware and purchased software.
The foregoing estimate does not give effect to any potential amounts that we may draw under our credit facility, or Credit Facility, with HSBC Bank, or HSBC, that we entered into in August 2020 and which is described in more detail below.
Our principal future commitments consist of non-cancelable leases for our office space and computer equipment, totaling $10.1 million as of December 31, 2020. We believe our future cash flows from operating activities and existing cash balances are sufficient to meet these commitments.
WORKING CAPITAL
The following table summarizes our cash and cash equivalents, accounts receivable and working capital as of the end of each of the last three years:

	December 31,
	2020	2019	2018
	(in thousands)
Cash and cash equivalents	$71,545	$51,785	$47,185
Accounts receivable, net of allowance	24,705	22,126	23,436
Working capital	67,110	47,946	41,139
Our cash at December 31, 2020 was held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide on-demand immediate liquidity. Accordingly, our cash is invested primarily in demand deposit accounts and short-term money market accounts.
Of our total cash and cash equivalents, approximately 13.1% was held outside of the United States at December 31, 2020. Our international operations primarily consist of selling and marketing and research and development functions supported by our U.S. operations, and are dependent on our U.S. operations for international working capital needs. If our cash and cash equivalents held outside of the United States were ever needed for our operations inside the United States, we could be required to accrue and pay income and withholding taxes to repatriate these funds. We currently intend to permanently reinvest these foreign amounts outside the United States, and based on our current plans we do not believe we will need to repatriate the foreign amounts to fund our U.S. operations.

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

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash and cash equivalents provided by operating activities	$34,306	$13,008	$1,230
Less: Purchases of property and equipment	(1,704)	(986)	(2,045)
Less: Payment of capitalized software development costs	(3,034)	(2,721)	(894)
Free cash flow	$29,568	$9,301	$(1,709)
Free cash flow increased by $20.3 million to $29.6 million for the year ended December 31, 2020 and increased $11.0 million to $9.3 million for the year ended December 31, 2019. The increase in free cash flow for the year ended December 31, 2020 was primarily a result of revenue growth during the year, as well as lower operating expenses, primarily related to the 2019 Actions, cost savings in 2020 attributable to the COVID-19 pandemic, improved cash collections and changes in assets and liabilities, which are further described below. The increase in free cash flow for the year ended December 31, 2019 was a result of lower operating expenses, primarily related to the 2019 Actions, improved cash collections and changes in assets and liabilities, which are further described below.
Operating activities cash flows are largely driven by:
•The amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business;
•The amount and timing of customer payments;
•The seasonality of our business, as noted above, which results in variations in the timing of invoicing and the receipt of payments from our customers;
•In 2019, the amount paid in non-recurring severance and related costs in connection with the 2019 Actions and non-recurring severance and related costs due to our reorganization of our China operations in 2018; and
•In 2018, the amount we paid to settle a sales tax audit.
Investing activities cash flows are largely driven by:
•Acquisitions, net of cash acquired;
•Capitalized expenditures to create internally developed software and implement software purchased for internal use; and
•Purchases of property and equipment to support the expansion of our infrastructure.

Financing activities cash flows are largely driven by:
•Proceeds from the exercises of stock options;
•Payments on finance lease obligations and debt;
•Tax withholdings related to the net-share settlement of restricted stock units; and
•Payment of line of credit financing costs.
2020
Operating Activities
Our cash provided by operating activities consisted of net income of $18.8 million adjusted for certain non-cash items totaling $16.4 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, and cash decreases of $0.9 million from changes in assets and liabilities.
The net decrease in cash resulting from changes in assets and liabilities of $0.9 million primarily consisted of:
•a $2.6 million increase in deferred contract costs consisting of sales commissions and a portion of other incentive compensation that is deferred and amortized to expense over the expected period of benefit;
•a $2.1 million increase in accounts receivable driven by strong net bookings performance and an increase in variable revenue during the period; and
•a $1.7 million increase in prepaid expenses and other assets driven by the timing of payments to our vendors during the period. These decreases in cash were partially offset by increases in cash due to:
•a $4.3 million increase in accrued expenses and accounts payable primarily due to an increase in quarterly bonuses earned and the deferral of payroll taxes associated with COVID-19 pandemic relief; and
•a $1.3 million increase in deferred revenue as a result of an increase in net bookings during the period.
Investing Activities
Our cash used in investing activities consisted of:
•$8.5 million for the acquisition of BlueBoard, net of cash acquired;
•$3.0 million of capitalized software development costs; and
•$1.7 million of capital expenditures primarily related to the purchase of computer equipment.
Financing Activities
Our cash used in financing activities consisted of:
•$3.3 million used for the payment of taxes related to the net-share settlement of restricted stock units;
•$1.8 million used for the repayment of finance leases and debt; and
•$0.2 million used for the payment of line of credit financing costs in connection with entering into our Credit Facility as described below; partially offset by
•$3.8 million in cash received upon the exercise of stock options.
2019
Operating Activities
Our cash provided by operating activities consisted of a net loss of $3.5 million adjusted for certain non-cash items totaling $17.1 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, and cash decreases of $7.6 million from changes in assets and liabilities.
The net decrease in cash resulting from changes in assets and liabilities of $7.6 million primarily consisted of:
•a $3.4 million decrease in deferred revenue as a result of the timing of revenue recognition for managed-service contracts;
•a $3.1 million increase in deferred contract costs consisting of sales commissions and a portion of other incentive compensation that is deferred and amortized to expense over the expected period of benefit; and
•a $2.3 million decrease in accounts payable and accrued expenses, driven by the timing of payments to our vendors during the period. These decreases in cash were partially offset by increases in cash due to:

•a $0.9 million decrease in prepaid expenses and other assets, primarily related to agency of record receipts (we record the amounts due from customers as a result of these arrangements as other receivables); and
•a $0.4 million decrease in accounts receivable as a result of increased cash collections during the period.
Investing Activities
Our cash used in investing activities consisted of:
•$2.7 million of capitalized software development costs; and
•$1.0 million of capital expenditures primarily related to the purchase of computer equipment.
Financing Activities
Our cash used in financing activities consisted of:
•$3.4 million used for the payment of taxes related to the net-share settlement of restricted stock units; and
•$2.2 million used for the repayment of finance leases; partially offset by
•$1.0 million in cash received upon the exercise of stock options.
CREDIT FACILITY
On August 5, 2020, we established the Credit Facility with HSBC under which we may borrow up to $25 million. We may use proceeds from borrowings under the Credit Facility for working capital and general corporate purposes, including acquisitions, and up to $10 million is available for letters of credit. We may also request increases in the amount of the Credit Facility, with such increases not to exceed $10 million in the aggregate, subject to HSBC's consent. As of the date of this report, we have not drawn on, or issued any letters of credit under, the Credit Facility. The Credit Facility matures in August 2023.
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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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
Revenue Recognition and Deferred Revenue
We derive the majority of our revenue from subscription fees paid to us by our customers for access to and usage of our SaaS solutions for a specified contract term, which is typically one year. A customer typically pays a recurring subscription fee based on a specified minimum amount of GMV or advertising spend that the customer expects to process through our platform. Subscription fees may also include implementation fees such as launch assistance and training fees. The remaining portion of a customer's fee is variable and is based on a specified percentage of GMV or advertising spend processed through our platform in excess of the customer's specified minimum GMV or advertising spend amount. In most cases, the specified percentage of excess GMV or advertising spend on which the variable fee is based is fixed and does not vary depending on the amount of the excess. Customers do not have the contractual right to take possession of our software at any time.
We recognize subscription fees and implementation fees ratably over the contract period beginning on the date the customer has access to the software. In general, we invoice and recognize revenue from the variable portion of fees in the period in which the related GMV or advertising spend is processed.
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
Deferred revenue typically represents the unearned portion of subscription fees. Deferred amounts are generally recognized within one year. Amounts that are expected to be recognized beyond one year are recorded in other long-term liabilities.

Accounts Receivable and Allowance for Credit Losses
We extend credit to customers without requiring collateral. Accounts receivable are stated at amortized cost, net of an allowance for credit losses. We record an allowance for credit losses at the time that accounts receivable are initially recorded based on our consideration of the current economic environment, expectations of future economic conditions, our historical collection experience and a loss-rate approach whereby impairment is calculated by multiplying an estimated loss rate by the asset's amortized cost at the balance sheet date. We reassess the allowance at each reporting date. When it becomes apparent, based on age or customer circumstances, that such amounts will not be collected, they are charged to the allowance. Payments subsequently received are credited to the credit loss expense account included within general and administrative expense in the consolidated statements of operations. At December 31, 2020, our allowance for credit losses was 1.7% of our gross accounts receivable.
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
To perform our impairment testing, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount. The qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events, changes in circumstances and after-tax cash flows. If the qualitative factors indicate that the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, then we do not consider the assigned goodwill to be impaired. We are only required to perform the two-step impairment test if the qualitative factors indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We may elect to perform the two-step impairment test without considering such qualitative factors. As of December 31, 2020 and 2019, we concluded there was no impairment of goodwill.
In connection with our acquisition of BlueBoard in July 2020, we recorded a $7.5 million increase in goodwill. Refer to Note 4, "Business Combination, Goodwill and Intangible Assets," to our consolidated financial statements appearing elsewhere in this Annual Report for additional information regarding the purchase price allocation and recording of goodwill in connection with this acquisition.
Stock-Based Compensation
Stock-based compensation awards, which include stock options, time-based restricted stock units, or RSUs, and performance-based vesting restricted stock units, or PSUs, are measured at fair value at each grant date. We recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. Options and RSUs generally vest annually over a four-year period. PSUs are eligible for vesting only if we achieve pre-defined targets set by the Compensation Committee for our combined year-over-year revenue growth and adjusted earnings before interest, tax, depreciation and amortization, or EBITDA, margin over a multi-year measurement period (a two-year measurement period for fiscal 2020 grants), subject to continued service with us. Refer to Note 10, "Equity Incentive Plans and Stock-Based Compensation," to our consolidated financial statements appearing elsewhere in this Annual Report for additional information regarding PSU grants and vesting.
The determination of the fair value of stock options is affected by a number of variables, including estimates of the fair value of our common stock, expected stock price volatility, risk-free interest rate and the expected life of the award. We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. Black-Scholes and other option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Refer to Note 10, "Equity Incentive Plans and Stock-Based Compensation," to our consolidated financial statements appearing elsewhere in this Annual Report for the assumptions used for estimating the fair value of stock options granted to employees.
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
The fair value of our common stock, for purposes of determining the grant date fair value of option, RSU and PSU awards, has been determined by using the closing market price per share of our common stock as quoted on the New York Stock Exchange on the date of grant.
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
FOREIGN CURRENCY EXCHANGE RISK
With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar denominated revenue and operating expenses transacted in British pounds sterling, euros and Australian dollars. As a result, we would experience increased revenue and operating expenses at our non-U.S. operations if there were a decline in the value of the U.S. dollar relative to these foreign currencies. Conversely, we would experience decreased revenue and operating expenses at our non-U.S. operations if there were an increase in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our revenue and expenses denominated in foreign currencies, a 10% change in foreign exchange rates would not have had a material impact on our results of operations for the year ended December 31, 2020.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ChannelAdvisor Corporation and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ChannelAdvisor Corporation and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Description of the Matter
As described in Note 8 to the consolidated financial statements, the Company recognizes revenue when a customer obtains control of promised services, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those services. Contracts with customers may include multiple services, modules, brands, and/or geographies. The Company evaluates such contracts to determine whether the services to be provided are distinct and accordingly accounted for as separate performance obligations. If a contract has multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative standalone selling price method.

The audit effort in evaluating the Company's accounting for revenue recognition was extensive and required auditor judgment for certain customer contracts to evaluate the terms and conditions and to identify distinct performance obligations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company's revenue recognition process, including management’s review of terms and conditions and identification of distinct performance obligations in customer contracts.

To test the Company's accounting for revenue recognition, our audit procedures included, among others, selecting a sample of revenue transactions covering each of the significant service offerings for which we evaluated the terms and conditions and reperformed management’s assessment of distinct performance obligations within the arrangement, as well as tested the application of the revenue recognition accounting requirements, including reperforming calculations of revenue recognized to test the mathematical accuracy and the underlying data used in the calculations. We also assessed the appropriateness of the related disclosures in the consolidated financial statements.

Accounting for Acquisitions

Description of the Matter
As disclosed in Note 4 to the consolidated financial statements, the Company completed its acquisition of Blueboard SAS ("BlueBoard") for a cash purchase price of $9.0 million. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of BlueBoard was complex due to the estimation utilized in the Company's determination of the fair value of the contingent consideration and acquired developed technology of $1.5 million and $3.3 million, respectively. The significant estimation was primarily due to the complexity of the valuation models used by management to measure the fair value of the contingent consideration and acquired developed technology and the sensitivity of the respective fair values to the significant underlying assumptions. The Company utilized Black Scholes models to measure the fair value of the contingent consideration and the significant assumptions used in the models were forecasted revenues, among other assumptions. The Company used an income approach (discounted cash flow model) to measure the fair value of the acquired developed technology and the significant assumptions used in the model were the discount rate as well as the significant assumptions that form the basis of the forecasted results (e.g., forecasted revenue, EBITDA and the obsolescence rate of the technology). The assumptions utilized in the models are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company's accounting for acquisitions including management’s review of the valuation models and underlying assumptions used to develop the estimated fair values of the contingent consideration and acquired developed technology.

To test the estimated fair values of the contingent consideration and acquired developed technology, we performed audit procedures that included, among others, evaluating the methodologies and significant assumptions used in the models, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we evaluated significant forecast assumptions used in the models considering historical results as well as third-party industry projections for the e-commerce industry. We involved our valuation specialists to assist with our evaluation of the methodologies and significant assumptions used as well as to independently calculate fair value estimates for contingent consideration and acquired developed technology to compare to the Company's recorded amounts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.
Raleigh, North Carolina
February 11, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ChannelAdvisor Corporation and Subsidiaries

Opinion on Internal Control Over Financial Reporting
We have audited ChannelAdvisor Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, ChannelAdvisor Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 11, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Raleigh, North Carolina
February 11, 2021

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$71,545	$51,785
Accounts receivable, net of allowance of $417 and $733 as of December 31, 2020 and 2019, respectively	24,705	22,126
Prepaid expenses and other current assets	13,874	10,452
Total current assets	110,124	84,363
Operating lease right of use assets	8,141	11,128
Property and equipment, net	8,707	9,597
Goodwill	30,990	23,486
Intangible assets, net	4,155	1,285
Deferred contract costs, net of current portion	14,040	12,810
Long-term deferred tax assets, net	3,551	3,584
Other assets	953	614
Total assets	$180,661	$146,867
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$158	$409
Accrued expenses	14,008	8,577
Deferred revenue	22,819	21,000
Other current liabilities	6,029	6,431
Total current liabilities	43,014	36,417
Long-term operating leases, net of current portion	5,394	9,767
Long-term finance leases, net of current portion	8	27
Other long-term liabilities	2,154	1,007
Total liabilities	50,570	47,218
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,020,424 and 28,077,469 shares issued and outstanding as of December 31, 2020 and 2019, respectively	29	28
Additional paid-in capital	288,842	278,111
Accumulated other comprehensive loss	(1,095)	(1,740)
Accumulated deficit	(157,685)	(176,750)
Total stockholders' equity	130,091	99,649
Total liabilities and stockholders' equity	$180,661	$146,867
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$145,072	$129,959	$131,218
Cost of revenue	30,354	29,008	29,501
Gross profit	114,718	100,951	101,717
Operating expenses:
Sales and marketing	52,905	52,813	60,080
Research and development	18,990	19,200	22,359
General and administrative	23,739	25,136	26,784
Total operating expenses	95,634	97,149	109,223
Income (loss) from operations	19,084	3,802	(7,506)
Other income (expense):
Interest income (expense), net	175	754	510
Other income (expense), net	9	(385)	9
Total other income (expense)	184	369	519
Income (loss) before income taxes	19,268	4,171	(6,987)
Income tax expense	443	689	614
Net income (loss)	$18,825	$3,482	$(7,601)
Net income (loss) per share:
Basic	$0.66	$0.12	$(0.28)
Diluted	$0.63	$0.12	$(0.28)
Weighted average common shares outstanding:
Basic	28,616,401	27,886,278	27,138,274
Diluted	30,035,261	28,816,977	27,138,274
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$18,825	$3,482	$(7,601)
Other comprehensive income (loss):
Foreign currency translation adjustments	645	(33)	(918)
Total comprehensive income (loss)	$19,470	$3,449	$(8,519)
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2017	26,601,626	$27	$262,805	$(789)	$(180,132)	$81,911
Cumulative effect of accounting change (1)	—	—	—	—	7,501	7,501
Exercise of stock options and vesting of restricted stock units	1,034,146	—	1,106	—	—	1,106
Stock-based compensation expense	—	—	10,598	—	—	10,598
Statutory tax withholding related to net-share settlement of restricted stock units	(288,657)	—	(2,959)	—	—	(2,959)
Net loss	—	—	—	—	(7,601)	(7,601)
Foreign currency translation adjustments	—	—	—	(918)	—	(918)
Balance, December 31, 2018	27,347,115	27	271,550	(1,707)	(180,232)	89,638
Exercise of stock options and vesting of restricted stock units	1,021,730	1	974	—	—	975
Stock-based compensation expense	—	—	8,976	—	—	8,976
Statutory tax withholding related to net-share settlement of restricted stock units	(291,376)	—	(3,389)	—	—	(3,389)
Net income	—	—	—	—	3,482	3,482
Foreign currency translation adjustments	—	—	—	(33)	—	(33)
Balance, December 31, 2019	28,077,469	28	278,111	(1,740)	(176,750)	99,649
Cumulative effect of accounting change (2)	—	—	—	—	240	240
Exercise of stock options and vesting of restricted stock units	1,183,904	1	3,825	—	—	3,826
Stock-based compensation expense	—	—	10,200	—	—	10,200
Statutory tax withholding related to net-share settlement of restricted stock units	(240,949)	—	(3,294)	—	—	(3,294)
Net income	—	—	—	—	18,825	18,825
Foreign currency translation adjustments	—	—	—	645	—	645
Balance, December 31, 2020	29,020,424	$29	$288,842	$(1,095)	$(157,685)	$130,091
(1) The Company recorded a reduction to accumulated deficit at January 1, 2018 as a result of its adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606).
(2) The Company recorded a reduction to accumulated deficit at January 1, 2020 as a result of its adoption of Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326).
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$18,825	$3,482	$(7,601)
Adjustments to reconcile net income (loss) to cash and cash equivalents provided by operating activities:
Depreciation and amortization	6,513	6,336	6,094
Bad debt expense	525	1,147	991
Stock-based compensation expense	10,200	8,976	10,598
Deferred income taxes	(39)	531	493
Other items, net	(829)	118	(851)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(2,143)	361	2,634
Prepaid expenses and other assets	(1,728)	892	10,303
Deferred contract costs	(2,572)	(3,146)	(6,730)
Accounts payable and accrued expenses	4,270	(2,306)	(10,936)
Deferred revenue	1,284	(3,383)	(3,765)
Cash and cash equivalents provided by operating activities	34,306	13,008	1,230
Cash flows from investing activities
Acquisition, net of cash acquired	(8,467)	—	—
Purchases of property and equipment	(1,704)	(986)	(2,045)
Payment of software development costs	(3,034)	(2,721)	(894)
Cash and cash equivalents used in investing activities	(13,205)	(3,707)	(2,939)
Cash flows from financing activities
Repayment of finance leases and debt	(1,808)	(2,209)	(2,241)
Proceeds from exercise of stock options	3,825	974	1,106
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(3,294)	(3,389)	(2,959)
Payment of line of credit financing costs	(187)	—	—
Cash and cash equivalents used in financing activities	(1,464)	(4,624)	(4,094)
Effect of currency exchange rate changes on cash and cash equivalents	123	(77)	(434)
Net increase (decrease) in cash and cash equivalents	19,760	4,600	(6,237)
Cash and cash equivalents, beginning of year	51,785	47,185	53,422
Cash and cash equivalents, end of year	$71,545	$51,785	$47,185
Supplemental disclosure of cash flow information
Cash paid for interest	$160	$215	$30
Cash paid for income taxes, net	$462	$62	$113
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$32	$15	$68
Finance lease obligations entered into for the purchase of fixed assets	$—	$46	$4,217
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
Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Cost of revenue	$4,211	$3,942	$3,610
Sales and marketing	624	775	884
Research and development	257	353	371
General and administrative	1,421	1,266	1,229
	$6,513	$6,336	$6,094

Recent Accounting Pronouncements

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Standards that the Company adopted effective January 1, 2020
Financial Instruments:
Accounting Standards Update, or ASU, 2016-13, Financial Instruments - Credit Losses (Topic 326) Effective date: January 1, 2020	The standard replaces the incurred loss impairment methodology in current U.S. GAAP (defined below) with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more useful information about expected credit losses.	The Company adopted this standard effective January 1, 2020. The adoption did not have a material impact on its consolidated financial statements.
Intangibles:
ASU 2018-15, Intangibles -Goodwill and Other - Internal-Use Software (Subtopic 350-40) Effective date: January 1, 2020	This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.	The Company adopted this standard effective January 1, 2020. The adoption did not have a material impact on its consolidated financial statements.
Income Taxes:
ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes Effective date: January 1, 2020	This standard amends the approaches and methodologies in accounting for income taxes during interim periods and makes changes to certain income tax classifications. The new standard allows exceptions to the use of the incremental approach for intra-period tax allocation, when there is a loss from continuing operations and income or a gain from other items, and to the general methodology for calculating income taxes in an interim period, when a year-to-date loss exceeds the anticipated loss for the year. The standard also requires franchise or similar taxes partially based on income to be reported as income tax and the effects of enacted changes in tax laws or rates to be included in the annual effective tax rate computation from the date of enactment. Lastly, the Company would be required to evaluate when the step-up in the tax basis of goodwill is part of the business combination and when it should be considered a separate transaction. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.	The Company early adopted this standard effective January 1, 2020. The early adoption did not have a material impact on its consolidated financial statements or related disclosures.

The Company has reviewed other new accounting pronouncements that were issued as of December 31, 2020 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
The Securities and Exchange Commission, or SEC, issued a final rule on November 19, 2020, adopting amendments to Regulation S-K to modernize, simplify and enhance certain disclosure requirements. The amendments reflect a principles-based, registrant-specific approach to disclosure intended to enhance the focus of financial disclosures on material information for the benefit of investors, while simplifying compliance efforts for registrants. Registrants are required to comply with the rule beginning with the first fiscal year ending on or after August 9, 2021, or the mandatory compliance date. Although registrants are not required to apply the amended rules until the mandatory compliance date, they may comply with the final amendments any time after the effective date, so long as disclosure responsive to an amended item is provided in its entirety. The Company early adopted these amendments, effective for this Annual Report.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of ninety days or less at the time of purchase to be cash equivalents. Cash and cash equivalents are comprised of cash and money market funds. Due to the short-term nature and liquidity of these financial instruments, the carrying value of these assets approximates fair value.
Revenue Recognition
Revenue is recognized when a customer obtains control of promised services, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those services. In determining the amount of revenue to be recognized, the Company performs the following steps: (i) identification of the contract with a customer; (ii) identification of the promised services in the contract and determination of whether the promised services are performance obligations, including whether they are distinct in the context of the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. Refer to Note 8, "Revenue from Contracts with Customers" for a detailed discussion of accounting policies related to revenue recognition, including deferred revenue and sales commissions.
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
The acquisition of Blueboard, a private limited company organized under the laws of France ("BlueBoard") on July 23, 2020 includes a contingent consideration arrangement, as described in Note 4 below. Contingent consideration was measured at fair value at the acquisition date and is remeasured at fair value at each reporting date until the contingency is resolved.
The fair value of the contingent consideration related to the BlueBoard acquisition was estimated utilizing Black-Scholes option pricing models in which various scenarios for achievement of the financial targets and resulting payouts are then discounted to determine the present value of the resulting liability. Key assumptions used in the measurement of fair value of contingent consideration include the forecasted revenue growth, revenue volatility and discount rates among other assumptions. Changes in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future. Subsequent changes in the fair value of contingent consideration are recognized within general and administrative expenses in the Company’s consolidated statements of operations. As of December 31, 2020, the fair value of the contingent consideration was $1.3 million, of which $0.6 million is recorded in "Other current liabilities" and $0.7 million is recorded in "Other long-term liabilities."
The following table presents the changes to the Company's liability for acquisition-related contingent consideration for the year ended December 31, 2020 (in thousands):

Balance as of December 31, 2019	$—
Acquisition	1,516
Change in fair value	(186)
Balance as of December 31, 2020	$1,330
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All of the Company's cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. The Company's cash and cash equivalents accounts exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents accounts to date. To manage accounts receivable risk, the Company maintains an allowance for credit losses.
The Company did not have any customers that individually comprised a significant concentration of its accounts receivable as of December 31, 2020 and 2019, or a significant concentration of its revenue for the years ended December 31, 2020, 2019 and 2018.
Accounts Receivable and Allowance for Credit Losses
The Company extends credit to customers without requiring collateral. Accounts receivable are stated at amortized cost, net of an allowance for credit losses. The Company records an allowance for credit losses at the time that accounts receivable are initially recorded based on its consideration of the current economic environment, expectations of future economic conditions, the Company's historical collection experience and a loss-rate approach whereby impairment is calculated by multiplying an estimated loss rate by the asset's amortized cost at the balance sheet date. The Company reassesses the allowance at each reporting date. When it becomes apparent, based on age or customer circumstances, that such amounts will not be collected, they are charged to the allowance. Payments subsequently received are credited to the credit loss expense account included within general and administrative expense in the consolidated statements of operations.
The following table presents the changes in the Company's allowance for credit losses during the year ended December 31, 2020 (in thousands):

	Balance, beginning of period	Provision for credit losses (1)	Write-offs, net of recoveries	Balance, end of period
Allowance for credit losses:
Year ended December 31, 2020	$733	525	(841)	$417
(1) Includes adjustment recorded at January 1, 2020 as a result of the Company's adoption of Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326).
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
Capitalized software development costs related to creating internally developed software and implementing software purchased for internal use are included in property and equipment in the accompanying consolidated balance sheets. The Company capitalized software development costs of $3.1 million and $3.0 million during the years ended December 31, 2020 and 2019, respectively. Amortization expense related to capitalized internally developed software was $1.8 million, $0.8 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in cost of revenue or general and administrative expense in the accompanying consolidated statements of operations, depending upon the nature of the software development project. The net book value of capitalized internally developed software was $4.2 million and $2.9 million at December 31, 2020 and 2019, respectively.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are not recoverable, the impairment to be recognized, if any, is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets or asset group. Assets held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2020 and 2019, management does not believe any long-lived assets are impaired and has not identified any assets as being held for sale.
Goodwill
Goodwill represents the excess of the aggregate of the fair value of consideration transferred in a business combination over the fair value of assets acquired, net of liabilities assumed. The Company recorded goodwill in connection with its business acquisitions. Refer to Note 4 below for information regarding goodwill recorded in connection with the acquisition of BlueBoard. Goodwill is not amortized, but is subject to an annual impairment test, as described below.
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
The Company performs its annual goodwill impairment analysis as of October 1, the first day of the fourth quarter. As a result of the Company's annual impairment analysis as of October 1, 2020 and 2019, goodwill was not considered impaired and, as such, no impairment charges were recorded.
Advertising Costs
The Company expenses advertising costs as incurred. The amount expensed during the years ended December 31, 2020, 2019 and 2018 was $3.5 million, $4.2 million and $5.7 million, respectively.
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
The Company applies the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the treatment for the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will be recognized if it is more likely than not to be sustained. As of December 31, 2020, the Company recorded a nominal amount of accrued interest and penalties associated with unrecognized tax positions. As of December 31, 2019, the Company did not have any accrued interest or penalties associated with unrecognized tax positions. The Company's policy for recording interest and penalties is to record them as a component of provision for income taxes.
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
Stock-Based Compensation
The Company accounts for stock-based compensation awards, which include stock options, time-based restricted stock units, or RSUs, and performance-based vesting restricted stock units, or PSUs, based on the fair value of the award as of the grant date. The Company recognizes stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche.
The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options. The use of the option valuation model requires the input of the Company's stock price, as well as highly subjective assumptions, including the expected life of the option and the expected stock price volatility, which is estimated based on the historical volatility of the Company's stock. Additionally, the recognition of expense requires the estimation of the number of awards that will ultimately vest and the number of awards that will ultimately be forfeited. The fair value of the Company's common stock, for purposes of determining the grant date fair value of option, RSU and PSU awards, has been determined by using the closing market price per share of common stock as quoted on the New York Stock Exchange on the date of grant.
Basic and Diluted Income (Loss) per Common Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is calculated giving effect to all potentially dilutive shares of common stock, including stock options, RSUs and PSUs. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.
3. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Purchased software, including capitalized software development costs	$17,303	$13,965
Computer hardware	9,541	8,975
Furniture and office equipment	2,388	2,369
Leasehold improvements	7,368	7,244
Construction in process	48	46
	36,648	32,599
Less: accumulated depreciation	(27,941)	(23,002)
Property and equipment, net	$8,707	$9,597
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $5.7 million, $5.7 million and $5.5 million, respectively. During the year ended December 31, 2020, the Company disposed of purchased software, including capitalized software development costs, computer hardware, furniture and office equipment with a cost of $0.8 million and accumulated depreciation of $0.8 million. During the year ended December 31, 2019, the Company disposed of purchased software, including capitalized software development costs, computer hardware, furniture and office equipment and leasehold improvements with a cost of $10.0 million and accumulated depreciation of $9.6 million resulting in a $0.4 million loss in the consolidated statements of operations for the year ended December 31, 2019 related to these disposals. During the year ended December 31, 2018, the Company disposed of computer hardware, furniture and office equipment and leasehold improvements with a cost of $4.9 million and accumulated depreciation of $4.9 million. As a result of an amendment to the Company's corporate headquarters lease agreement during the year ended December 31, 2018, the Company disposed of leasehold improvements with a cost of $0.8 million and accumulated depreciation of $0.3 million and recorded a $0.5 million reduction to its lease incentive obligation.
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
Under the Purchase Agreement, the Company paid to the shareholders of BlueBoard a cash purchase price of $9.0 million, which is subject to adjustment as set forth in the Purchase Agreement. A portion of the purchase price has been placed into escrow to secure the indemnification obligations of BlueBoard's shareholders until July 22, 2021. In addition to the purchase price paid at the closing, the Company may be obligated to pay up to $3.0 million to the BlueBoard shareholders upon the achievement of specified annual revenue targets through July 2023, as set forth in the Purchase Agreement. Pursuant to ASC Topic 805, Business Combinations, or ASC 805, this contingent consideration is deemed to be part of the purchase price and is recorded as a liability based on the estimated fair value of the consideration the Company expects to pay as of the acquisition date. As of December 31, 2020, $1.3 million of contingent consideration was recorded as a liability on the Company's condensed consolidated balance sheet.
The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805. Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated acquisition-date fair values. The fair values of the identifiable intangible assets were determined based on income approaches utilizing forecasted earnings assumptions. The excess of the purchase price over the net assets acquired is recorded as goodwill.
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
The Company incurred transaction costs in connection with the acquisition of $0.5 million for the year ended December 31, 2020, which are included in general and administrative expense in the accompanying consolidated statements of operations.
Comparative pro forma financial information for this acquisition has not been presented because the acquisition is not material to the Company's consolidated results of operations.

Goodwill and Intangible Assets
The following table shows the changes in the carrying amount of goodwill for the year ended December 31, 2020 (in thousands):

Balance as of December 31, 2019	$23,486
Goodwill attributable to the BlueBoard acquisition	7,504
Balance as of December 31, 2020	$30,990
There were no changes to the Company's goodwill during the year ended December 31, 2019.
Intangible assets consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Customer relationships	$2,603	$(1,940)	$663	7.0
Acquired technology	5,367	(1,875)	3,492	7.0
Total	$7,970	$(3,815)	$4,155	7.0

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Customer relationships	$2,230	$(1,598)	$632	7.0
Acquired technology	2,030	(1,377)	653	7.0
Total	$4,260	$(2,975)	$1,285	7.0
Amortization expense was $0.8 million for the year ended December 31, 2020 and $0.6 million for each of the years ended December 31, 2019 and 2018. As of December 31, 2020, expected amortization expense over the remaining intangible asset lives is as follows (in thousands):

Year Ending December 31,
2021	$1,048
2022	596
2023	596
2024	557
2025	530
Thereafter	828
Total	$4,155
5. LEASES
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
Operating lease right of use, or ROU, assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the Company's best estimate of the collateralized borrowing rate over a similar term at the commencement date of the lease in determining the present value of future payments. The operating lease ROU assets also include any lease payments made and lease incentives and initial direct costs incurred. The lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise that option.
The following table summarizes the Company's lease assets and liabilities as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Assets
Operating lease right of use assets	$8,141	$11,128
Finance lease assets, included in Property and equipment, net (1)	495	1,917
Total leased assets	$8,636	$13,045
Liabilities
Current
Operating lease liabilities, included in Other current liabilities	$4,716	$4,177
Finance lease liabilities, included in Other current liabilities	15	1,418
Long-term
Long-term operating leases, net of current portion	5,394	9,767
Finance leases, net of current portion	$8	$27
Total lease liabilities	$10,133	$15,389
(1) Finance leases are presented net of accumulated amortization of $5.8 million and $4.4 million as of December 31, 2020 and 2019, respectively.
The following table summarizes the components of lease expense for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Operating lease cost, included in General and administrative expense (1)	$4,093	$4,808
Finance lease cost:
Amortization of leased assets, included in General and administrative expense	1,421	2,041
Interest on lease liabilities, included in Other income (expense), net	35	140
Less: sublease income, reducing rent expense in General and administrative expense (2)	(167)	(168)
Net lease cost	$5,382	$6,821
(1) Excludes short-term lease costs of $0.2 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively.
(2) The Company subleases space to a third party for which it anticipates receiving $0.2 million in annual rental payments during the term of the sublease agreement, which is through August 2022.

The following table summarizes other information related to leases for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4,501	$4,852
Operating cash outflows from finance leases	105	216
Financing cash outflows from finance leases	1,422	2,209
Weighted-average remaining lease term (years)
Operating leases	2.22	3.20
Finance leases	0.41	1.37
Weighted-average discount rate
Operating leases	5.48%	5.50%
Finance leases	7.12%	7.28%
The following table summarizes maturities of lease liabilities as of December 31, 2020 (in thousands):

	Operating Leases	Finance Leases
2021	$5,130	$15
2022	4,360	8
2023	1,236	—
Total lease payments	$10,726	$23
Less: imputed interest	(616)	—
Present value of lease liabilities	$10,110	$23
As of December 31, 2020, the Company had no material operating or finance leases that had not yet commenced.
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
7. LINE OF CREDIT
On August 5, 2020, the Company established a $25.0 million revolving credit facility with a commercial lender that is available for use until August 5, 2023. Proceeds from borrowings under the credit facility may be used for working capital and general corporate purposes, including acquisitions. Up to $10.0 million of the facility is available for letters of credit. Additionally, the Company may request increases to the facility, subject to the consent of the lender, provided that the aggregate amount of such increases during the term do not exceed $10.0 million. Amounts borrowed under the facility will bear interest equal to either a base rate plus 2.25% per annum or LIBOR plus 3.25% per annum. The Company will pay a fee on all outstanding letters of credit at a rate of 3.25% per annum. In addition, the Company will pay a quarterly fee at a rate of 0.50% per annum on the undrawn portion of the facility. As collateral for extension of credit under the facility, the Company granted security interests in substantially all of its assets and those of one of its subsidiaries. The agreement for the credit facility contains customary representations and warranties and subjects the Company to affirmative and negative covenants. As of December 31, 2020, the Company had not drawn on, or issued any letters of credit under, the credit facility.

8. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition
The Company derives the majority of its revenue from subscription fees paid for access to and usage of its SaaS solutions for a specified contract term. A customer typically pays a recurring subscription fee based on a specified minimum amount of gross merchandise value (GMV) or advertising spend that the customer expects to process through the Company's platform. Subscription fees may also include implementation fees such as launch assistance and training fees. The remaining portion of a customer's fee is variable and is based on a specified percentage of GMV or advertising spend processed through the Company's platform in excess of the customer's specified minimum GMV or advertising spend amount. In most cases, the specified percentage of excess GMV or advertising spend on which the variable fee is based is fixed and does not vary depending on the amount of the excess. Subscription fees are billed in advance of the subscription term and are due in accordance with contract terms, which generally provide for payment within 30 days. Variable fees are subject to the same payment terms, although they are generally billed at the end of the period in which they are incurred. The Company also generates revenue from its solutions that allow brands to direct potential consumers from their websites and digital marketing campaigns to authorized resellers. The majority of the Company's contracts have a one year term. The Company's contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of the Company's software at any time. Sales taxes collected from customers and remitted to government authorities are excluded from revenue.
Customers may subscribe to the Company's SaaS solutions on a self-service or managed-service basis. Self-service subscriptions allow the customer to manage their own activity on the platform. Launch services are also available, although they are not required for the customer to access the platform. Revenue from self-service subscriptions, including subscription fees and fees associated with any elected launch services, is recognized ratably over the subscription term, which is typically one year, beginning on the date the customer has access to the platform. Managed-service subscriptions offer the customer an outsourced, managed platform experience. Implementation services are included with managed-service subscriptions and are necessary to launch on the platform. Revenue from managed-service subscriptions, including subscription fees and fees associated with implementation services, is recognized ratably over the subscription term, which is typically one year, beginning once implementation services are complete.
As noted above, customers incur variable fees when the GMV or the advertising spend processed through the platform exceeds the GMV or advertising spend included in their subscriptions. In general, revenue from variable fees is recognized in the period in which the related GMV or advertising spend is processed through the platform.
Disaggregation of Revenue
The Company's customers are categorized as follows:
Retailers. The Company generally categorizes a customer as a retailer if it primarily focuses on selling third-party products.
Brands. The Company generally categorizes a customer as a brand if it primarily focuses on selling its own proprietary products.
Other. Other is primarily comprised of strategic partnerships.
The following table summarizes revenue disaggregation by customer type for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Retailers	87,704	84,316	89,992
Brands	47,999	38,470	32,628
Other	9,369	7,173	8,598
	$145,072	$129,959	$131,218
Contracts with Multiple Performance Obligations
Customers may elect to purchase a subscription to multiple modules, multiple modules with multiple service levels, or, for certain of the Company's solutions, multiple brands or geographies. The Company evaluates such contracts to determine whether the services to be provided are distinct and accordingly should be accounted for as separate performance obligations. If the Company determines that a contract has multiple performance obligations, the transaction price, which is the total price of the contract, is allocated to each performance obligation based on a relative standalone selling price method. The Company estimates standalone selling price based on observable prices in past transactions for which the product offering subject to the performance obligation has been sold separately. As the performance obligations are satisfied, revenue is recognized as discussed above.
Transaction Price Allocated to Future Performance Obligations
As the Company typically enters into contracts with customers for a twelve-month subscription term, a substantial majority of its performance obligations that have not yet been satisfied as of December 31, 2020 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, the aggregate transaction price allocated to the unsatisfied performance obligations was $30.6 million as of December 31, 2020, of which $19.0 million is expected to be recognized as revenue over the next twelve months.
Deferred Revenue
Deferred revenue generally represents the unearned portion of subscription fees. Deferred revenue is recorded when fees are invoiced in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying consolidated balance sheets under "Total current liabilities," net of any long-term portion that is included in "Other long-term liabilities." The following table summarizes deferred revenue activity for the year ended December 31, 2020 (in thousands):

	Balance, beginning of period	Net additions	Revenue recognized from deferred revenue	Balance, end of period
Deferred revenue	$21,459	109,045	(107,203)	$23,301
Of the $145.1 million of revenue recognized in the year ended December 31, 2020, $20.0 million was included in deferred revenue at January 1, 2020.
Costs to Obtain Contracts
The Company capitalizes sales commissions and a portion of other incentive compensation costs that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying consolidated balance sheets and are classified as "Prepaid expenses and other current assets," net of any long-term portion that is included in "Deferred contract costs, net of current portion." As of December 31, 2020, $7.3 million was included in "Prepaid expenses and other current assets." Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which the Company has determined to be 5 years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the year ended December 31, 2020 (in thousands):

	Balance, beginning of period	Additions	Amortized costs (1)	Balance, end of period
Deferred contract costs	$18,414	8,963	(6,044)	$21,333
(1) Includes contract costs amortized to sales and marketing expense during the period and the impact from foreign currency exchange rate fluctuations.
9. INCOME TAXES
The components of income (loss) before income taxes for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	2020	2019	2018
Domestic	$18,176	$1,994	$(10,552)
Foreign	1,092	2,177	3,565
Total income (loss) before income taxes	$19,268	$4,171	$(6,987)
The provision for income tax expense (benefit) included the following for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Current:
Federal	$(10)	$(10)	$(20)
State	460	—	—
Foreign	32	168	141
Total	482	158	121
Deferred:
Federal	—	—	(211)
State	3	(18)	12
Foreign	(42)	549	692
Total	(39)	531	493
Total tax expense	$443	$689	$614
Additionally, the Company recorded $(0.1) million of foreign deferred income tax benefit and $0.1 million of foreign current income tax expense in other comprehensive income for the years ended December 31, 2020 and 2019, respectively. There was no impact on other comprehensive income for the year ended December 31, 2018.
The Company accounts for the global intangible low taxed income inclusion as a period cost.
The components of the Company's net deferred tax assets as of December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Deferred tax assets:
Domestic tax loss carryforwards	$27,651	$31,974
Foreign tax loss carryforwards	7,596	6,098
Stock-based compensation	3,092	3,129
Tax credits	4,345	3,860
Operating lease liability	2,277	3,121
Other assets	3,010	2,062
Valuation allowance	(35,393)	(38,603)
Total deferred tax assets	12,578	11,641
Deferred tax liabilities:
Fixed assets	1,000	821
Intangible assets	1,395	491
Capitalized contract costs	5,242	4,468
Right of use assets	1,840	2,478
Other liabilities	21	21
Total deferred tax liabilities	9,498	8,279
Net deferred tax asset	$3,080	$3,362
At December 31, 2020 and 2019, the Company had federal net operating loss, or NOL, carryforwards of $110.3 million and $128.7 million, respectively, which expire beginning in 2026. At December 31, 2020 and 2019, the Company had state

NOL carryforwards of $136.5 million and $151.1 million, respectively, which expire beginning in 2021. At December 31, 2020 and 2019, the Company had U.S. federal income tax credit carryforwards of $5.9 million and $5.1 million, respectively, which expire beginning in 2034. The utilization of the NOL and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as defined under the Internal Revenue Code and state and foreign tax laws. During the year ended December 31, 2020, the Company assessed the limitations on its U.S. federal and state NOL carryforwards and determined that the Company is not prohibited from utilizing its NOL carryforwards, with the exception of $0.9 million and $0.2 million related to U.S. federal and state NOL carryforwards, respectively, from an acquired entity. As of December 31, 2020 and 2019, the Company also had foreign NOL carryforwards for use against future tax in those jurisdictions of $36.6 million and $32.3 million, respectively. The majority of the Company's foreign NOLs can be carried forward indefinitely.
A valuation allowance has been recognized to offset deferred tax assets, primarily attributable to NOL carryforwards that the Company has determined are not more likely than not to be realized. There were net decreases in the valuation allowance of $3.2 million and $0.4 million during the years ended December 31, 2020 and 2019, respectively, that were allocable to operations. The Company does not generally consider deferred tax liabilities on indefinite-lived assets as a source of future taxable income available to be able to realize deferred tax assets. However, the Company considers the deferred tax liability associated with an indefinite-lived intangible asset as a source of future taxable income available to be able to realize the deferred tax asset recorded for the U.S. federal NOL carryforwards generated in years ended after December 31, 2017, which can be carried forward indefinitely. Since both the deferred tax liability and the deferred tax asset have indefinite lives, they offset each other to arrive at the net deferred tax asset, which is offset by a valuation allowance.
Generally, undistributed earnings of the Company's foreign subsidiaries are indefinitely reinvested offshore and, accordingly, no provision for U.S. federal, state or foreign income taxes has been provided thereon. In the year ended December 31, 2019, the Company determined that the undistributed earnings of its foreign subsidiary located in China are no longer permanently reinvested. Accordingly, the Company recorded a deferred tax liability for this temporary difference. The amount of the deferred tax liability is nominal. The cumulative amount of undistributed earnings of the Company's non-U.S. subsidiaries for the years ended December 31, 2020 and 2019 was $0.5 million and nominal, respectively. The determination of the deferred tax liability, which requires complex analysis of international tax situations related to repatriation, is not practicable at this time. The Company is funding the working capital needs of its foreign operations through its U.S. operations. In the future, the Company will utilize any foreign undistributed earnings, as well as continued funding from its U.S. operations, to support its continued investment in foreign growth.
A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
U.S. statutory federal rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	3.9	3.7	7.8
Nondeductible expenses and excludable income	(0.4)	1.6	(3.7)
Effect of foreign tax rate differential	(0.2)	2.3	(0.5)
Uncertain tax positions	1.8	4.9	(3.3)
Research and development credit	(4.8)	(24.8)	15.1
Change in valuation allowance	(17.0)	(12.0)	(36.4)
Expiration of NOL carryforwards	0.7	4.0	(1.0)
Stock-based compensation	(0.9)	6.4	(9.8)
Change in statutory tax rates	(2.3)	4.0	0.6
Other	0.5	5.4	1.4
Effective tax rate	2.3%	16.5%	(8.8)%
The Company's effective tax rates for the years ended December 31, 2020, 2019 and 2018 are lower than the U.S. federal statutory rate 21% primarily due to operating losses which are subject to a valuation allowance. The Company cannot recognize the tax benefit of operating loss carryforwards generated in certain jurisdictions due to uncertainties relating to future taxable income in those jurisdictions in terms of both its timing and its sufficiency, which would enable the Company to realize the benefits of those carryforwards. The primary reason for the variances in the tax rate impacts from uncertain tax positions, research and development credits, change in valuation allowance, expiration of NOL carryforwards and stock-based compensation for the years ended December 31, 2020, 2019 and 2018 is the variance in income and loss before income taxes between the three years. The decrease and increase in the tax rate impact from change in valuation allowance in the year ended December 31, 2020, as compared to the years ended December 31, 2019 and 2018, respectively, is also partially attributable to the utilization of U.S. federal and state NOLs in the year ended December 31, 2020, which are offset by a valuation allowance. The decrease and increase in the impact on the tax rate from stock-based compensation in the year ended December 31, 2020, as compared to the years ended December 31, 2019 and 2018, respectively, is also partially attributable to an increase in stock-based compensation windfalls and deductions from disqualifying dispositions of incentive stock options in the year ended December 31, 2020. The Company's foreign jurisdictions comprise a mix of income and loss making entities. In the years ended December 31, 2020, 2019 and 2018, foreign income exceeded foreign losses.
The Company accounts for uncertain tax provisions in accordance with Accounting Standards Codification Topic 740-10, Income Taxes ("ASC 740-10"). This guidance provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return.
The following table shows the changes in unrecognized tax benefits in accordance with ASC 740-10 for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Balance as of January 1,	$1,601	$1,408	$1,282
Increases related to current tax positions	281	183	217
Increases related to prior year tax positions	150	20	12
Decreases related to prior year tax positions	(109)	(10)	(103)
Balance as of December 31,	$1,923	$1,601	$1,408
Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that a de minimis amount of unrecognized tax benefits could reverse in the next twelve months.
The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local tax examinations by tax authorities for tax periods 2016 and prior, although carryforward attributes that were generated prior to 2017 may still be adjusted upon examination by the Internal Revenue Service if they either have been or will be used in a future period. The Company is no longer subject to examination in foreign tax jurisdictions for tax periods 2015 and prior. No income tax returns are currently under examination by taxing authorities.

10. EQUITY INCENTIVE PLANS AND STOCK-BASED COMPENSATION
In May 2013, the Company's board of directors adopted, and the Company's stockholders approved, the 2013 Equity Incentive Plan, or the 2013 Plan, pursuant to which the Company initially reserved 1,250,000 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2013 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company's employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2014 through January 1, 2023, by 5% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company's board of directors. Accordingly, on January 1, 2021 the number of shares reserved for issuance under the 2013 Plan increased by 1,451,021 shares. As of December 31, 2020, 3,443,894 shares remained available for future grant under the 2013 Plan. As a result of the adoption of the 2013 Plan, no further grants may be made under the former 2001 Stock Plan.
In February 2020, the Company's Compensation Committee implemented changes to the equity compensation program for the Company's executive officers. Beginning in 2020, 50% of each executive's equity awards were granted in the form of performance-based vesting restricted stock units, or PSUs, that are eligible for vesting only if the Company achieves pre-defined targets set by the Compensation Committee for the Company's combined year-over-year revenue growth and adjusted earnings before interest, tax, depreciation and amortization, or EBITDA, margin over a multi-year measurement period (a two-year measurement period for fiscal 2020 grants), subject to the executive's continued service with the Company. For any PSUs to vest, revenue growth must be positive over the performance period. Vesting of these PSU awards is based on a sliding scale of actual performance against the pre-defined goals. The sliding scale ranges from zero vesting and forfeiture of the awards if the Company does not achieve the performance threshold, to an award of up to 150% of the target number of awards if the pre-defined maximum performance is achieved. As soon as reasonably practicable after the completion of the performance period, the Compensation Committee will determine the level of attainment of the performance goal and if the performance threshold is achieved, on the second anniversary of the grant date, subject to the executive's continued service as of that date, 50% of the earned PSU awards will vest and, on the third anniversary of the grant date, the remaining 50% of earned PSU awards will vest, subject to the executive's continued service as of that date. The Committee may make adjustments to the manner in which the achievement is determined as it deems equitable and appropriate to exclude the effect of unusual, non-recurring or infrequent matters, transactions or events affecting the Company or its consolidated financial statements; changes in accounting principles, practices or policies or in tax laws or other laws or requirements; or other similar events, matters or changed circumstances. Each adjustment, if any, shall be made solely for the purpose of maintaining the intended economics of the award in light of changed circumstances to prevent the dilution or enlargement of the executive's rights with respect to the PSUs. The fair value of the PSU awards is determined using the Company's stock price on the grant date. These awards are equity classified and will be expensed over the requisite service period based on the extent to which achievement of the performance metrics is probable.
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Cost of revenue	$972	$995	$911
Sales and marketing	2,792	2,385	3,144
Research and development	2,168	1,898	2,152
General and administrative	4,268	3,698	4,391
	$10,200	$8,976	$10,598
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
The following table summarizes the assumptions used for estimating the fair value of stock options granted for the years ended December 31, 2019 and 2018:

	2019	2018
Risk-free interest rate	1.8% - 2.5%	2.7% - 2.9%
Expected term (years)	6.25	6.25
Expected volatility	37% - 41%	43%
Dividend yield	0%	0%
There were no stock options granted during the year ended December 31, 2020.
The following is a summary of the option activity for the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding balance at December 31, 2019	2,196,766	$10.47
Granted	—	—
Exercised	(440,174)	8.69
Forfeited	(5,355)	11.60
Expired	(47,992)	12.38
Outstanding balance at December 31, 2020	1,703,245	$10.87	5.69	$9,160
Exercisable at December 31, 2020	1,189,509	$10.38	4.80	$7,122
Vested and expected to vest at December 31, 2020	1,594,971	$10.80	5.55	$8,727
The weighted average grant date fair value for the Company's stock options granted during the years ended December 31, 2019 and 2018 was $4.51 and $5.98 per share, respectively.
The total fair value of stock options vested during the years ended December 31, 2020, 2019 and 2018 was $1.5 million, $1.8 million and $1.5 million, respectively.
The total compensation cost related to nonvested stock options not yet recognized as of December 31, 2020 was $0.6 million and will be recognized over a weighted average period of approximately 1.3 years.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019, and 2018 was $2.3 million, $0.2 million and $0.6 million, respectively.

Restricted Stock Units and Performance Stock Units
The following table summarizes the RSU and PSU activity for the year ended December 31, 2020:

	Number of RSUs	Weighted Average Grant-Date Fair Value	Number of PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2019	2,086,646	$10.93	—	$—
Granted	958,055	11.32	142,317	9.27
Vested	(743,730)	11.21	—	—
Forfeited	(240,143)	10.36	—	—
Unvested as of December 31, 2020	2,060,828	$11.08	142,317	$9.27
The total unrecognized compensation cost related to the unvested RSUs and PSUs as of December 31, 2020 was $9.0 million and $1.1 million, respectively, and will be recognized over a weighted average period of approximately 1.8 years and 1.7 years, respectively.
11. NET INCOME (LOSS) PER SHARE
The following table summarizes the calculation of basic and diluted net income (loss) per share for the years ended December 31, 2020, 2019 and 2018 (in thousands, except share and per share data):

	2020	2019	2018
Basic:
Net income (loss)	$18,825	$3,482	$(7,601)
Weighted average common shares outstanding, basic	28,616,401	27,886,278	27,138,274
Basic net income (loss) per share	$0.66	$0.12	$(0.28)
Diluted:
Net income (loss)	$18,825	$3,482	$(7,601)
Weighted average common shares outstanding, basic	28,616,401	27,886,278	27,138,274
Dilutive effect of:
Stock options	383,607	167,208	—
Unvested RSUs	1,035,253	763,491	—
Diluted weighted average common shares outstanding	30,035,261	28,816,977	27,138,274
Diluted net income (loss) per share	$0.63	$0.12	$(0.28)
For the year ended December 31, 2018, the Company incurred a net loss and, therefore, the effect of the Company's outstanding stock options and unvested RSUs were not included in the calculation of diluted net loss per share as the effect would be anti-dilutive.
The following equity instruments have been excluded from the calculation of diluted net income (loss) per share because the effect is anti-dilutive for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Stock options	437,927	1,626,757	2,208,141
RSUs	60,674	278,937	2,216,430

12. RESTRUCTURING
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
13. SEGMENT AND GEOGRAPHIC INFORMATION
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
Substantially all assets were held in the United States during the years ended December 31, 2020 and 2019. The following tables summarize revenue by geography and by product for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Revenue by geography (1):
Domestic	$108,556	$97,111	$100,442
International	36,516	32,848	30,776
Total	$145,072	$129,959	$131,218

Revenue by product:
Marketplaces	$107,425	$95,757	$96,321
Digital marketing	21,424	19,683	18,919
Other	16,223	14,519	15,978
Total	$145,072	$129,959	$131,218
(1) Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on the reported total revenue for the period.
The Company's revenue from international customers based in the United Kingdom totaled $12.5 million, $13.0 million and $12.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. No other single foreign country represented more than 10% of the Company's revenue for any of the periods indicated.
14. RETIREMENT PLANS
The Company provides retirement plans whereby participants may elect to contribute a portion of their annual compensation to the plans, after complying with certain requirements and subject to certain limitations. The Company contributed an aggregate of $1.9 million to the plans for the year ended December 31, 2020 and $1.7 million for each of the years ended December 31, 2019 and 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report. The term "disclosure controls and procedures," as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, or the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included in Part II, Item 8. of this Annual Report.
ITEM 9B. OTHER INFORMATION

Not applicable.
PART III
We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," and "Executive Officers."
ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-35940), filed with the Securities and Exchange Commission on May 29, 2013).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-35940), filed with the Securities and Exchange Commission on May 29, 2013).

4.1	Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on May 9, 2013).

4.2	Description of Certain of Registrant's Securities (incorporated herein by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 12, 2020).

10.1+	2001 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.2+	Form of Incentive Stock Option Agreement under 2001 Stock Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.3+	2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 (File No. 333-188988), filed with the Securities and Exchange Commission on May 31, 2013).

10.4+	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 26, 2013).

10.5+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 26, 2013).

10.6+	Form of Indemnification Agreement with non-employee directors (incorporated herein by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.7+	Amended and Restated Executive Severance and Change in Control Letter Agreement, dated as of December 17, 2014, by and between the Registrant and David J. Spitz (incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 26, 2015).

10.8+
Schedule of Compensation for Non-Employee Directors, adopted effective as of January 21, 2020 (incorporated herein by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 12, 2020).

10.9	Office Lease, dated as of August 15, 2014, by and between the Registrant and Raleigh 1 LP (as successor in interest to Duke Realty Limited Partnership) (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 6, 2014).

10.10+	Executive Severance and Change in Control Letter Agreement, dated as of December 17, 2014, by and between the Registrant and Diana S. Allen (incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 26, 2015).

10.11	First Amendment to Office Lease, dated as of December 10, 2015, by and between the Registrant and Raleigh 1 LP (as successor in interest to Duke Realty Limited Partnership) (incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K (File No. 001-35940), filed with the SEC on February 25, 2016).

10.12	Second Amendment to Office Lease, dated as of August 25, 2017, by and between the Registrant and Raleigh 1 LP (as successor in interest to Duke Realty Limited Partnership) (incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K (File No. 001-35940), filed with the SEC on February 13, 2018).

10.13	Third Amendment to Office Lease, dated as of April 5, 2018, by and between the Registrant and Raleigh 1 LP (as successor in interest to Duke Realty Limited Partnership). (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on August 9, 2018).

10.14+	Amendment to Executive Severance and Change in Control Letter Agreement, dated as of December 31, 2018, by and between the Registrant and David J. Spitz. (incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 13, 2019).

10.15+	Amendment to Executive Severance and Change in Control Letter Agreement, dated as of December 31, 2018, by and between the Registrant and Diana S. Allen. (incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 13, 2019).

10.16+	Executive Severance and Change in Control Letter Agreement, dated as of November 5, 2015, by and between the Registrant and Richard Cornetta, as amended on December 31, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 7, 2019).

10.17+	Amended and Restated Executive Severance and Change in Control Letter Agreement, dated as of August 8, 2019, by and between the Registrant and Elizabeth Segovia (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 7, 2019).

10.18+
Second Amendment to Executive Severance and Change in Control Letter Agreement, dated as of November 11, 2019, by and between the Registrant and David J. Spitz (incorporated herein by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 12, 2020).

10.19+
Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on May 7, 2020).

10.20
Credit Agreement, dated as of August 5, 2020, by and between the Registrant, as Borrower, and HSBC Bank USA, N.A., as Lender (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 5, 2020).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1*	Power of Attorney (contained on signature page hereto).

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1^	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 _____________________________

^	These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+	Indicates management contract or compensatory plan.

*	Filed herewith.
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

CHANNELADVISOR CORPORATION

	By:	/s/ David J. Spitz
February 11, 2021		David J. Spitz Chief Executive Officer
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

Signature	Title	Date

/s/ David J. Spitz	Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2021
David J. Spitz

/s/ Richard F. Cornetta	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 11, 2021
Richard F. Cornetta

/s/ Timothy J. Buckley	Director	February 11, 2021
Timothy J. Buckley

/s/ Joseph L. Cowan	Director	February 11, 2021
Joseph L. Cowan

/s/ Janet R. Cowell	Director	February 11, 2021
Janet R. Cowell

/s/ Marshall A. Heinberg	Director	February 11, 2021
Marshall A. Heinberg

/s/ Marc E. Huffman	Director	February 11, 2021
Marc E. Huffman

/s/ Timothy V. Williams	Director	February 11, 2021
Timothy V. Williams

/s/ M. Scot Wingo	Director	February 11, 2021
M. Scot Wingo