Form 10-Q
period 2021-03-31
CHANNELADVISOR CORP
filed 2021-05-06
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on April 30, 2021 was 29,732,852.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,384	$71,545
Accounts receivable, net of allowance of $393 and $417 as of March 31, 2021 and December 31, 2020, respectively	25,815	24,705
Prepaid expenses and other current assets	13,008	13,874
Total current assets	121,207	110,124
Operating lease right of use assets	7,200	8,141
Property and equipment, net	8,103	8,707
Goodwill	30,990	30,990
Intangible assets, net	3,870	4,155
Deferred contract costs, net of current portion	14,700	14,040
Long-term deferred tax assets, net	3,430	3,551
Other assets	888	953
Total assets	$190,388	$180,661
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$375	$158
Accrued expenses	13,621	14,008
Deferred revenue	25,417	22,819
Other current liabilities	5,413	6,029
Total current liabilities	44,826	43,014
Long-term operating leases, net of current portion	4,159	5,394
Other long-term liabilities	1,431	2,162
Total liabilities	50,416	50,570
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,732,852 and 29,020,424 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	30	29
Additional paid-in capital	293,415	288,842
Accumulated other comprehensive loss	(1,245)	(1,095)
Accumulated deficit	(152,228)	(157,685)
Total stockholders' equity	139,972	130,091
Total liabilities and stockholders' equity	$190,388	$180,661
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$39,166	$32,032
Cost of revenue	8,408	7,063
Gross profit	30,758	24,969
Operating expenses:
Sales and marketing	14,632	12,340
Research and development	5,527	4,801
General and administrative	4,882	5,735
Total operating expenses	25,041	22,876
Income from operations	5,717	2,093
Other (expense) income:
Interest (expense) income, net	(33)	126
Other (expense) income, net	(130)	8
Total other (expense) income	(163)	134
Income before income taxes	5,554	2,227
Income tax expense	97	220
Net income	$5,457	$2,007
Net income per share:
Basic	$0.19	$0.07
Diluted	$0.18	$0.07
Weighted average common shares outstanding:
Basic	29,294,130	28,161,765
Diluted	31,138,533	29,047,028
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$5,457	$2,007
Other comprehensive loss:
Foreign currency translation adjustments	(150)	(800)
Total comprehensive income	$5,307	$1,207
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$5,457	$2,007
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,832	1,478
Bad debt (recovery) expense	(4)	297
Stock-based compensation expense	3,048	2,914
Deferred income taxes	97	220
Other items, net	(1,536)	(213)
Changes in assets and liabilities:
Accounts receivable	(1,060)	291
Prepaid expenses and other assets	1,290	993
Deferred contract costs	(1,131)	(60)
Accounts payable and accrued expenses	(2,203)	(981)
Deferred revenue	2,589	(1,204)
Cash and cash equivalents provided by operating activities	8,379	5,742
Cash flows from investing activities
Purchases of property and equipment	(225)	(344)
Payment of software development costs	(749)	(672)
Cash and cash equivalents used in investing activities	(974)	(1,016)
Cash flows from financing activities
Repayment of finance leases	(4)	(7)
Proceeds from exercise of stock options	3,587	87
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(66)	—
Cash and cash equivalents provided by financing activities	3,517	80
Effect of currency exchange rate changes on cash and cash equivalents	(83)	(242)
Net increase in cash and cash equivalents	10,839	4,564
Cash and cash equivalents, beginning of period	71,545	51,785
Cash and cash equivalents, end of period	$82,384	$56,349
Supplemental disclosure of cash flow information
Cash paid for interest	$30	$1
Cash paid for income taxes, net	$1	$144
Supplemental disclosure of noncash investing and financing activities
Accrued statutory tax withholding related to net-share settlement of restricted stock units	$1,995	$980
Accrued capital expenditures	$2	$66
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
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss and cash flows. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results for the full year or the results for any future periods, especially in light of the ongoing and potential effects of the novel coronavirus, or COVID-19, pandemic on the Company’s business, operations and financial performance. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2020, or fiscal 2020, which are included in the Company's Annual Report on Form 10-K for fiscal 2020. There have been no material changes to the Company's significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2020.
Recent Accounting Pronouncements
The Company has reviewed new accounting pronouncements that were issued during the three months ended March 31, 2021 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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

3. STOCKHOLDERS' EQUITY
The following tables summarize quarterly stockholders' equity activity for the three months ended March 31, 2021 and 2020 (in thousands, except number of shares):

	Activity For The Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	29,020,424	$29	$288,842	$(1,095)	$(157,685)	$130,091
Exercise of stock options and vesting of restricted stock units	802,270	1	3,586	—	—	3,587
Stock-based compensation expense	—	—	3,048	—	—	3,048
Statutory tax withholding related to net-share settlement of restricted stock units	(89,842)	—	(2,061)	—	—	(2,061)
Net income	—	—	—	—	5,457	5,457
Foreign currency translation adjustments	—	—	—	(150)	—	(150)
Balance, March 31, 2021	29,732,852	$30	$293,415	$(1,245)	$(152,228)	$139,972

	Activity For The Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	28,077,469	$28	$278,111	$(1,740)	$(176,750)	$99,649
Cumulative effect of accounting change (1)	—	—	—	—	240	240
Exercise of stock options and vesting of restricted stock units	394,998	—	87	—	—	87
Stock-based compensation expense	—	—	2,914	—	—	2,914
Statutory tax withholding related to net-share settlement of restricted stock units	(107,398)	—	(980)	—	—	(980)
Net income	—	—	—	—	2,007	2,007
Foreign currency translation adjustments	—	—	—	(800)	—	(800)
Balance, March 31, 2020	28,365,069	$28	$280,132	$(2,540)	$(174,503)	$103,117
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
Amortization expense associated with the Company's intangible assets was $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.
There were no changes to the Company's goodwill during the three months ended March 31, 2021.

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
The acquisition of Blueboard, a private limited company organized under the laws of France ("BlueBoard"), on July 23, 2020 included a contingent consideration arrangement that allows for payments of up to $3.0 million based upon the achievement of specified annual revenue targets through July 2023. Contingent consideration was measured at fair value at the acquisition date and is remeasured at fair value at each reporting date until the contingency is resolved.
The fair value of the contingent consideration related to the BlueBoard acquisition was estimated utilizing Black-Scholes option pricing models in which various scenarios for achievement of the financial targets and resulting payouts are then discounted to determine the present value of the resulting liability. Key assumptions used in the measurement of fair value of contingent consideration include the forecasted revenue growth, revenue volatility and discount rates among other assumptions. Changes in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future. The fair value of the contingent consideration is recorded in "Other long-term liabilities" on the Company's consolidated balance sheet. Changes in the fair value of contingent consideration are recognized within general and administrative expenses in the Company’s consolidated statements of operations.
The following table presents the changes to the Company's liability for acquisition-related contingent consideration for the three months ended March 31, 2021 (in thousands):

Balance as of December 31, 2020	$1,330
Change in fair value	(1,313)
Balance as of March 31, 2021	$17
6. CAPITALIZED SOFTWARE DEVELOPMENT COSTS
Capitalized software development costs related to creating internally developed software and implementing software purchased for internal use are included in property and equipment in the accompanying condensed consolidated balance sheets. The Company capitalized software development costs of $0.7 million during both the three months ended March 31, 2021 and 2020. Amortization expense related to capitalized internally developed software was $0.6 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively, and is included in cost of revenue or general and administrative expense in the accompanying condensed consolidated statements of operations, depending upon the nature of the software development project. The net book value of capitalized internally developed software was $4.3 million and $4.2 million at March 31, 2021 and December 31, 2020, respectively.

7. LINE OF CREDIT
On August 5, 2020, the Company established a $25.0 million revolving credit facility with a commercial lender that is available for use until August 5, 2023. Proceeds from borrowings under the credit facility may be used for working capital and general corporate purposes, including acquisitions. Up to $10.0 million of the facility is available for letters of credit. Additionally, the Company may request increases to the facility, subject to the consent of the lender, provided that the aggregate amount of such increases during the term do not exceed $10.0 million. Amounts borrowed under the facility will bear interest equal to either a base rate plus 2.25% per annum or LIBOR plus 3.25% per annum. The Company will pay a fee on all outstanding letters of credit at a rate of 3.25% per annum. In addition, the Company will pay a quarterly fee at a rate of 0.50% per annum on the undrawn portion of the facility. As collateral for extension of credit under the facility, the Company granted security interests in substantially all of its assets and those of one of its subsidiaries. The agreement for the credit facility contains customary representations and warranties and subjects the Company to affirmative and negative covenants. As of March 31, 2021, the Company had not drawn on, or issued any letters of credit under, the credit facility.
8. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition and Disaggregation of Revenue
The Company derives the majority of its revenue from subscription fees paid for access to and usage of its SaaS solutions for a specified contract term. A customer typically pays a recurring subscription fee based on a specified minimum amount of gross merchandise value, or GMV, or advertising spend that the customer expects to process through the Company's platform. Subscription fees may also include implementation fees such as launch assistance and training fees. The remaining portion of a customer's fee is variable and is based on a specified percentage of GMV or advertising spend processed through the Company's platform in excess of the customer's specified minimum GMV or advertising spend amount. In most cases, the specified percentage of excess GMV or advertising spend on which the variable fee is based is fixed and does not vary depending on the amount of the excess. Subscription fees are billed in advance of the subscription term and are due in accordance with contract terms, which generally provide for payment within 30 days. Variable fees are subject to the same payment terms, although they are generally billed at the end of the period in which they are incurred. The Company also generates revenue from its solutions that allow brands to direct potential consumers from their websites and digital marketing campaigns to authorized resellers. The majority of the Company's contracts have a one year term. The Company's contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of the Company's software at any time. Sales taxes collected from customers and remitted to government authorities are excluded from revenue.
The Company's customers are categorized as follows:
Retailers. The Company generally categorizes a customer as a retailer if it primarily focuses on selling third-party products.
Brands. The Company generally categorizes a customer as a brand if it primarily focuses on selling its own proprietary products.
Other. Other is primarily comprised of strategic partnerships.
The following table summarizes revenue disaggregation by customer type for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Retailers	$21,777	$19,715
Brands	14,249	10,286
Other	3,140	2,031
	$39,166	$32,032
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
Transaction Price Allocated to Future Performance Obligations
As the Company typically enters into contracts with customers for a twelve-month subscription term, a substantial majority of its performance obligations that have not yet been satisfied as of March 31, 2021 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, the aggregate transaction price allocated to the unsatisfied performance obligations was $34.4 million as of March 31, 2021, of which $21.5 million is expected to be recognized as revenue over the next twelve months.
Deferred Revenue
Deferred revenue generally represents the unearned portion of subscription fees. Deferred revenue is recorded when fees are invoiced in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying condensed consolidated balance sheets under "Total current liabilities," net of any long-term portion that is included in "Other long-term liabilities." The following table summarizes deferred revenue activity for the three months ended March 31, 2021 (in thousands):

	Balance, beginning of period	Net additions	Revenue recognized from deferred revenue	Balance, end of period
Deferred revenue	$23,301	32,908	(30,280)	$25,929
Of the $39.2 million of revenue recognized in the three months ended March 31, 2021, $14.9 million was included in deferred revenue at January 1, 2021.
Costs to Obtain Contracts
The Company capitalizes sales commissions and a portion of other incentive compensation costs that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying condensed consolidated balance sheets and are classified as "Prepaid expenses and other current assets," net of any long-term portion that is included in "Deferred contract costs, net of current portion." As of March 31, 2021, $7.7 million was included in "Prepaid expenses and other current assets." Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which the Company has determined to be five years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the three months ended March 31, 2021 (in thousands):

	Balance, beginning of period	Additions	Amortized costs (1)	Balance, end of period
Deferred contract costs	$21,333	3,108	(2,040)	$22,401
(1) Includes contract costs amortized to sales and marketing expense during the period and the impact from foreign currency exchange rate fluctuations.
9. STOCK-BASED COMPENSATION
In February 2020, the Company’s Compensation Committee implemented changes to the equity compensation program for the Company’s executive officers. Beginning in 2020, 50% of each executive's equity awards were granted in the form of performance-based vesting restricted stock units, or PSUs, that are eligible for vesting only if the Company achieves pre-defined targets set by the Compensation Committee for the Company’s combined year-over-year revenue growth and adjusted earnings before interest, tax, depreciation and amortization, or EBITDA, margin over a two-year measurement period, subject to the executive’s continued service with the Company. For any PSUs granted in 2020 to vest, revenue growth must be positive over the performance period. Vesting of the PSU awards is based on a sliding scale of actual performance against the pre-defined goals. The sliding scale ranges from zero vesting and forfeiture of the awards if the Company does not achieve the performance threshold, to an award of up to 150% and 200% of the target number of awards for fiscal 2020 and 2021 grants, respectively, if the pre-defined maximum performance is achieved. As soon as reasonably practicable after the completion of the performance period, the Compensation Committee will determine the level of attainment of the performance goal and if the performance threshold is achieved, on the second anniversary of the grant date, subject to the executive’s continued service as of that date, 50% of the earned PSU awards will vest and, on the third anniversary of the grant date, the remaining 50% of earned PSU awards will vest, subject to the executive’s continued service as of that date. The Committee may make adjustments to the manner in which the achievement is determined as it deems equitable and appropriate to exclude the effect of unusual, non-recurring or infrequent matters, transactions or events affecting the Company or its consolidated financial statements; changes in accounting principles, practices or policies or in tax laws or other laws or requirements; or other similar events, matters or changed circumstances. Each adjustment, if any, shall be made solely for the purpose of maintaining the intended economics of the award in light of changed circumstances to prevent the dilution or enlargement of the executive’s rights with respect to the PSUs. The fair value of the PSU awards is determined using the Company’s stock price on the grant date. These awards are equity classified and will be expensed over the requisite service period based on the extent to which achievement of the performance metrics is probable.
The Company recognizes stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche.
Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$232	$319
Sales and marketing	820	740
Research and development	612	680
General and administrative	1,384	1,175
Total stock-based compensation expense	$3,048	$2,914

During the three months ended March 31, 2021, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Restricted stock units	413,432	$23.30
Performance stock units	71,932	$23.88
Total share-based awards	485,364
10. NET INCOME PER SHARE
Basic net income per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is calculated giving effect to all potentially dilutive shares of common stock, including stock options and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.

The following table summarizes the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Basic:
Net income	$5,457	$2,007
Weighted average common shares outstanding, basic	29,294,130	28,161,765
Basic net income per share	$0.19	$0.07
Diluted:
Net income	$5,457	$2,007
Weighted average common shares outstanding, basic	29,294,130	28,161,765
Dilutive effect of:
Stock options	631,657	115,241
Unvested restricted stock units	1,212,746	770,022
Weighted average common shares outstanding, diluted	31,138,533	29,047,028
Diluted net income per share	$0.18	$0.07
The following equity instruments have been excluded from the calculation of diluted net income per share because the effect is anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Stock options	22,856	1,857,279
Restricted stock units	84,147	252,297
11. INCOME TAXES
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company's effective tax rate was 1.7% and 9.9% for the three months ended March 31, 2021 and 2020, respectively. The tax expense for each of the periods was based on U.S. federal, state, local and foreign income taxes. The Company’s effective tax rate for these periods is lower than the U.S. federal statutory rate of 21% primarily due to the utilization of operating loss carryforwards which are subject to a valuation allowance. The Company cannot recognize the tax benefit of operating loss carryforwards generated in certain jurisdictions until they are utilized due to uncertainties relating to future taxable income in those jurisdictions in terms of both its timing and its sufficiency, which would enable the Company to realize the benefits of those carryforwards. The decrease in the effective tax rate for the three months ended March 31, 2021 compared with the same period in the prior year was primarily due to an increase in U.S. state income tax benefits resulting from tax deductions from stock-based compensation. Additionally, the decrease is partially due to an increase in forecasted income for the year ending December 31, 2021 that is not expected to result in a corresponding increase to income tax expense due to the utilization of operating loss carryforwards that are offset by a valuation allowance.
The American Rescue Plan Act, or ARP Act, was enacted on March 11, 2021. The ARP Act includes provisions on taxes, health care, unemployment benefits, direct payments, state and local funding and other issues. Included in the tax provisions was an expansion of the limitations on the deduction of excessive executive compensation. The Coronavirus, Aid, Relief and Economic Security Act, or CARES Act, was enacted on March 27, 2020.  The CARES Act includes both income tax and non-income tax measures to assist companies. Some of the key income tax-related provisions of the CARES Act include the elimination of the 80% limitation on certain net operating loss carryforwards and allowing net operating loss carrybacks, an increase to the interest expense deduction limit, passage of technical corrections to the Tax Cuts and Jobs Act of 2017, and acceleration of the Alternative Minimum Tax Credit refund. In addition to the income tax provisions, the ARP Act and CARES Act include non-income tax provisions, such as loan programs, penalty and interest-free deferral of certain tax payments, and payroll tax credits. The Company has decided not to apply for any of the loan programs in either Act. The Company is currently benefiting from penalty and interest-free tax payment deferral in a few of the jurisdictions where the Company has operations, including deferral of the employer portion of the 2020 U.S. Social Security tax payments as provided in the CARES Act. The

Company is also monitoring COVID-19 tax relief developments in U.S. states and foreign jurisdictions where the Company has operations.
The corporate tax changes in the ARP Act and CARES Act had an insignificant impact on the income tax provision for the three months ended March 31, 2021.
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
Substantially all assets were held in the United States during the three months ended March 31, 2021 and the year ended December 31, 2020. The Company categorizes domestic and international revenue from customers based on their billing address. The following table summarizes revenue by geography for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Domestic	$28,511	$23,914
International	10,655	8,118
Total revenue	$39,166	$32,032

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K for fiscal 2020.
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
EXECUTIVE OVERVIEW

FINANCIAL HIGHLIGHTS
•Total revenue of $39.2 million for the three months ended March 31, 2021 increased 22.3% from the comparable prior year period;
•Revenue was comprised of 77.3% subscription revenue and 22.7% variable revenue for the three months ended March 31, 2021 compared with 80.6% subscription revenue and 19.4% variable revenue for the three months ended March 31, 2020;
•Revenue from our brands customers represented 36.4% of total revenue for the three months ended March 31, 2021, up from 32.1% of total revenue for the comparable prior year period;
•Revenue derived from customers located outside of the United States as a percentage of total revenue was 27.2% for the three months ended March 31, 2021 compared with 25.3% for the comparable prior year period;

•Gross margin of 78.5% for the three months ended March 31, 2021 improved by 50 basis points compared with 78.0% for the comparable prior year period;
•Operating margin of 14.6% for the three months ended March 31, 2021 improved significantly from 6.5% for the comparable prior year period;
•Net income of $5.5 million for the three months ended March 31, 2021 improved compared with net income of $2.0 million for the comparable prior year period;
•Adjusted EBITDA, a non-GAAP measure, of $9.2 million for the three months ended March 31, 2021 increased 41.0% compared with adjusted EBITDA of $6.5 million for the comparable prior year period;
•Cash and cash equivalents were $82.4 million at March 31, 2021 compared with $71.5 million at December 31, 2020;
•Operating cash flow was $8.4 million for the three months ended March 31, 2021 compared with $5.7 million for the three months ended March 31, 2020; and
•Free cash flow, a non-GAAP measure, was $7.4 million for the three months ended March 31, 2021 compared with $4.7 million for the three months ended March 31, 2020.
EFFECTS OF COVID-19 ON OUR BUSINESS
COVID-19 has affected e-commerce in different ways and presents our business with both opportunities and risks. In general, the closing of many physical retail stores and the stay-at-home orders issued by many jurisdictions have driven a substantial shift in commerce to online channels like Amazon and Walmart. Since the first quarter of 2020, our business has been positively affected by a substantial increase in e-commerce volumes, which drove an increase in gross merchandise value, or GMV, processed through our platform, and benefited our variable revenue. How long, and to what extent, this level of higher GMV can continue is very difficult to forecast. We believe that the heightened GMV levels we have seen are likely to dissipate somewhat over time as COVID-19 vaccinations are administered to the overall population, retail stores reopen and stay-at-home orders ease. We also believe that some level of increased e-commerce may become permanent as customers become more regular online shoppers, which would increase demand for solutions, like ours, that help brands and retailers continue to shift toward digital channels.

COVID-19 has had a substantial impact on employment levels and the overall global economy. Governments around the world, including the U.S. Federal government and European Union, have enacted historic fiscal and monetary stimulus programs in an effort to mitigate the economic impact of COVID-19, and we believe these programs have helped support consumer spending. Whether and when, and to what extent, future stimulus programs are enacted is difficult to predict. Therefore, the risk of continued global economic distress remains high and may impact consumer demand and, hence, e-commerce volumes. How long this economic climate lasts, and whether or not the impact on consumer demand is more than offset by the shift to online shopping that we have seen since March 2020, is not knowable at this point.

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
•Product Offering Expansion. As online shopping evolves, we continue to expand our product offerings to reflect the needs of companies seeking to attract consumers. We continue to enhance our product offerings by increasing online shopping channel integrations, including marketplace and first-party retail programs, and providing capabilities that allow brands and retailers to be more competitive. This includes support for advertising, advanced algorithmic repricing, machine learning-based demand forecasting, analytics capabilities, fulfillment features and user experience.

•Marketplace Expansion. We have experienced substantial growth in GMV on our platform from marketplaces including Zalando, Target Plus, Shopify, and well over a hundred others, which we refer to collectively as our long tail of marketplaces. Supporting this trend, one of the major customer-driven investments we’re planning for this year is to significantly expand our breadth of supported channels, and we plan to add at least 80 additional marketplaces and other channels over the next 18 months. Many of our brands customers see a significant opportunity in expanding their reach to more consumers via these many channels, and we plan to move quickly to enable them.
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
•Seasonality. Our revenue fluctuates as a result of seasonal variations in our business, principally due to the peak consumer demand and related increased volume of our customers' GMV during the year-end holiday season. As a result, we have historically had higher revenue in our fourth quarter than other quarters due to increased GMV processed through our platform, resulting in higher variable fees. Since the second quarter of 2020, we have seen an increase in GMV processed through our platform, which does not follow the typical seasonal variations in our business, and resulted in higher than normal variable revenue. Refer to "Revenue" below for additional information.
OPPORTUNITIES AND RISKS
•Brands. We believe the digital transformation to e-commerce has changed the way brands interact with their customers, which is why we have identified that growing our brands business represents a significant strategic opportunity for us. We generally categorize a customer as a brand if it primarily focuses on selling its own proprietary products. Brands tend to have longer customer life cycles, stronger financial stability and overall better unit economics than retailers, which we consider to be companies focused primarily on selling third-party products. Brands also offer increased expansion opportunities to grow their e-commerce business through our platform; however they tend to have longer sales cycles. To help drive our future growth, we have made significant investments in our sales force, modified our sales compensation plans and allocated resources focused on growing our customer base of brands. In 2021, we plan to continue to invest in our sales organization and also further invest in our services and R&D organizations, which we believe will improve customer and revenue retention and contribute to expanding the relationships we already have with our current brands customers.
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
•Increasing Complexity of E-commerce. Although e-commerce continues to expand as brands and retailers continue to increase their online sales, it is also becoming more complex due to the hundreds of channels available to brands and retailers and the rapid pace of change and innovation across those channels. In order to gain consumers' attention in a more crowded and competitive online marketplace, an increasing number of brands and retailers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of brands and large online retailers. As a result, we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth, and we are making strategic investments in 2021 focused on channel expansion.
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

	Three Months Ended March 31,		Period-to-Period Change
	2021	2020	Q1 2021 to Q1 2020
(dollars in thousands)
Revenue	$39,166	$32,032	$7,134	22.3%
Cost of revenue	8,408	7,063	1,345	19.0
Gross profit	30,758	24,969	5,789	23.2
Operating expenses:
Sales and marketing	14,632	12,340	2,292	18.6
Research and development	5,527	4,801	726	15.1
General and administrative	4,882	5,735	(853)	(14.9)
Total operating expenses	25,041	22,876	2,165	9.5
Income from operations	5,717	2,093	3,624	173.1
Other (expense) income:
Interest (expense) income, net	(33)	126	(159)	*
Other (expense) income, net	(130)	8	(138)	*
Total other (expense) income	(163)	134	(297)	(221.6)
Income before income taxes	5,554	2,227	3,327	149.4
Income tax expense	97	220	(123)	(55.9)
Net income	$5,457	$2,007	$3,450	171.9%
* Not meaningful

	Three Months Ended March 31,
	2021	2020
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue	21.5	22.0
Gross profit	78.5	78.0
Operating expenses:
Sales and marketing	37.4	38.5
Research and development	14.1	15.0
General and administrative	12.5	17.9
Total operating expenses	63.9	71.4
Income from operations	14.6	6.5
Other (expense) income:
Interest (expense) income, net	(0.1)	0.4
Other (expense) income, net	(0.3)	0.0
Total other (expense) income	(0.4)	0.4
Income before income taxes	14.2	7.0
Income tax expense	0.2	0.7
Net income	13.9%	6.3%

Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$1,202	$976
Sales and marketing	159	155
Research and development	63	70
General and administrative	408	277
Total depreciation and amortization expense	$1,832	$1,478

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

SUBSCRIPTION VS. VARIABLE
REVENUE
(in thousands)
$8,886
$30,280
$6,215
$25,817
Q1
2021
Q1
2020
Subscription
Variable

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
We generally invoice our customers for subscription fees in advance, in monthly, quarterly, semi-annual or annual installments. We generally also invoice our customers for any implementation fees at the inception of the arrangement. Fees that have been invoiced in advance are initially recorded as deferred revenue and are generally recognized ratably over the contract term.
In general, we invoice and recognize variable revenue in the period in which the related GMV or advertising spend is processed.

REVENUE BY CUSTOMER TYPE
(in thousands)

$3,140
$14,249
$21,777
$2,031
$10,286
$19,715
Q1
2021
Q1
2020
Retailers
Brands
Other

Our customers are categorized as follows:
•Retailers. We generally categorize a customer as a retailer if it primarily focuses on selling third-party products.
•Brands. We generally categorize a customer as a brand if it primarily focuses on selling its own proprietary products.
•Other. Other is primarily comprised of strategic partnerships.

Comparison of Q1 2021 to Q1 2020
Revenue increased by 22.3%, or $7.1 million, to $39.2 million for the three months ended March 31, 2021 compared with $32.0 million for the prior year period. The change was primarily due to a $4.5 million increase in subscription revenue compared to the prior year period, driven by strong net bookings, particularly from brands customers. Revenue from our brands customers increased 38.5%, or $4.0 million, compared to the prior year period, driven by an increase in new customers and expansions with existing customers, as well as improved customer retention. Variable revenue increased $2.7 million, driven by sustained and broad-based growth in GMV processed on our platform as e-commerce spending remained elevated throughout the quarter compared to the prior year period, consistent with broader e-commerce trends as the COVID-19 pandemic caused a shift in consumer buying behavior.
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
Comparison of Q1 2021 to Q1 2020
Cost of revenue increased by 19.0%, or $1.3 million, to $8.4 million for the three months ended March 31, 2021 compared with $7.1 million for the prior year period. The change was comprised primarily of compensation and employee-related costs due to an increase in headcount, as we continue to invest in resources to support the growth of our business, as well as an increase in quarterly bonuses earned from strong net bookings performance.

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
Comparison of Q1 2021 to Q1 2020
Sales and marketing expense increased by 18.6%, or $2.3 million, to $14.6 million for the three months ended March 31, 2021 compared with $12.3 million for the prior year period. The change was comprised primarily of increases (decreases) of:
•$2.7 million in compensation and employee-related costs due to an increase in headcount, as we continue to invest in resources to support the growth of our business, as well as increase in amortization of deferred contract costs; partially offset by
•$(0.4) million in our promotional event programs and travel, primarily due to travel and gathering restrictions as a response to the COVID-19 pandemic.
RESEARCH AND DEVELOPMENT EXPENSE
Research and development expense consists primarily of:
•Salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation;
•Costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology; and
•Consulting expenses.

Comparison of Q1 2021 to Q1 2020
Research and development expense increased by 15.1%, or $0.7 million, to $5.5 million for the three months ended March 31, 2021 compared with $4.8 million for the prior year period. The change was comprised primarily of compensation and employee-related costs due to an increase in headcount driven by our acquisition of BlueBoard in July 2020, as well as an increase in quarterly bonuses earned from strong net bookings performance.

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
Comparison of Q1 2021 to Q1 2020
General and administrative expense decreased by 14.9%, or $0.9 million, to $4.9 million for the three months ended March 31, 2021 compared with $5.7 million for the prior year period. The change was comprised primarily of (decreases) increases of:
•$(1.3) million in general and administrative costs due to a change in the fair value of acquisition-related contingent consideration; and
•$(0.3) million in bad debt expense due to improved cash collections; partially offset by
•$0.7 million in compensation and employee related costs due to an increase in quarterly bonuses earned from strong net bookings performance, as well as an increase in headcount, as we continue to invest in resources to support the growth of our business.
ADJUSTED EBITDA

Adjusted EBITDA represents our earnings before interest expense (income), income tax expense and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item, and in 2021 only, an acquisition-related contingent consideration fair value adjustment (refer to Note 5 to our condensed consolidated financial statements included in this report for additional information on contingent consideration).
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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net income and our other U.S. GAAP results. The following table presents a reconciliation of net income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$5,457	$2,007
Adjustments:
Interest expense (income), net	33	(126)
Income tax expense	97	220
Depreciation and amortization expense	1,832	1,478
Total adjustments	1,962	1,572
EBITDA	7,419	3,579
Stock-based compensation expense	3,048	2,914
Contingent consideration fair value adjustment	(1,313)	—
Adjusted EBITDA	$9,154	$6,493
GROSS AND OPERATING MARGINS

Comparison of Q1 2021 to Q1 2020
Gross margin improved by 50 basis points to 78.5% during the three months ended March 31, 2021 compared with 78.0% for the prior year period as a result of the 22.3% increase in revenue noted above, which exceeded the increase in cost of revenue of 19.0%.

Operating margin improved by 810 basis points to 14.6% during the three months ended March 31, 2021 compared with 6.5% for the prior year period. Our improved operating margin was a result of the 22.3% increase in revenue, which exceeded the increases in operating expenses and cost of revenue of 9.5% and 19.0%, respectively.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. There were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K for fiscal 2020.
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

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents provided by operating activities	$8,379	$5,742
Less: Purchases of property and equipment	(225)	(344)
Less: Payment of capitalized software development costs	(749)	(672)
Free cash flow	$7,405	$4,726
Free cash flow increased by $2.7 million to $7.4 million for the three months ended March 31, 2021 compared with $4.7 million for the prior year period. The increase in free cash flow was primarily a result of revenue growth during the three months ended March 31, 2021 as compared with the prior year period, improved cash collections and changes in assets and liabilities, which are further described below.
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
•Tax withholdings related to the net-share settlement of restricted stock units;
•Payments on finance lease obligations; and
•Payment of financing costs.
Q1 2021
Operating Activities
Our cash provided by operating activities of $8.4 million consisted of net income of $5.5 million adjusted for non-cash items totaling $3.4 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt recovery and other non-cash items, including the contingent consideration fair value adjustment, and cash decreases of $0.5 million from changes in assets and liabilities.
The net decrease in cash of $0.5 million resulting from changes in assets and liabilities primarily consisted of:
•a $2.2 million decrease in accrued expenses and accounts payable primarily due to the payment of bonuses earned in the prior year;
•a $1.1 million increase in accounts receivable driven by strong net bookings performance and an increase in variable revenue during the period; and
•a $1.1 million increase in deferred contract costs consisting of sales commissions and a portion of other incentive compensation that is deferred and amortized to expense over the expected period of benefit. These decreases in cash were partially offset by increases in cash due to:
•a $2.6 million increase in deferred revenue as a result of an increase in net bookings during the period; and
•a $1.3 million decrease in prepaid expenses and other assets driven by the timing of payments to our vendors during the period.
Investing Activities
Our cash used in investing activities of $1.0 million consisted of:
•$0.7 million of capitalized software development costs; and
•$0.2 million of capital expenditures primarily related to the purchase of computer equipment.

Financing Activities
Our cash provided by financing activities of $3.5 million consisted of:
•$3.6 million in cash received upon the exercise of stock options; partially offset by
•$0.1 million used for the payment of taxes related to the net-share settlement of restricted stock units.
Q1 2020
Operating Activities
Our cash provided by operating activities of $5.7 million consisted of net income of $2.0 million adjusted for non-cash items totaling $4.7 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, and uses of cash of $1.0 million from changes in assets and liabilities.
The net decrease in cash of $1.0 million resulting from changes in assets and liabilities primarily consisted of:
•a $1.2 million decrease in deferred revenue as a result of the timing of revenue recognition for managed-service contracts; and
•a $1.0 million decrease in accounts payable and accrued expenses driven by the timing of payments to our vendors during the period. These decreases in cash were partially offset by increases in cash due to:
•a $1.0 million decrease in prepaid expenses and other assets driven by the timing of payments to our vendors during the period; and
•a $0.3 million decrease in accounts receivable as a result of increased cash collections during the period.
Investing Activities
Our cash used in investing activities of $1.0 million consisted of:
•$0.7 million of capitalized software development costs; and
•$0.3 million of capital expenditures primarily related to the purchase of computer equipment.
Financing Activities
Our cash provided by financing activities consisted of $0.1 million in cash received upon the exercise of stock options.
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
The credit agreement for the Credit Facility, or the Credit Agreement, contains affirmative and negative covenants. In addition, under the Credit Agreement, we may not permit the ratio of our outstanding indebtedness to consolidated EBITDA to exceed 2.50 to 1.00 as of the last day of any fiscal quarter. We also may not permit the ratio of our consolidated EBITDA (minus maintenance-related capital expenditures paid in cash and minus dividends, distributions and stock repurchases paid in cash) to consolidated interest expense to be less than 3.00 to 1.00 for any period of four consecutive fiscal quarters.
The Credit Agreement contains customary events of default. Upon the occurrence and during the continuance of an event of default, HSBC may terminate the commitments under the Credit Facility and declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission, or SEC, Regulation S-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. Although we have not drawn on our Credit Facility, we may do so in the future which may subject us to risks from changing interest rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the three months ended March 31, 2021, there were no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for fiscal 2020.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The global pandemic of COVID-19 continues to evolve rapidly, and we continue to monitor the situation closely and assess the potential effects on our business; however, the ultimate impact is highly uncertain and subject to change and will depend on a number of future developments, such as the ultimate geographic spread of the disease, the duration and any future recurrences of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements, vaccine deployment and business closures in the United States and other countries to prevent, contain and treat the disease. Accordingly, we do not yet know the full extent of potential impacts on our business and operations, or those of our business partners and customers, or the global economy as a whole. While the increase in e-commerce during the COVID-19 pandemic has had a significant positive impact on our results of operations thus far, we believe that the heightened GMV levels we have seen are likely to dissipate somewhat over time as COVID-19 vaccinations are administered to the overall population, retail stores reopen and stay-at-home orders ease. Reductions in GMV levels or future adverse impacts on our results of operations due to the COVID-19 pandemic could adversely affect our revenue growth and financial results for the remainder of 2021 or beyond. Because our solutions are primarily sold on a subscription basis, any such adverse effects may not be fully reflected in our operating results until future periods. Accordingly, the current results and financial condition discussed in this report may not be indicative of our future operating results and trends.
In addition to overall economic and market conditions resulting from COVID-19, our business could be negatively impacted by other developments that result in decreased consumer spending. For example, the United States in recent years imposed increased tariffs on certain imports from China and other countries. Any economic uncertainty caused by the United States tariffs imposed or expected to be imposed on goods from China or other countries, and any retaliatory counter-measures imposed by countries subject to such tariffs, could have a negative impact on consumer spending for discretionary items, which in turn could hurt our brand and retailer customers in a manner that might cause them to spend less on our solutions. Any such outcome could impair our revenues and results of operations.
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
Further, the United Kingdom's vote in favor of exiting the European Union, often referred to as Brexit, and ongoing developments in the United Kingdom have created uncertainty with regard to data protection regulation in the United Kingdom. Following the United Kingdom's withdrawal from the European Union on January 31, 2020, pursuant to the transitional arrangements agreed to between the United Kingdom and European Union, the GDPR continued to have effect in law in the United Kingdom, and continued to do so until December 31, 2020 as if the United Kingdom remained a Member State of the European Union for such purposes. Following December 31, 2020, and the expiry of those transitional arrangements, the data protection obligations of the GDPR continue to apply to United Kingdom related to processing of personal data in substantially unvaried form and fashion under the UK GDPR. However, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA. Furthermore, the relationship between the United Kingdom and the EEA in relation to certain aspects of data protection law remains unclear. For example, it is still unclear whether transfers of data from the EEA to the United Kingdom will take place on the basis of an adequacy decision or whether we will need to implement appropriate safeguards as required by the GDPR. For the meantime, under the post-Brexit Trade and Cooperation Agreement, or the Trade and Cooperation Agreement, between the European Union and the United Kingdom, it has been agreed that transfers of personal data to the United Kingdom from European Union Member States will not be treated as "restricted transfers" to a non-EEA country for a period of up to six months from January 1, 2021. This will also apply to transfers to the United Kingdom from EEA Member States, assuming those Member States accede to the relevant provision of the Trade and Cooperation Agreement. Although the current maximum duration of the extended adequacy assessment period is six months it may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the United Kingdom, or the United Kingdom amends the UK GDPR and/or makes certain changes regarding data transfers under the UK GDPR/ Data Protection Act 2018 without the consent of the European Union (unless those amendments or decisions are made simply to keep relevant United Kingdom laws aligned with the European Union's data protection regime). Unless the European Commission adopts an adequacy decision in respect of the United Kingdom prior to the expiry of the extended adequacy assessment period, from that point onwards the United Kingdom will be an 'inadequate third country' under the GDPR and transfers of data from the EEA to the United Kingdom will require a 'transfer mechanism,' such as the standard contractual clauses. Additionally, as noted above, the United Kingdom has transposed the GDPR into United Kingdom domestic law by way of the UK GDPR with effect from January 2021, which could expose us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations.
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
Our customers are brands and retailers that typically realize a significant portion of their online sales in the fourth quarter of each year during the holiday season. As a result of this seasonal variation, our revenue fluctuates, with the variable portion of our fees typically being higher in the fourth quarter than in other quarters and with revenue generally declining in the first quarter sequentially from the fourth quarter. Our business is therefore not necessarily comparable on a sequential quarter-over-quarter basis and you should not rely solely on quarterly comparisons to analyze our growth.
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
State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our platform in various jurisdictions is unclear. Further, these jurisdictions' rules regarding tax nexus are complex and vary significantly. In 2018, the U.S. Supreme Court reversed its prior decision that prohibited states from requiring online retailers without a physical presence to collect and remit sales tax. In its decision, the Supreme Court upheld a South Dakota statute that imposed a sales tax collection obligation on remote sellers with sales exceeding specified thresholds. In addition, it is possible that one or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies like us that facilitate e-commerce, even though we are not an online retailer. This is a rapidly evolving area and we cannot predict what legislative or enforcement action might be taken by states, the federal government or foreign countries.
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
We have incurred significant net losses since inception, and even though we achieved net income for the most recent quarter and prior years, it is possible that our operating expenses will increase in the future and impact our level of profitability.
We had an accumulated deficit of $152.2 million as of March 31, 2021 due to net losses incurred in periods prior to 2019. Although we achieved net income of $5.5 million, $18.8 million and $3.5 million for the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, respectively, it is possible that our operating expenses will increase in the future, which could negatively impact our prospects for maintaining profitability in future periods. If we are not able to maintain profitability, the value of our company and our common stock could decline significantly.

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
Our bylaws designate the federal courts of the United States as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our bylaws, unless we consent in writing to the selection of an alternative forum, to the fullest extent provided by law, the federal district courts of the United States is the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, which we refer to as the Federal Forum Provision. In addition, our bylaws provide that any person or entity holding, owning or otherwise acquiring any interest in any of our securities will be deemed to have notice or and consented to the Federal Forum Provision. The Federal Forum Provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims. Additionally, the Federal Forum Provision in our bylaws may limit our stockholders' ability to obtain a favorable judicial forum for disputes with us. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are "facially valid" under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision, and we may incur additional costs of litigation should such enforceability be challenged. If the Federal Forum Provision is found to be unenforceable in an action, we may incur additional costs associated with resolving such an action. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The U.S. federal courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
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

3.2
Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 22, 2021).

4.1
Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.2 of the Company's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on May 9, 2013).

10.1	*+	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under 2013 Equity Incentive Plan.

10.2	*+	Schedule of Compensation for Non-Employee Directors, adopted effective as of March 30, 2021.

31.1	*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

CHANNELADVISOR CORPORATION

Date:	May 6, 2021	By:	/s/ Richard F. Cornetta
Richard F. Cornetta
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)