Form 10-Q
period 2021-06-30
CHANNELADVISOR CORP
filed 2021-08-05
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on July 30, 2021 was 29,833,225.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,351	$71,545
Accounts receivable, net of allowance of $407 and $417 as of June 30, 2021 and December 31, 2020, respectively	25,261	24,705
Prepaid expenses and other current assets	15,209	13,874
Total current assets	130,821	110,124
Operating lease right of use assets	6,302	8,141
Property and equipment, net	7,898	8,707
Goodwill	30,990	30,990
Intangible assets, net	3,585	4,155
Deferred contract costs, net of current portion	16,291	14,040
Long-term deferred tax assets, net	4,426	3,551
Other assets	886	953
Total assets	$201,199	$180,661
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$818	$158
Accrued expenses	15,837	14,008
Deferred revenue	27,040	22,819
Other current liabilities	5,717	6,029
Total current liabilities	49,412	43,014
Long-term operating leases, net of current portion	2,944	5,394
Other long-term liabilities	1,688	2,162
Total liabilities	54,044	50,570
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,830,607 and 29,020,424 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	30	29
Additional paid-in capital	295,950	288,842
Accumulated other comprehensive loss	(1,157)	(1,095)
Accumulated deficit	(147,668)	(157,685)
Total stockholders' equity	147,155	130,091
Total liabilities and stockholders' equity	$201,199	$180,661
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$41,543	$37,443	$80,709	$69,475
Cost of revenue	9,533	7,053	17,941	14,116
Gross profit	32,010	30,390	62,768	55,359
Operating expenses:
Sales and marketing	15,159	12,619	29,791	24,959
Research and development	5,908	4,543	11,435	9,344
General and administrative	6,835	6,033	11,717	11,768
Total operating expenses	27,902	23,195	52,943	46,071
Income from operations	4,108	7,195	9,825	9,288
Other (expense) income:
Interest (expense) income, net	(33)	85	(66)	211
Other (expense) income, net	(5)	31	(135)	39
Total other (expense) income	(38)	116	(201)	250
Income before income taxes	4,070	7,311	9,624	9,538
Income tax (benefit) expense	(490)	325	(393)	545
Net income	$4,560	$6,986	$10,017	$8,993
Net income per share:
Basic	$0.15	$0.25	$0.34	$0.32
Diluted	$0.15	$0.24	$0.32	$0.31
Weighted average common shares outstanding:
Basic	29,764,013	28,489,086	29,530,369	28,325,426
Diluted	31,402,695	29,700,524	31,269,427	29,362,886
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$4,560	$6,986	$10,017	$8,993
Other comprehensive income (loss):
Foreign currency translation adjustments	88	299	(62)	(501)
Total comprehensive income	$4,648	$7,285	$9,955	$8,492
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$10,017	$8,993
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Depreciation and amortization	3,479	3,000
Bad debt expense	47	504
Stock-based compensation expense	6,624	5,470
Deferred income taxes	(893)	532
Other items, net	(1,760)	(420)
Changes in assets and liabilities:
Accounts receivable	(527)	(2,426)
Prepaid expenses and other assets	(318)	(850)
Deferred contract costs	(3,282)	(901)
Accounts payable and accrued expenses	(249)	1,177
Deferred revenue	4,448	(1,623)
Cash and cash equivalents provided by operating activities	17,586	13,456
Cash flows from investing activities
Purchases of property and equipment	(494)	(580)
Payment of software development costs	(1,631)	(1,407)
Cash and cash equivalents used in investing activities	(2,125)	(1,987)
Cash flows from financing activities
Repayment of finance leases	(8)	(1,415)
Proceeds from exercise of stock options	3,722	2,134
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(342)	—
Cash and cash equivalents provided by financing activities	3,372	719
Effect of currency exchange rate changes on cash and cash equivalents	(27)	(98)
Net increase in cash and cash equivalents	18,806	12,090
Cash and cash equivalents, beginning of period	71,545	51,785
Cash and cash equivalents, end of period	$90,351	$63,875
Supplemental disclosure of cash flow information
Cash paid for interest	$36	$105
Cash paid for income taxes, net	$338	$163
Supplemental disclosure of noncash investing and financing activities
Accrued statutory tax withholding related to net-share settlement of restricted stock units	$2,896	$1,639
Accrued capital expenditures	$16	$203
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS
ChannelAdvisor Corporation ("ChannelAdvisor" or the "Company") was incorporated in the state of Delaware and capitalized in June 2001. The Company began operations in July 2001. ChannelAdvisor is a leading multichannel commerce platform whose mission is to connect and optimize the world's commerce. For over two decades, ChannelAdvisor has helped brands and retailers worldwide improve their online performance by expanding sales channels, connecting with consumers across the entire buying cycle, optimizing their operations for peak performance and providing actionable analytics to improve competitiveness. Thousands of customers depend on ChannelAdvisor to securely power their e-commerce operations on hundreds of channels, including Amazon, eBay, Facebook, Google and Walmart. The Company is headquartered in Morrisville, North Carolina and maintains sales, service, support and research and development offices in various domestic and international locations.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss and cash flows. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the full year or the results for any future periods, especially in light of the ongoing impacts, and potential future effects of, the COVID-19 pandemic on the Company’s business, operations and financial performance. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2020, or fiscal 2020, which are included in the Company's Annual Report on Form 10-K for fiscal 2020. There have been no material changes to the Company's significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2020.
Recent Accounting Pronouncements
The Company has reviewed new accounting pronouncements that were issued during the six months ended June 30, 2021 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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

3. STOCKHOLDERS' EQUITY
The following tables summarize quarterly stockholders' equity activity for the six-month periods ended June 30, 2021 and 2020 (in thousands, except number of shares):

	Quarterly Activity For The Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	29,020,424	$29	$288,842	$(1,095)	$(157,685)	$130,091
Exercise of stock options and vesting of restricted stock units	802,270	1	3,586	—	—	3,587
Stock-based compensation expense	—	—	3,048	—	—	3,048
Statutory tax withholding related to net-share settlement of restricted stock units	(89,842)	—	(2,061)	—	—	(2,061)
Net income	—	—	—	—	5,457	5,457
Foreign currency translation adjustments	—	—	—	(150)	—	(150)
Balance, March 31, 2021	29,732,852	30	293,415	(1,245)	(152,228)	139,972
Exercise of stock options and vesting of restricted stock units	146,164	—	136	—	—	136
Stock-based compensation expense	—	—	3,576	—	—	3,576
Statutory tax withholding related to net-share settlement of restricted stock units	(48,409)	—	(1,177)	—	—	(1,177)
Net income	—	—	—	—	4,560	4,560
Foreign currency translation adjustments	—	—	—	88	—	88
Balance, June 30, 2021	29,830,607	$30	$295,950	$(1,157)	$(147,668)	$147,155

	Quarterly Activity For The Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	28,077,469	$28	$278,111	$(1,740)	$(176,750)	$99,649
Cumulative effect of accounting change (1)	—	—	—	—	240	240
Exercise of stock options and vesting of restricted stock units	394,998	—	87	—	—	87
Stock-based compensation expense	—	—	2,914	—	—	2,914
Statutory tax withholding related to net-share settlement of restricted stock units	(107,398)	—	(980)	—	—	(980)
Net income	—	—	—	—	2,007	2,007
Foreign currency translation adjustments	—	—	—	(800)	—	(800)
Balance, March 31, 2020	28,365,069	28	280,132	(2,540)	(174,503)	103,117
Exercise of stock options and vesting of restricted stock units	330,692	1	2,046	—	—	2,047
Stock-based compensation expense	—	—	2,556	—	—	2,556
Statutory tax withholding related to net-share settlement of restricted stock units	(48,675)	—	(659)	—	—	(659)
Net income	—	—	—	—	6,986	6,986
Foreign currency translation adjustments	—	—	—	299	—	299
Balance, June 30, 2020	28,647,086	$29	$284,075	$(2,241)	$(167,517)	$114,346
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
Amortization expense associated with the Company's intangible assets was $0.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.
There were no changes to the Company's goodwill during the six months ended June 30, 2021.
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
The following table presents the changes to the Company's liability for acquisition-related contingent consideration for the six months ended June 30, 2021 (in thousands):

Balance as of December 31, 2020	$1,330
Change in fair value	(1,325)
Balance as of June 30, 2021	$5

6. CAPITALIZED SOFTWARE DEVELOPMENT COSTS
Capitalized software development costs related to creating internally developed software and implementing software purchased for internal use are included in property and equipment in the accompanying condensed consolidated balance sheets. The Company capitalized software development costs of $0.9 million and $0.7 million during the three months ended June 30, 2021 and 2020, respectively, and $1.6 million and $1.4 million during the six months ended June 30, 2021 and 2020, respectively. Amortization expense related to capitalized internally developed software was $0.7 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $1.3 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively, and is included in cost of revenue or general and administrative expense in the accompanying condensed consolidated statements of operations, depending upon the nature of the software development project. The net book value of capitalized internally developed software was $4.5 million and $4.2 million at June 30, 2021 and December 31, 2020, respectively.
7. LINE OF CREDIT
On August 5, 2020, the Company established a $25.0 million revolving credit facility with a commercial lender that is available for use until August 5, 2023. Proceeds from borrowings under the credit facility may be used for working capital and general corporate purposes, including acquisitions. Up to $10.0 million of the facility is available for letters of credit. Additionally, the Company may request increases to the facility, subject to the consent of the lender, provided that the aggregate amount of such increases during the term do not exceed $10.0 million. Amounts borrowed under the facility will bear interest equal to either a base rate plus 2.25% per annum or LIBOR plus 3.25% per annum. The Company will pay a fee on all outstanding letters of credit at a rate of 3.25% per annum. In addition, the Company will pay a quarterly fee at a rate of 0.50% per annum on the undrawn portion of the facility. As collateral for extension of credit under the facility, the Company granted security interests in substantially all of its assets and those of one of its subsidiaries. The agreement for the credit facility contains customary representations and warranties and subjects the Company to affirmative and negative covenants. As of June 30, 2021, the Company had not drawn on, or issued any letters of credit under, the credit facility.
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
Brands. The Company generally categorizes a customer as a brand if it primarily focuses on selling its own proprietary products.
Other. Other is primarily comprised of strategic partnerships.

The following table summarizes revenue disaggregation by customer type for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Retailers	$22,516	$23,273	$44,293	$42,988
Brands	15,956	11,494	30,205	21,780
Other	3,071	2,676	6,211	4,707
	$41,543	$37,443	$80,709	$69,475
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
Transaction Price Allocated to Future Performance Obligations
As the Company typically enters into contracts with customers for a twelve-month subscription term, a substantial majority of its performance obligations that have not yet been satisfied as of June 30, 2021 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, the aggregate transaction price allocated to the unsatisfied performance obligations was $32.7 million as of June 30, 2021, of which $21.0 million is expected to be recognized as revenue over the next twelve months.
Deferred Revenue
Deferred revenue generally represents the unearned portion of subscription fees. Deferred revenue is recorded when fees are invoiced in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying condensed consolidated balance sheets under "Total current liabilities," net of any long-term portion that is included in "Other long-term liabilities." The following table summarizes deferred revenue activity for the six months ended June 30, 2021 (in thousands):

	Balance, beginning of period	Net additions	Revenue recognized from deferred revenue	Balance, end of period
Deferred revenue	$23,301	66,808	(62,292)	$27,817
Of the $80.7 million of revenue recognized in the six months ended June 30, 2021, $19.2 million was included in deferred revenue at January 1, 2021.
Costs to Obtain Contracts
The Company capitalizes sales commissions and a portion of other incentive compensation costs that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying condensed consolidated balance sheets and are classified as "Prepaid expenses and other current assets," net of any long-term portion that is included in "Deferred contract costs, net of current portion." As of June 30, 2021, $8.3 million was included in "Prepaid expenses and other current assets." Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which the Company has determined to be five years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the six months ended June 30, 2021 (in thousands):

	Balance, beginning of period	Additions	Amortized costs (1)	Balance, end of period
Deferred contract costs	$21,333	7,441	(4,189)	$24,585

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
Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$264	$238	$496	$557
Sales and marketing	996	777	1,816	1,517
Research and development	690	543	1,302	1,223
General and administrative	1,626	998	3,010	2,173
Total stock-based compensation expense	$3,576	$2,556	$6,624	$5,470

During the six months ended June 30, 2021, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Restricted stock units	449,506	$23.39
Performance stock units	71,932	$23.88
Total share-based awards	521,438
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
The following table summarizes the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic:
Net income	$4,560	$6,986	$10,017	$8,993
Weighted average common shares outstanding, basic	29,764,013	28,489,086	29,530,369	28,325,426
Basic net income per share	$0.15	$0.25	$0.34	$0.32
Diluted:
Net income	$4,560	$6,986	$10,017	$8,993
Weighted average common shares outstanding, basic	29,764,013	28,489,086	29,530,369	28,325,426
Dilutive effect of:
Stock options	572,474	259,774	604,491	154,854
Unvested restricted stock units	1,066,208	951,664	1,134,567	882,606
Weighted average common shares outstanding, diluted	31,402,695	29,700,524	31,269,427	29,362,886
Diluted net income per share	$0.15	$0.24	$0.32	$0.31
The following equity instruments have been excluded from the calculation of diluted net income per share because the effect is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	22,229	603,838	22,541	1,329,915
Restricted stock units	20,796	25,783	20,852	17,878
11. INCOME TAXES
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company's effective tax rate was (12.0)% and 4.4% for the three months ended June 30, 2021 and 2020, respectively, and (4.1)% and 5.7% for the six months ended June 30, 2021 and 2020, respectively. The tax benefit and expense for each of the periods was based on U.S. federal, state, local and foreign income taxes. The Company’s effective tax rate for these periods is lower than the U.S. federal statutory rate of 21% primarily due to the utilization of operating loss carryforwards which are subject to a valuation allowance. As a result of uncertainties relating to the timing and sufficiency of future taxable income in certain tax jurisdictions in which the Company operates, the Company cannot recognize the tax benefit of operating loss carryforwards generated in those jurisdictions until the operating loss carryforwards are utilized. The decrease in the effective tax rate for the three and six months ended June 30, 2021 compared with the same periods in the prior year was primarily due to the revaluation of the Company's UK deferred tax assets resulting from the enactment of an increase in the UK statutory tax rate, as well as an increase in U.S. state income tax benefits resulting from tax deductions from stock-based compensation. Additionally, the decrease was partially due to an increase in forecasted income for the year ending December 31, 2021 that is not expected to result in a corresponding increase to income tax expense due to the tax benefit recognized from the utilization of operating loss carryforwards that are offset by a valuation allowance.
The American Rescue Plan Act, or ARP Act, was enacted on March 11, 2021. The ARP Act includes provisions on taxes, health care, unemployment benefits, direct payments, state and local funding and other issues. Included in the tax provisions was an expansion of the limitations on the deduction of excessive executive compensation. The Coronavirus, Aid, Relief and Economic Security Act, or CARES Act, was enacted on March 27, 2020.  The CARES Act includes both income tax and non-income tax measures to assist companies. Some of the key income tax-related provisions of the CARES Act include the elimination of the 80% limitation on certain net operating loss carryforwards and allowing net operating loss carrybacks, an increase to the interest expense deduction limit, passage of technical corrections to the Tax Cuts and Jobs Act of 2017, and acceleration of the Alternative Minimum Tax Credit refund. In addition to the income tax provisions, the ARP Act and CARES Act include non-income tax provisions, such as loan programs, penalty and interest-free deferral of certain tax payments, and payroll tax credits. The Company has decided not to apply for any of the loan programs in either Act. The Company is currently benefiting from penalty and interest-free tax payment deferral of the 2020 U.S. Social Security tax payments as provided in the CARES Act. The Company is also monitoring COVID-19 tax relief developments in U.S. states and foreign jurisdictions where the Company has operations.
The corporate tax changes in the ARP Act and CARES Act had an insignificant impact on the income tax provision for the three and six months ended June 30, 2021.
The Company recorded a valuation allowance against all of its U.S. deferred tax assets as of June 30, 2021. The Company intends to continue maintaining a full valuation allowance on its U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowance. However, given its current earnings and anticipated future earnings, there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow it to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the Company is currently unable to determine the exact timing and amount of the valuation allowance release.
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
Substantially all assets were held in the United States during the six months ended June 30, 2021 and the year ended December 31, 2020. The Company categorizes domestic and international revenue from customers based on their billing address. The following table summarizes revenue by geography for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Domestic	$29,471	$28,522	$57,982	$52,436
International	12,072	8,921	22,727	17,039
Total revenue	$41,543	$37,443	$80,709	$69,475

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
We are a leading multichannel commerce platform whose mission is to connect and optimize the world's commerce. For over two decades, we have helped brands and retailers worldwide improve their online performance by expanding sales channels, connecting with consumers across the entire buying cycle, optimizing their operations for peak performance and providing actionable analytics to improve competitiveness. More specifically, our platform allows our customers to manage their product listings, inventory availability, pricing optimization, search terms, orders and fulfillment, and other critical functions across these channels. Thousands of customers depend on us to securely power their e-commerce operations on hundreds of channels, including Amazon, eBay, Facebook, Google and Walmart. Our brand analytics solution helps leading global brands gain a competitive advantage on their e-commerce channels with actionable insights into how their products are performing across thousands of retailer websites and marketplaces. Our fulfillment solution makes it easier for customers to connect to their supply chain, which could include distributors, manufacturers and third-party logistics providers. We also offer solutions that allow brands to send their web visitors or digital marketing audiences directly to authorized resellers and to gain insight into consumer behavior. Overall, our platform delivers significant breadth, scalability and flexibility and facilitates billions of dollars in e-commerce transactions annually across the globe.
We serve customers across a wide range of industries and geographies. Our customers include the online businesses of brands and retailers, as well as advertising agencies that use our solutions on behalf of their clients.
EXECUTIVE OVERVIEW

FINANCIAL HIGHLIGHTS
•Total revenue of $41.5 million and $80.7 million for the three and six months ended June 30, 2021 increased 10.9% and 16.2%, respectively, from the comparable prior year periods;
•Revenue was comprised of 77.1% subscription revenue and 22.9% variable revenue for the three months ended June 30, 2021 compared with 68.6% subscription revenue and 31.4% variable revenue for the comparable prior year period;
•Revenue was comprised of 77.2% subscription revenue and 22.8% variable revenue for the six months ended June 30, 2021 compared with 74.1% subscription revenue and 25.9% variable revenue for the comparable prior year period;
•Revenue from our brands customers represented 38.4% and 37.4% of total revenue for the three and six months ended June 30, 2021, respectively, up from 30.7% and 31.3% of total revenue for the comparable prior year periods;

•Revenue derived from customers located outside of the United States as a percentage of total revenue was 29.1% and 28.2% for the three and six months ended June 30, 2021, respectively, compared with 23.8% and 24.5% for the comparable prior year periods;
•Gross margin of 77.1% and 77.8% for the three and six months ended June 30, 2021, respectively, declined by 410 and 190 basis points, respectively, compared with 81.2% and 79.7% for the comparable prior year periods;
•Operating margin of 9.9% and 12.2% for the three and six months ended June 30, 2021, respectively, declined from 19.2% and 13.4% for the comparable prior year periods;
•Net income was $4.6 million and $10.0 million for the three and six months ended June 30, 2021, respectively, compared with net income of $7.0 million and $9.0 million for the comparable prior year periods;
•Adjusted EBITDA, a non-GAAP measure, was $9.3 million and $18.5 million for the three and six months ended June 30, 2021, respectively, compared with adjusted EBITDA of $11.6 million and $18.1 million for the comparable prior year periods;
•Cash and cash equivalents were $90.4 million at June 30, 2021 compared with $71.5 million at December 31, 2020;
•Operating cash flow was $17.6 million for the six months ended June 30, 2021 compared with $13.5 million for the comparable prior year period; and
•Free cash flow, a non-GAAP measure, was $15.5 million for the six months ended June 30, 2021 compared with $11.5 million for the comparable prior year period.
EFFECTS OF COVID-19 ON OUR BUSINESS
COVID-19 has affected e-commerce in different ways and presents our business with both opportunities and risks. In general, the closing of many physical retail stores and the stay-at-home orders issued by many jurisdictions have driven a substantial shift in commerce to online channels like Amazon and Walmart. Since the first quarter of 2020, our business has been positively affected by a substantial increase in e-commerce volumes, which drove an increase in gross merchandise value, or GMV, processed through our platform, and benefited our variable revenue. How long, and to what extent, this level of higher GMV can continue is very difficult to forecast. We believe that the heightened GMV levels we have seen are likely to dissipate somewhat over time as COVID-19 vaccinations are administered to the overall population, new COVID-19 cases sufficiently diminish, retail stores reopen and stay-at-home orders ease. We also believe that some level of increased e-commerce may become permanent as customers become more regular online shoppers, which would increase demand for solutions, like ours, that help brands and retailers continue to shift toward digital channels.

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
•Channel Expansion. We have experienced substantial growth in GMV on our platform from large channels like Zalando, Target Plus and Shopify, as well as numerous smaller marketplaces that we refer to collectively as our long tail of marketplaces. Many of our brands customers see a significant opportunity in expanding their reach to more consumers via global channel expansion. We implemented a plan at the beginning of 2021 to add at least 80 additional channel connections across the globe over an 18 month period to help our customers with this opportunity.
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
•Focus on Employees. We strive to provide competitive compensation and benefits programs to help attract and retain employees who are focused on facilitating the success of our customers. We implemented a COVID-19 global work-from-home policy beginning in March 2020 to help protect our employees and support our communities' efforts to slow the transmission of COVID-19. This transition went smoothly, as our workforce is globally distributed and employees have the equipment they need to work from home, including global video communications systems. In May 2021, we implemented a formal global flexible work policy that provides our employees the ability to determine whether they will continue to work from home or from the office, as our offices around the world reopen. We are not dependent on our physical office locations or travel for our business operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,		Period-to-Period Change		Period-to-Period Change
	2021	2020	2021	2020	Q2 2021 to Q2 2020		YTD 2021 to YTD 2020
(dollars in thousands)
Revenue	$41,543	$37,443	$80,709	$69,475	$4,100	10.9%	$11,234	16.2%
Cost of revenue	9,533	7,053	17,941	14,116	2,480	35.2	3,825	27.1
Gross profit	32,010	30,390	62,768	55,359	1,620	5.3	7,409	13.4
Operating expenses:
Sales and marketing	15,159	12,619	29,791	24,959	2,540	20.1	4,832	19.4
Research and development	5,908	4,543	11,435	9,344	1,365	30.0	2,091	22.4
General and administrative	6,835	6,033	11,717	11,768	802	13.3	(51)	(0.4)
Total operating expenses	27,902	23,195	52,943	46,071	4,707	20.3	6,872	14.9
Income from operations	4,108	7,195	9,825	9,288	(3,087)	(42.9)	537	5.8
Other (expense) income:
Interest (expense) income, net	(33)	85	(66)	211	(118)	*	(277)	*
Other (expense) income, net	(5)	31	(135)	39	(36)	*	(174)	*
Total other (expense) income	(38)	116	(201)	250	(154)	*	(451)	*
Income before income taxes	4,070	7,311	9,624	9,538	(3,241)	(44.3)	86	0.9
Income tax (benefit) expense	(490)	325	(393)	545	(815)	*	(938)	*
Net income	$4,560	$6,986	$10,017	$8,993	$(2,426)	(34.7)%	$1,024	11.4%
* Not meaningful

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	22.9	18.8	22.2	20.3
Gross profit	77.1	81.2	77.8	79.7
Operating expenses:
Sales and marketing	36.5	33.7	36.9	35.9
Research and development	14.2	12.1	14.2	13.4
General and administrative	16.5	16.1	14.5	16.9
Total operating expenses	67.2	61.9	65.6	66.3
Income from operations	9.9	19.2	12.2	13.4
Other (expense) income:
Interest (expense) income, net	(0.1)	0.2	(0.1)	0.3
Other (expense) income, net	0.0	0.1	(0.2)	0.1
Total other (expense) income	(0.1)	0.3	(0.2)	0.4
Income before income taxes	9.8	19.5	11.9	13.7
Income tax (benefit) expense	(1.2)	0.9	(0.5)	0.8
Net income	11.0%	18.7%	12.4%	12.9%
Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$1,107	$1,029	$2,309	$2,005
Sales and marketing	112	156	271	311
Research and development	44	64	107	134
General and administrative	384	273	792	550
Total depreciation and amortization expense	$1,647	$1,522	$3,479	$3,000

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
$9,532
$32,011
$11,748
$25,695
$18,418
$62,291
$17,963
$51,512
Q2
2021
Q2
2020
YTD
2021
YTD
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

REVENUE BY CUSTOMER TYPE
(in thousands)
$3,071
$15,956
$22,516
$2,676
$11,494
$23,273
$6,211
$30,205
$44,293
$4,707
$21,780
$42,988
Q2
2021
Q2
2020
YTD
2021
YTD
2020
Retailers
Brands
Other

Our customers are categorized as follows:
•Retailers. We generally categorize a customer as a retailer if it primarily focuses on selling third-party products.
•Brands. We generally categorize a customer as a brand if it primarily focuses on selling its own proprietary products.
•Other. Other is primarily comprised of strategic partnerships.

Comparison of Q2 2021 to Q2 2020
Revenue increased by 10.9%, or $4.1 million, to $41.5 million for the three months ended June 30, 2021 compared with $37.4 million for the prior year period. The change was primarily due to a $6.3 million increase in subscription revenue compared to the prior year period, driven by strong net bookings, particularly from brands customers. Revenue from our brands customers increased 38.8%, or $4.5 million, compared to the prior year period, driven by an increase in new customers and expansions with existing customers, as well as improved customer retention. Variable revenue decreased $2.2 million compared to the prior year period, as the closing of physical retail stores and the stay-at home orders issued by many jurisdictions in the first and second quarter of 2020 drove a substantial shift in consumer buying behavior, which caused many of our customers to exceed their contractually fixed minimum GMV levels in the prior year period but not in the current year.
Comparison of YTD 2021 to YTD 2020
Revenue increased by 16.2%, or $11.2 million, to $80.7 million for the six months ended June 30, 2021 compared with $69.5 million for the prior year period. The change was primarily due to a $10.8 million increase in subscription revenue compared to the prior year period, driven by strong net bookings, particularly from brands customers. Revenue from our brands customers increased 38.7%, or $8.4 million, compared to the prior year period, driven by an increase in new customers and expansions with existing customers, as well as improved customer retention.
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
Comparison of Q2 2021 to Q2 2020
Cost of revenue increased by 35.2%, or $2.5 million, to $9.5 million for the three months ended June 30, 2021 compared with $7.1 million for the prior year period. The change was comprised primarily of increases of:
•$1.5 million in compensation and employee-related costs due to an increase in headcount, as we continue to invest in resources to support the growth of our business, as well as an increase in quarterly bonuses earned from strong net bookings performance;
•$0.4 million in contractor costs primarily to support our international services team; and

•$0.4 million in software and website maintenance costs to support the growth of our business.
Comparison of YTD 2021 to YTD 2020
Cost of revenue increased by 27.1%, or $3.8 million, to $17.9 million for the six months ended June 30, 2021 compared with $14.1 million for the prior year period. The change was comprised primarily of increases of:
•$2.5 million in compensation and employee-related costs due to an increase in headcount, as we continue to invest in resources to support the growth of our business, as well as an increase in quarterly bonuses earned from strong net bookings performance;
•$0.5 million in contractor costs primarily to support our international services team;
•$0.4 million in software and website maintenance costs to support the growth of our business; and
•$0.3 million in depreciation due to an increase in amortization of capitalized software development costs.
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
Comparison of Q2 2021 to Q2 2020
Sales and marketing expense increased by 20.1%, or $2.5 million, to $15.2 million for the three months ended June 30, 2021 compared with $12.6 million for the prior year period. The change was comprised primarily of increases of:
•$2.3 million in compensation and employee-related costs due to an increase in headcount, as we continue to invest in resources to support the growth of our business, as well as an increase in amortization of deferred contract costs resulting from higher sales commissions driven by strong net bookings performance; and
•$0.2 million in marketing and advertising, with the prior year having reduced spend in response to the COVID-19 pandemic.
Comparison of YTD 2021 to YTD 2020
Sales and marketing expense increased by 19.4%, or $4.8 million, to $29.8 million for the six months ended June 30, 2021 compared with $25.0 million for the prior year period. The change was comprised primarily of increases (decreases) of:
•$4.6 million in compensation and employee-related costs due to an increase in headcount, as we continue to invest in resources to support the growth of our business, as well as an increase in amortization of deferred contract costs resulting from higher sales commissions driven by strong net bookings performance; and
•$0.5 million in marketing and advertising, with the prior year having reduced spend in response to the COVID-19 pandemic; partially offset by
•$(0.3) million in our promotional event programs and travel, primarily due to restrictions as a response to the COVID-19 pandemic.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expense consists primarily of:
•Salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation;
•Costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology; and
•Consulting expenses.

Comparison of Q2 2021 to Q2 2020
Research and development expense increased by 30.0%, or $1.4 million, to $5.9 million for the three months ended June 30, 2021 compared with $4.5 million for the prior year period. The change was comprised primarily of higher compensation and employee-related costs due to an increase in headcount driven by resources to support the growth of our business and our investment in channel expansion, employees from our acquisition of Blueboard, a private limited company organized under the laws of France ("BlueBoard"), in July 2020, as well as an increase in quarterly bonuses earned from strong net bookings performance.
Comparison of YTD 2021 to YTD 2020
Research and development expense increased by 22.4%, or $2.1 million, to $11.4 million for the six months ended June 30, 2021 compared with $9.3 million for the prior year period. The change was comprised primarily of higher compensation and employee-related costs due to an increase in headcount driven by resources to support the growth of our business and our investment in channel expansion, employees from our acquisition of BlueBoard in July 2020, as well as an increase in quarterly bonuses earned from strong net bookings performance.
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
Comparison of Q2 2021 to Q2 2020
General and administrative expense increased by 13.3%, or $0.8 million, to $6.8 million for the three months ended June 30, 2021 compared with $6.0 million for the prior year period. The change was comprised primarily of higher compensation and employee related costs, including stock-based compensation, due to an increase in headcount, as we continue to invest in resources to support the growth of our business.

Comparison of YTD 2021 to YTD 2020
General and administrative expense decreased by 0.4%, or $0.1 million, to $11.7 million for the six months ended June 30, 2021 compared with $11.8 million for the prior year period. The change was comprised primarily of (decreases) increases of:
•$(1.3) million in general and administrative costs due to a decrease in the fair value of acquisition-related contingent consideration; and
•$(0.5) million from a decrease in bad debt expense due to improved cash collections; partially offset by
•$1.4 million in compensation and employee related costs, including stock-based compensation, due to an increase in headcount, as we continue to invest in resources to support the growth of our business; and
•$0.3 million in amortization of intangible assets driven by our acquisition of BlueBoard in July 2020.
ADJUSTED EBITDA

Adjusted EBITDA represents our earnings before interest expense (income), income tax (benefit) expense and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item. For 2021 only, adjusted EBITDA excluded the change in fair value of acquisition-related contingent consideration (refer to Note 5 to our condensed consolidated financial statements included in this report for additional information on contingent consideration). For 2020 only, adjusted EBITDA included transaction costs associated with our July 2020 acquisition of BlueBoard.
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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net income and our other U.S. GAAP results. The following table presents a reconciliation of net income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$4,560	$6,986	$10,017	$8,993
Adjustments:
Interest expense (income), net	33	(85)	66	(211)
Income tax (benefit) expense	(490)	325	(393)	545
Depreciation and amortization expense	1,647	1,522	3,479	3,000
Total adjustments	1,190	1,762	3,152	3,334
EBITDA	5,750	8,748	13,169	12,327
Stock-based compensation expense	3,576	2,556	6,624	5,470
Contingent consideration fair value adjustment	—	—	(1,313)	—
Transaction costs in connection with acquisition	—	265	—	265
Adjusted EBITDA	$9,326	$11,569	$18,480	$18,062
GROSS AND OPERATING MARGINS

Comparison of Q2 2021 to Q2 2020
Gross margin declined by 410 basis points to 77.1% during the three months ended June 30, 2021 compared with 81.2% for the prior year period as a result of the increase in cost of revenue of 35.2% noted above, which exceeded the 10.9% increase in revenue.
Operating margin declined by 930 basis points to 9.9% during the three months ended June 30, 2021 compared with 19.2% for the prior year period due to increases in operating expenses and cost of revenue of 20.3% and 35.2%, respectively, primarily as a result of an increase in compensation and employee-related costs driven by additional headcount as we invest in resources to support growth of our business. These increases exceeded the 10.9% increase in revenue.
Comparison of YTD 2021 to YTD 2020
Gross margin declined by 190 basis points to 77.8% during the six months ended June 30, 2021 compared with 79.7% for the prior year period as a result of the increase in cost of revenue of 27.1% noted above, which exceeded the 16.2% increase in revenue.
Operating margin declined by 120 basis points to 12.2% during the six months ended June 30, 2021 compared with 13.4% for the prior year period due to increases in operating expenses and cost of revenue of 14.9% and 27.1%, respectively, primarily as a result of an increase in compensation and employee-related costs driven by additional headcount as we invest in resources to support growth of our business. These increases exceeded the 16.2% increase in revenue.

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

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents provided by operating activities	$17,586	$13,456
Less: Purchases of property and equipment	(494)	(580)
Less: Payment of capitalized software development costs	(1,631)	(1,407)
Free cash flow	$15,461	$11,469
Free cash flow increased by $4.0 million to $15.5 million for the six months ended June 30, 2021 compared with $11.5 million for the prior year period. The increase in free cash flow was primarily a result of revenue growth during the six months ended June 30, 2021 as compared with the prior year period, improved cash collections and changes in assets and liabilities, which are further described below.
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
YTD 2021
Operating Activities
Our cash provided by operating activities of $17.6 million consisted of net income of $10.0 million adjusted for non-cash items totaling $7.5 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, including the contingent consideration fair value adjustment, and cash increases of $0.1 million from changes in assets and liabilities.
The net increase in cash of $0.1 million resulting from changes in assets and liabilities primarily consisted of:
•a $4.4 million increase in deferred revenue as a result of an increase in net bookings during the period. This increase in cash was partially offset by decreases in cash due to:
•a $3.3 million increase in deferred contract costs consisting of sales commissions and a portion of other incentive compensation that is deferred and amortized to expense over the expected period of benefit;
•a $0.5 million increase in accounts receivable driven by strong net bookings performance during the period;
•a $0.3 million increase in prepaid expenses and other assets driven by the timing of payments to our vendors during the period; and
•a $0.2 million decrease in accrued expenses and accounts payable primarily due to the payment of bonuses earned in the prior year.
Investing Activities
Our cash used in investing activities of $2.1 million consisted of:
•$1.6 million of capitalized software development costs; and
•$0.5 million of capital expenditures primarily related to the purchase of computer equipment.

Financing Activities
Our cash provided by financing activities of $3.4 million consisted of:
•$3.7 million in cash received upon the exercise of stock options; partially offset by
•$0.3 million used for the payment of taxes related to the net-share settlement of restricted stock units.
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
•a $1.2 million increase in accrued expenses and accounts payable driven by accrued bonuses and the deferral of certain payroll taxes associated with COVID-19 pandemic relief.
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
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission, or SEC, Regulation S-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. Although we have not drawn on our Credit Facility, we may do so in the future which may subject us to risks from changing interest rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the six months ended June 30, 2021, there were no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for fiscal 2020.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The laws in this area are complex and developing rapidly. In the United States, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. Further, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020 and has been dubbed the first "GDPR-like" law (referring to the EU's General Data Protection Regulation, described below) in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA will create additional obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Aspects of the CCPA and the CPRA, and their interpretation and enforcement, remain uncertain. We cannot fully predict the impact of the CCPA or the CPRA on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, and we expect that new legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, Virginia recently passed its Consumer Data Protection Act and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and go into effect on January 1, 2023 and July 1, 2023, respectively.
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
Further, the United Kingdom's vote in favor of exiting the European Union, often referred to as Brexit, and ongoing developments in the United Kingdom have created uncertainty with regard to data protection regulation in the United Kingdom. The Data Protection Act of 2018, which "implements" and complements the GDPR, achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom. With the expiration of the transition period on December 31, 2020, companies will have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, which has the ability to separately fine up to the greater of £17.5 million or 4% of global turnover, which exposes us to further compliance risk. While the European Commission recently adopted an adequacy decision for the UK, meaning data may freely flow from the EU to the UK, the adequacy decision is subject to a "sunset clause", which provides uncertainty on the ability to rely on the adequacy decision in the long-term. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.
We will continue to follow developments and work to maintain conforming means of transferring data from Europe, but despite our efforts to address the changes, we may be unsuccessful in establishing conforming means of transferring data from Europe. For example, in 2020, the European Court of Justice, or ECJ, invalidated the use of the E.U.-U.S. Privacy Shield, which had enabled the transfer of personal data from the European Union to the United States for companies like us that were self-certified under the Privacy Shield. The ECJ also called into question the use of the standard contractual clauses. As we are no longer able to rely on the Privacy Shield, if we are unable to implement a valid compliance mechanism for cross-border transfers of personal data, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from the European Economic Area, or EEA. Recently, the European Commission adopted new standard contractual clauses under the GDPR for personal data transfers from the EEA to outside of the EEA, and the European Data Protection Board also issued guidelines for companies to identify and implement appropriate supplementary measures, if applicable, for transferring personal data of European Union data subjects across borders. In connection with these developments, we may have obligations to conduct transfer impact assessments for such cross-border data transfers and may need to implement additional security or other supplementary measures. If we elect to rely on the standard contractual clauses for data transfers, we may be required to expend significant time and resources to update our contractual arrangements and to comply with such obligations. Additionally, the new standard contractual clauses could be invalidated, which could require us to implement costly substitutions for the data transfers we undertake in order to perform our services or prevent such transfers entirely.
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
We had an accumulated deficit of $147.7 million as of June 30, 2021 due to net losses incurred in periods prior to 2019. Although we achieved net income of $10.0 million, $18.8 million and $3.5 million for the six months ended June 30, 2021 and the years ended December 31, 2020 and 2019, respectively, it is possible that our operating expenses will increase in the future, which could negatively impact our prospects for maintaining profitability in future periods. If we are not able to maintain profitability, the value of our company and our common stock could decline significantly.
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

CHANNELADVISOR CORPORATION

Date:	August 5, 2021	By:	/s/ Richard F. Cornetta
Richard F. Cornetta
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)