Form 10-Q
period 2021-09-30
CHANNELADVISOR CORP
filed 2021-11-09
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on October 29, 2021 was 30,048,948.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,019	$71,545
Accounts receivable, net of allowance of $250 and $417 as of September 30, 2021 and December 31, 2020, respectively	25,240	24,705
Prepaid expenses and other current assets	15,226	13,874
Total current assets	137,485	110,124
Operating lease right of use assets	5,284	8,141
Property and equipment, net	8,188	8,707
Goodwill	30,186	30,990
Intangible assets, net	3,331	4,155
Deferred contract costs, net of current portion	17,274	14,040
Long-term deferred tax assets, net	4,304	3,551
Other assets	826	953
Total assets	$206,878	$180,661
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$613	$158
Accrued expenses	17,612	14,008
Deferred revenue	28,425	22,819
Other current liabilities	5,682	6,029
Total current liabilities	52,332	43,014
Long-term operating leases, net of current portion	1,689	5,394
Other long-term liabilities	2,029	2,162
Total liabilities	56,050	50,570
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,048,948 and 29,020,424 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	30	29
Additional paid-in capital	297,251	288,842
Accumulated other comprehensive loss	(2,314)	(1,095)
Accumulated deficit	(144,139)	(157,685)
Total stockholders' equity	150,828	130,091
Total liabilities and stockholders' equity	$206,878	$180,661
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$41,575	$35,285	$122,284	$104,760
Cost of revenue	10,100	7,691	28,041	21,807
Gross profit	31,475	27,594	94,243	82,953
Operating expenses:
Sales and marketing	15,482	13,477	45,273	38,436
Research and development	5,364	4,809	16,799	14,153
General and administrative	7,075	5,974	18,792	17,742
Total operating expenses	27,921	24,260	80,864	70,331
Income from operations	3,554	3,334	13,379	12,622
Other (expense) income:
Interest (expense) income, net	(30)	(1)	(96)	210
Other (expense) income, net	(29)	5	(164)	44
Total other (expense) income	(59)	4	(260)	254
Income before income taxes	3,495	3,338	13,119	12,876
Income tax (benefit) expense	(34)	(374)	(427)	171
Net income	$3,529	$3,712	$13,546	$12,705
Net income per share:
Basic	$0.12	$0.13	$0.46	$0.45
Diluted	$0.11	$0.12	$0.43	$0.43
Weighted average common shares outstanding:
Basic	29,931,173	28,802,310	29,665,439	28,485,547
Diluted	31,474,314	30,436,601	31,295,737	29,815,829
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$3,529	$3,712	$13,546	$12,705
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,157)	438	(1,219)	(63)
Total comprehensive income	$2,372	$4,150	$12,327	$12,642
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$13,546	$12,705
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Depreciation and amortization	5,064	4,655
Bad debt (recovery) expense	(99)	479
Stock-based compensation expense	9,739	7,732
Deferred income taxes	(875)	(61)
Other items, net	(1,982)	(617)
Changes in assets and liabilities:
Accounts receivable	(583)	343
Prepaid expenses and other assets	79	(917)
Deferred contract costs	(4,884)	(1,800)
Accounts payable and accrued expenses	86	3,404
Deferred revenue	6,388	62
Cash and cash equivalents provided by operating activities	26,479	25,985
Cash flows from investing activities
Acquisition, net of cash acquired	—	(8,787)
Purchases of property and equipment	(1,125)	(1,021)
Payment of software development costs	(2,577)	(2,283)
Cash and cash equivalents used in investing activities	(3,702)	(12,091)
Cash flows from financing activities
Repayment of finance leases	(12)	(1,418)
Proceeds from exercise of stock options	4,237	3,553
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(1,363)	(1,299)
Payment of line of credit financing costs	—	(179)
Cash and cash equivalents provided by financing activities	2,862	657
Effect of currency exchange rate changes on cash and cash equivalents	(165)	21
Net increase in cash and cash equivalents	25,474	14,572
Cash and cash equivalents, beginning of period	71,545	51,785
Cash and cash equivalents, end of period	$97,019	$66,357
Supplemental disclosure of cash flow information
Cash paid for interest	$69	$109
Cash paid for income taxes, net	$456	$386
Supplemental disclosure of noncash investing and financing activities
Accrued statutory tax withholding related to net-share settlement of restricted stock units	$4,204	$1,889
Accrued capital expenditures	$45	$379
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
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive income and cash flows. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the full year or the results for any future periods, especially in light of the ongoing impacts, and potential future effects of, the COVID-19 pandemic on the Company’s business, operations and financial performance. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2020, or fiscal 2020, which are included in the Company's Annual Report on Form 10-K for fiscal 2020. There have been no material changes to the Company's significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2020.
Recent Accounting Pronouncements
The Company has reviewed new accounting pronouncements that were issued during the nine months ended September 30, 2021 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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

3. STOCKHOLDERS' EQUITY
The following tables summarize quarterly stockholders' equity activity for the nine-month periods ended September 30, 2021 and 2020 (in thousands, except number of shares):

	Quarterly Activity For The Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	29,020,424	$29	$288,842	$(1,095)	$(157,685)	$130,091
Exercise of stock options and vesting of restricted stock units	802,270	1	3,586	—	—	3,587
Stock-based compensation expense	—	—	3,048	—	—	3,048
Statutory tax withholding related to net-share settlement of restricted stock units	(89,842)	—	(2,061)	—	—	(2,061)
Net income	—	—	—	—	5,457	5,457
Foreign currency translation adjustments	—	—	—	(150)	—	(150)
Balance, March 31, 2021	29,732,852	30	293,415	(1,245)	(152,228)	139,972
Exercise of stock options and vesting of restricted stock units	146,164	—	136	—	—	136
Stock-based compensation expense	—	—	3,576	—	—	3,576
Statutory tax withholding related to net-share settlement of restricted stock units	(48,409)	—	(1,177)	—	—	(1,177)
Net income	—	—	—	—	4,560	4,560
Foreign currency translation adjustments	—	—	—	88	—	88
Balance, June 30, 2021	29,830,607	30	295,950	(1,157)	(147,668)	147,155
Exercise of stock options and vesting of restricted stock units	314,529	—	515	—	—	515
Stock-based compensation expense	—	—	3,115	—	—	3,115
Statutory tax withholding related to net-share settlement of restricted stock units	(96,188)	—	(2,329)	—	—	(2,329)
Net income	—	—	—	—	3,529	3,529
Foreign currency translation adjustments	—	—	—	(1,157)	—	(1,157)
Balance, September 30, 2021	30,048,948	$30	$297,251	$(2,314)	$(144,139)	$150,828

	Quarterly Activity For The Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	28,077,469	$28	$278,111	$(1,740)	$(176,750)	$99,649
Cumulative effect of accounting change (1)	—	—	—	—	240	240
Exercise of stock options and vesting of restricted stock units	394,998	—	87	—	—	87
Stock-based compensation expense	—	—	2,914	—	—	2,914
Statutory tax withholding related to net-share settlement of restricted stock units	(107,398)	—	(980)	—	—	(980)
Net income	—	—	—	—	2,007	2,007
Foreign currency translation adjustments	—	—	—	(800)	—	(800)
Balance, March 31, 2020	28,365,069	28	280,132	(2,540)	(174,503)	103,117
Exercise of stock options and vesting of restricted stock units	330,692	1	2,046	—	—	2,047
Stock-based compensation expense	—	—	2,556	—	—	2,556
Statutory tax withholding related to net-share settlement of restricted stock units	(48,675)	—	(659)	—	—	(659)
Net income	—	—	—	—	6,986	6,986
Foreign currency translation adjustments	—	—	—	299	—	299
Balance, June 30, 2020	28,647,086	29	284,075	(2,241)	(167,517)	114,346
Exercise of stock options and vesting of restricted stock units	411,651	—	1,420	—	—	1,420
Stock-based compensation expense	—	—	2,262	—	—	2,262
Statutory tax withholding related to net-share settlement of restricted stock units	(77,533)	—	(1,549)	—	—	(1,549)
Net income	—	—	—	—	3,712	3,712
Foreign currency translation adjustments	—	—	—	438	—	438
Balance, September 30, 2020	28,981,204	$29	$286,208	$(1,803)	$(163,805)	$120,629
(1) The Company recorded a reduction to accumulated deficit at January 1, 2020 as a result of its adoption of ASU 2016-13, Financial Instruments - Credit Losses
Share Repurchase Program
On September 16, 2021, the Company announced that its Board of Directors approved a share repurchase program authorizing the repurchase of up to $25 million of the Company’s common stock through August 10, 2022. Repurchases may be made from time to time on the open market at prevailing prices or in negotiated transactions off the market. The share repurchase program does not obligate the Company to repurchase any particular amount of its shares. As of September 30, 2021, the Company had not repurchased any shares under this program.
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

Amortization expense associated with the Company's intangible assets was $0.3 million for both the three months ended September 30, 2021 and 2020, and $0.8 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively.
There were no changes to the Company's goodwill during the nine months ended September 30, 2021, other than foreign currency translation adjustments.
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
The following table presents the changes to the Company's liability for acquisition-related contingent consideration for the nine months ended September 30, 2021 (in thousands):

Balance as of December 31, 2020	$1,330
Change in fair value	(1,325)
Balance as of September 30, 2021	$5
6. CAPITALIZED SOFTWARE DEVELOPMENT COSTS
Capitalized software development costs related to creating internally developed software and implementing software purchased for internal use are included in property and equipment in the accompanying condensed consolidated balance sheets. The Company capitalized software development costs of $0.9 million during both the three months ended September 30, 2021 and 2020, and $2.6 million and $2.3 million during the nine months ended September 30, 2021 and 2020, respectively. Amortization expense related to capitalized internally developed software was $0.7 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and $2.0 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively, and is included in cost of revenue or general and administrative expense in the accompanying condensed consolidated statements of operations, depending upon the nature of the software development project. The net book value of capitalized internally developed software was $4.8 million and $4.2 million at September 30, 2021 and December 31, 2020, respectively.

7. LINE OF CREDIT
On August 5, 2020, the Company established a $25.0 million revolving credit facility with a commercial lender that is available for use until August 5, 2023. Proceeds from borrowings under the credit facility may be used for working capital and general corporate purposes, including acquisitions. Up to $10.0 million of the facility is available for letters of credit. Additionally, the Company may request increases to the facility, subject to the consent of the lender, provided that the aggregate amount of such increases during the term do not exceed $10.0 million. Amounts borrowed under the facility will bear interest equal to either a base rate plus 2.25% per annum or LIBOR plus 3.25% per annum. The Company will pay a fee on all outstanding letters of credit at a rate of 3.25% per annum. In addition, the Company will pay a quarterly fee at a rate of 0.50% per annum on the undrawn portion of the facility. As collateral for extension of credit under the facility, the Company granted security interests in substantially all of its assets and those of one of its subsidiaries. The agreement for the credit facility contains customary representations and warranties and subjects the Company to affirmative and negative covenants. As of September 30, 2021, the Company had not drawn on, or issued any letters of credit under, the credit facility.
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
Brands. The Company generally categorizes a customer as a brand if it primarily focuses on selling its own proprietary products.
Other. Other is primarily comprised of strategic partnerships.
The following table summarizes revenue disaggregation by customer type for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Retailers	$21,737	$21,214	$66,030	$64,202
Brands	17,470	12,080	47,675	33,860
Other	2,368	1,991	8,579	6,698
	$41,575	$35,285	$122,284	$104,760
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
Transaction Price Allocated to Future Performance Obligations
As the Company typically enters into contracts with customers for a twelve-month subscription term, a substantial majority of its performance obligations that have not yet been satisfied as of September 30, 2021 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, the aggregate transaction price allocated to the unsatisfied performance obligations was $40.0 million as of September 30, 2021, of which $23.3 million is expected to be recognized as revenue over the next twelve months.
Deferred Revenue
Deferred revenue generally represents the unearned portion of subscription fees. Deferred revenue is recorded when fees are invoiced in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying condensed consolidated balance sheets under "Total current liabilities," net of any long-term portion that is included in "Other long-term liabilities." The following table summarizes deferred revenue activity for the nine months ended September 30, 2021 (in thousands):

	Balance, beginning of period	Net additions	Revenue recognized from deferred revenue	Balance, end of period
Deferred revenue	$23,301	102,770	(96,523)	$29,548
Of the $122.3 million of revenue recognized in the nine months ended September 30, 2021, $20.1 million was included in deferred revenue at January 1, 2021.
Costs to Obtain Contracts
The Company capitalizes sales commissions and a portion of other incentive compensation costs that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying condensed consolidated balance sheets and are classified as "Prepaid expenses and other current assets," net of any long-term portion that is included in "Deferred contract costs, net of current portion." As of September 30, 2021, $8.7 million was included in "Prepaid expenses and other current assets." Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which the Company has determined to be five years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the nine months ended September 30, 2021 (in thousands):

	Balance, beginning of period	Additions	Amortized costs (1)	Balance, end of period
Deferred contract costs	$21,333	11,366	(6,719)	$25,980
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
Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$169	$203	$665	$760
Sales and marketing	928	544	2,744	2,061
Research and development	567	485	1,869	1,708
General and administrative	1,451	1,030	4,461	3,203
Total stock-based compensation expense	$3,115	$2,262	$9,739	$7,732

During the nine months ended September 30, 2021, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Restricted stock units	449,506	$23.39
Performance stock units	71,932	$23.88
Total share-based awards	521,438
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

The following table summarizes the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic:
Net income	$3,529	$3,712	$13,546	$12,705
Weighted average common shares outstanding, basic	29,931,173	28,802,310	29,665,439	28,485,547
Basic net income per share	$0.12	$0.13	$0.46	$0.45
Diluted:
Net income	$3,529	$3,712	$13,546	$12,705
Weighted average common shares outstanding, basic	29,931,173	28,802,310	29,665,439	28,485,547
Dilutive effect of:
Stock options	575,293	571,884	595,938	334,565
Unvested restricted stock units	967,848	1,062,407	1,034,360	995,717
Weighted average common shares outstanding, diluted	31,474,314	30,436,601	31,295,737	29,815,829
Diluted net income per share	$0.11	$0.12	$0.43	$0.43
The following equity instruments have been excluded from the calculation of diluted net income per share because the effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	21,632	145,279	22,235	528,777
Restricted stock units	5,291	19,322	231,680	26,397
11. INCOME TAXES
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company's effective tax rate was (1.0)% and (11.2)% for the three months ended September 30, 2021 and 2020, respectively, and (3.3)% and 1.3% for the nine months ended September 30, 2021 and 2020, respectively. The tax benefit and expense for each of the periods was based on U.S. federal, state, local and foreign income taxes. The Company’s effective tax rate for these periods is lower than the U.S. federal statutory rate of 21% primarily due to the utilization of operating loss carryforwards which are subject to a valuation allowance. As a result of uncertainties relating to the timing and sufficiency of future taxable income in certain tax jurisdictions in which the Company operates, the Company cannot recognize the tax benefit of operating loss carryforwards generated in those jurisdictions until the operating loss carryforwards are utilized. The increase in the effective tax rate for the three months ended September 30, 2021 compared with the same period in the prior year was primarily due to the revaluation of the Company’s UK deferred tax assets resulting from an increase in the UK statutory tax rate from 17% to 19% enacted during the third quarter of 2020. The decrease in the effective tax rate for the nine months ended September 30, 2021 compared with the same period in the prior year was primarily due to the revaluation of the Company's UK deferred tax assets resulting from the enactment of an additional increase in the UK statutory tax rate from 19% to 25% during the second quarter of 2021, as well as an increase in U.S. state income tax benefits resulting from tax deductions for stock-based compensation.
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
The corporate tax changes in the ARP Act and CARES Act had an insignificant impact on the income tax provision for the three and nine months ended September 30, 2021.
The Company recorded a valuation allowance against all of its U.S. deferred tax assets as of September 30, 2021. The Company intends to continue maintaining a full valuation allowance on its U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowance. However, given its current earnings and anticipated future earnings, there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow it to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the Company is currently unable to determine the exact timing and amount of the valuation allowance release.
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
Substantially all assets were held in the United States during the nine months ended September 30, 2021 and the year ended December 31, 2020. The Company categorizes domestic and international revenue from customers based on their billing address. The following table summarizes revenue by geography for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Domestic	$29,199	$26,135	$87,181	$78,571
International	12,376	9,150	35,103	26,189
Total revenue	$41,575	$35,285	$122,284	$104,760

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
EXECUTIVE OVERVIEW

FINANCIAL HIGHLIGHTS
•Total revenue of $41.6 million and $122.3 million for the three and nine months ended September 30, 2021 increased 17.8% and 16.7%, respectively, from the comparable prior year periods;
•Revenue was comprised of 82.3% subscription revenue and 17.7% variable revenue for the three months ended September 30, 2021 compared with 76.8% subscription revenue and 23.2% variable revenue for the comparable prior year period;
•Revenue was comprised of 78.9% subscription revenue and 21.1% variable revenue for the nine months ended September 30, 2021 compared with 75.0% subscription revenue and 25.0% variable revenue for the comparable prior year period;

•Revenue from our brands customers represented 42.0% and 39.0% of total revenue for the three and nine months ended September 30, 2021, respectively, up from 34.2% and 32.3% of total revenue for the comparable prior year periods;
•Revenue derived from customers located outside of the United States as a percentage of total revenue was 29.8% and 28.7% for the three and nine months ended September 30, 2021, respectively, compared with 25.9% and 25.0% for the comparable prior year periods;
•Gross margin of 75.7% and 77.1% for the three and nine months ended September 30, 2021, respectively, declined by 250 and 210 basis points, respectively, compared with 78.2% and 79.2% for the comparable prior year periods;
•Operating margin of 8.5% and 10.9% for the three and nine months ended September 30, 2021, respectively, declined from 9.4% and 12.0% for the comparable prior year periods;
•Net income was $3.5 million and $13.5 million for the three and nine months ended September 30, 2021, respectively, compared with net income of $3.7 million and $12.7 million for the comparable prior year periods;
•Adjusted EBITDA, a non-GAAP measure, was $8.2 million and $26.7 million for the three and nine months ended September 30, 2021, respectively, compared with adjusted EBITDA of $7.4 million and $25.5 million for the comparable prior year periods;
•Cash and cash equivalents were $97.0 million at September 30, 2021 compared with $71.5 million at December 31, 2020;
•Operating cash flow was $26.5 million for the nine months ended September 30, 2021 compared with $26.0 million for the comparable prior year period; and
•Free cash flow, a non-GAAP measure, was $22.8 million for the nine months ended September 30, 2021 compared with $22.7 million for the comparable prior year period.
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
Additionally, COVID-19 has led to well-publicized supply chain disruptions globally, across virtually every industry. Brands and retailers face increased difficulty sourcing parts and inventory, have encountered substantially increased shipping and logistics costs, and often face labor shortages. For many businesses, this has led to increased costs, higher prices, and disruptions to inventory availability, which may impact consumer spending and e-commerce volumes, particularly during the holiday season. Although we have not seen a significant impact to our business or our financial results thus far, these factors incrementally increase our uncertainty about the macroeconomic environment, and we believe these challenges will persist into 2022.
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
•Channel Expansion. We have experienced substantial growth in GMV on our platform from large channels like Zalando, Target Plus and Shopify, as well as numerous smaller marketplaces that we refer to collectively as our long tail of marketplaces. Many of our brands customers see a significant opportunity in expanding their reach to more consumers via global channel expansion. We implemented a plan at the beginning of 2021 to add at least 80 additional channel connections across the globe over an 18-month period to help our customers with this opportunity. We anticipate that we will achieve this by early 2022 and we have initiated planning to add at least 80 additional channel connections again in 2022.
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
•Increasing Complexity of E-commerce. Although e-commerce continues to expand as brands and retailers continue to increase their online sales, it is also becoming more complex due to the hundreds of channels available to brands and retailers and the rapid pace of change and innovation across those channels. In order to gain consumers' attention in a more crowded and competitive online marketplace, an increasing number of brands and retailers sell their merchandise through multiple online channels, each with its own rules, requirements and specifications. In particular, third-party marketplaces are an increasingly important driver of growth for a number of brands and large online retailers. As a result, we need to continue to support multiple channels in a variety of geographies in order to support our targeted revenue growth, and we intend to continue making strategic investments focused on channel expansion.
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

	Three Months Ended September 30,		Nine Months Ended September 30,		Period-to-Period Change		Period-to-Period Change
	2021	2020	2021	2020	Q3 2021 to Q3 2020		YTD 2021 to YTD 2020
(dollars in thousands)
Revenue	$41,575	$35,285	$122,284	$104,760	$6,290	17.8%	$17,524	16.7%
Cost of revenue	10,100	7,691	28,041	21,807	2,409	31.3	6,234	28.6
Gross profit	31,475	27,594	94,243	82,953	3,881	14.1	11,290	13.6
Operating expenses:
Sales and marketing	15,482	13,477	45,273	38,436	2,005	14.9	6,837	17.8
Research and development	5,364	4,809	16,799	14,153	555	11.5	2,646	18.7
General and administrative	7,075	5,974	18,792	17,742	1,101	18.4	1,050	5.9
Total operating expenses	27,921	24,260	80,864	70,331	3,661	15.1	10,533	15.0
Income from operations	3,554	3,334	13,379	12,622	220	6.6	757	6.0
Other (expense) income:
Interest (expense) income, net	(30)	(1)	(96)	210	(29)	*	(306)	*
Other (expense) income, net	(29)	5	(164)	44	(34)	*	(208)	*
Total other (expense) income	(59)	4	(260)	254	(63)	*	(514)	*
Income before income taxes	3,495	3,338	13,119	12,876	157	4.7	243	1.9
Income tax (benefit) expense	(34)	(374)	(427)	171	340	*	(598)	*
Net income	$3,529	$3,712	$13,546	$12,705	$(183)	(4.9)%	$841	6.6%
* Not meaningful

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	24.3	21.8	22.9	20.8
Gross profit	75.7	78.2	77.1	79.2
Operating expenses:
Sales and marketing	37.2	38.2	37.0	36.7
Research and development	12.9	13.6	13.7	13.5
General and administrative	17.0	16.9	15.4	16.9
Total operating expenses	67.2	68.8	66.1	67.1
Income from operations	8.5	9.4	10.9	12.0
Other (expense) income:
Interest (expense) income, net	(0.1)	0.0	(0.1)	0.2
Other (expense) income, net	0.0	0.0	(0.1)	0.0
Total other (expense) income	(0.1)	0.0	(0.2)	0.2
Income before income taxes	8.4	9.5	10.7	12.3
Income tax (benefit) expense	(0.1)	(1.1)	(0.3)	0.2
Net income	8.5%	10.5%	11.1%	12.1%
Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$1,100	$1,062	$3,409	$3,067
Sales and marketing	85	154	356	465
Research and development	32	61	139	195
General and administrative	368	378	1,160	928
Total depreciation and amortization expense	$1,585	$1,655	$5,064	$4,655

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
$7,343
$34,232
$8,187
$27,098
$25,761
$96,523
$26,150
$78,610
Q3
2021
Q3
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

REVENUE BY CUSTOMER TYPE
(in thousands)
$2,368
$17,470
$21,737
$1,991
$12,080
$21,214
$8,579
$47,675
$66,030
$6,698
$33,860
$64,202
Q3 2021
Q3 2020
YTD 2021
YTD 2020
Retailers
Brands
Other

Our customers are categorized as follows:
•Retailers. We generally categorize a customer as a retailer if it primarily focuses on selling third-party products.
•Brands. We generally categorize a customer as a brand if it primarily focuses on selling its own proprietary products.
•Other. Other is primarily comprised of strategic partnerships.

Comparison of Q3 2021 to Q3 2020
Revenue increased by 17.8%, or $6.3 million, to $41.6 million for the three months ended September 30, 2021 compared with $35.3 million for the prior year period. The change was primarily due to a $7.1 million increase in subscription revenue compared to the prior year period, driven by strong net bookings, particularly from brands customers. Revenue from our brands customers increased 44.6%, or $5.4 million, compared to the prior year period, driven by an increase in new customers and expansions with existing customers, as well as improved customer retention.
Comparison of YTD 2021 to YTD 2020
Revenue increased by 16.7%, or $17.5 million, to $122.3 million for the nine months ended September 30, 2021 compared with $104.8 million for the prior year period. The change was primarily due to a $17.9 million increase in subscription revenue compared to the prior year period, driven by strong net bookings, particularly from brands customers. Revenue from our brands customers increased 40.8%, or $13.8 million, compared to the prior year period, driven by an increase in new customers and expansions with existing customers, as well as improved customer retention.
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
Comparison of Q3 2021 to Q3 2020
Cost of revenue increased by 31.3%, or $2.4 million, to $10.1 million for the three months ended September 30, 2021 compared with $7.7 million for the prior year period. The change was comprised primarily of increases of:
•$1.5 million in compensation and employee-related costs due to an increase in headcount, as we continue to invest in resources to support the growth of our business;
•$0.5 million in software and website maintenance costs to support the growth of our business; and
•$0.4 million in contractor costs primarily to support our international services team.

Comparison of YTD 2021 to YTD 2020
Cost of revenue increased by 28.6%, or $6.2 million, to $28.0 million for the nine months ended September 30, 2021 compared with $21.8 million for the prior year period. The change was comprised primarily of increases of:
•$3.9 million in compensation and employee-related costs due to an increase in headcount, as we continue to invest in resources to support the growth of our business;
•$0.9 million in contractor costs primarily to support our international services team;
•$0.8 million in software and website maintenance costs to support the growth of our business; and
•$0.4 million in amortization of capitalized software development costs.
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
Comparison of Q3 2021 to Q3 2020
Sales and marketing expense increased by 14.9%, or $2.0 million, to $15.5 million for the three months ended September 30, 2021 compared with $13.5 million for the prior year period. The change was comprised primarily of increases of:
•$1.6 million in compensation and employee-related costs due to an increase in headcount, as we continue to invest in resources to support the growth of our business, as well as an increase in amortization of deferred contract costs resulting from higher sales commissions driven by strong net bookings performance; and
•$0.2 million in marketing and advertising, with the prior year having reduced spend in response to the COVID-19 pandemic.
Comparison of YTD 2021 to YTD 2020
Sales and marketing expense increased by 17.8%, or $6.8 million, to $45.3 million for the nine months ended September 30, 2021 compared with $38.4 million for the prior year period. The change was comprised primarily of increases (decreases) of:
•$6.3 million in compensation and employee-related costs due to an increase in headcount, as we continue to invest in resources to support the growth of our business, as well as an increase in amortization of deferred contract costs resulting from higher sales commissions driven by strong net bookings performance; and
•$0.8 million in marketing and advertising, with the prior year having reduced spend in response to the COVID-19 pandemic; partially offset by
•$(0.2) million in travel, primarily due to restrictions as a response to the COVID-19 pandemic.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expense consists primarily of:
•Salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation;
•Costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology; and
•Consulting expenses.

Comparison of Q3 2021 to Q3 2020
Research and development expense increased by 11.5%, or $0.6 million, to $5.4 million for the three months ended September 30, 2021 compared with $4.8 million for the prior year period. The change was comprised primarily of higher compensation and employee-related costs due to an increase in headcount driven by resources to support the growth of our business and our investment in channel expansion, as well as employees from our acquisition of Blueboard, a private limited company organized under the laws of France ("BlueBoard"), in July 2020.
Comparison of YTD 2021 to YTD 2020
Research and development expense increased by 18.7%, or $2.6 million, to $16.8 million for the nine months ended September 30, 2021 compared with $14.2 million for the prior year period. The change was comprised primarily of higher compensation and employee-related costs due to an increase in headcount driven by resources to support the growth of our business and our investment in channel expansion, as well as employees from our acquisition of BlueBoard in July 2020.
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
Comparison of Q3 2021 to Q3 2020
General and administrative expense increased by 18.4%, or $1.1 million, to $7.1 million for the three months ended September 30, 2021 compared with $6.0 million for the prior year period. The change was comprised primarily of higher compensation and employee related costs, including stock-based compensation, due to an increase in headcount, as we continue to invest in resources to support the growth of our business.
Comparison of YTD 2021 to YTD 2020
General and administrative expense increased by 5.9%, or $1.1 million, to $18.8 million for the nine months ended September 30, 2021 compared with $17.7 million for the prior year period. The change was comprised primarily of increases (decreases) of:

•$2.6 million in compensation and employee related costs, including stock-based compensation, due to an increase in headcount, as we continue to invest in resources to support the growth of our business; and
•$0.3 million in amortization of intangible assets driven by our acquisition of BlueBoard in July 2020; partially offset by
•$(1.3) million in general and administrative costs due to a decrease in the fair value of acquisition-related contingent consideration; and
•$(0.6) million from a decrease in bad debt expense due to improved cash collections.
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
Because of these and other limitations, you should consider adjusted EBITDA together with U.S. GAAP-based financial performance measures, including various cash flow metrics, net income and our other U.S. GAAP results. The following table presents a reconciliation of net income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$3,529	$3,712	$13,546	$12,705
Adjustments:
Interest expense (income), net	30	1	96	(210)
Income tax (benefit) expense	(34)	(374)	(427)	171
Depreciation and amortization expense	1,585	1,655	5,064	4,655
Total adjustments	1,581	1,282	4,733	4,616
EBITDA	5,110	4,994	18,279	17,321
Stock-based compensation expense	3,115	2,262	9,739	7,732
Contingent consideration fair value adjustment	—	—	(1,313)	—
Transaction costs in connection with acquisition	—	178	—	443
Adjusted EBITDA	$8,225	$7,434	$26,705	$25,496
GROSS AND OPERATING MARGINS

Comparison of Q3 2021 to Q3 2020
Gross margin declined by 250 basis points to 75.7% during the three months ended September 30, 2021 compared with 78.2% for the prior year period as a result of the increase in cost of revenue of 31.3% noted above, which exceeded the 17.8% increase in revenue.
Operating margin declined by 90 basis points to 8.5% during the three months ended September 30, 2021 compared with 9.4% for the prior year period due to increases in operating expenses and cost of revenue of 15.1% and 31.3%, respectively, primarily as a result of an increase in compensation and employee-related costs driven by additional headcount as we invest in resources to support growth of our business. These increases exceeded the 17.8% increase in revenue.
Comparison of YTD 2021 to YTD 2020
Gross margin declined by 210 basis points to 77.1% during the nine months ended September 30, 2021 compared with 79.2% for the prior year period as a result of the increase in cost of revenue of 28.6% noted above, which exceeded the 16.7% increase in revenue.
Operating margin declined by 110 basis points to 10.9% during the nine months ended September 30, 2021 compared with 12.0% for the prior year period due to increases in operating expenses and cost of revenue of 15.0% and 28.6%, respectively, primarily as a result of an increase in compensation and employee-related costs driven by additional headcount as we invest in resources to support growth of our business. These increases exceeded the 16.7% increase in revenue.

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

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents provided by operating activities	$26,479	$25,985
Less: Purchases of property and equipment	(1,125)	(1,021)
Less: Payment of capitalized software development costs	(2,577)	(2,283)
Free cash flow	$22,777	$22,681
Free cash flow increased by $0.1 million to $22.8 million for the nine months ended September 30, 2021 compared with $22.7 million for the prior year period. The increase in free cash flow was primarily a result of revenue growth during the nine months ended September 30, 2021 as compared with the prior year period, improved cash collections and changes in assets and liabilities, which are further described below.
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
YTD 2021
Operating Activities
Our cash provided by operating activities of $26.5 million consisted of net income of $13.5 million adjusted for non-cash items totaling $11.8 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt recovery and other non-cash items, including the contingent consideration fair value adjustment, and cash increases of $1.1 million from changes in assets and liabilities.
The net increase in cash of $1.1 million resulting from changes in assets and liabilities primarily consisted of:
•a $6.4 million increase in deferred revenue as a result of an increase in net bookings during the period;
•a $0.1 million decrease in prepaid expenses and other assets driven by the timing of payments to our vendors during the period; and
•a $0.1 million increase in accrued expenses and accounts payable driven by the timing of payments to our vendors during the period. These increases in cash were partially offset by decreases in cash due to:
•a $4.9 million increase in deferred contract costs consisting of sales commissions and a portion of other incentive compensation that is deferred and amortized to expense over the expected period of benefit; and
•a $0.6 million increase in accounts receivable driven by strong net bookings performance during the period.
Investing Activities
Our cash used in investing activities of $3.7 million consisted of:
•$2.6 million of capitalized software development costs; and
•$1.1 million of capital expenditures primarily related to the purchase of computer equipment.

Financing Activities
Our cash provided by financing activities of $2.9 million consisted of:
•$4.2 million in cash received upon the exercise of stock options; partially offset by
•$1.4 million used for the payment of taxes related to the net-share settlement of restricted stock units.
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
SHARE REPURCHASE PROGRAM
On September 16, 2021, we announced that our Board of Directors approved a share repurchase program authorizing the repurchase of up to $25 million of our common stock through August 10, 2022. Repurchases may be made from time to time on the open market at prevailing prices or in negotiated transactions off the market. The share repurchase program does not obligate us to repurchase any particular amount of our shares. As of September 30, 2021, we had not repurchased any shares under this program.
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
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission, or SEC, Regulation S-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. Although we have not drawn on our Credit Facility, we may do so in the future which may subject us to risks from changing interest rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the nine months ended September 30, 2021, there were no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for fiscal 2020.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this

Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Additionally, COVID-19 has led to well-publicized supply chain disruptions globally, across virtually every industry. Brands and retailers face increased difficulty sourcing parts and inventory, have encountered substantially increased shipping and logistics costs, and often face labor shortages. For many businesses, this has led to increased costs, higher prices, and disruptions to inventory availability, which may impact consumer spending and e-commerce volumes, particularly during the holiday season. Although we have not seen a significant impact to our business or our financial results thus far, these factors incrementally increase our uncertainty about the macroeconomic environment, and we believe these challenges will persist into 2022.
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
We had an accumulated deficit of $144.1 million as of September 30, 2021 due to net losses incurred in periods prior to 2019. Although we achieved net income of $13.5 million, $18.8 million and $3.5 million for the nine months ended September 30, 2021 and the years ended December 31, 2020 and 2019, respectively, it is possible that our operating expenses will increase in the future, which could negatively impact our prospects for maintaining profitability in future periods. If we are not able to maintain profitability, the value of our company and our common stock could decline significantly.
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

CHANNELADVISOR CORPORATION

Date:	November 9, 2021	By:	/s/ Richard F. Cornetta
Richard F. Cornetta
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)