Form 10-K
period 2021-12-31
CHANNELADVISOR CORP
filed 2022-02-10
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____
Commission file number 001-35940
CHANNELADVISOR CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	56-2257867
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3025 Carrington Mill Boulevard Morrisville, NC	27560
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (919) 228-4700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	ECOM	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_____________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes     ☐   No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes     ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒  Yes     ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
    The aggregate market value of ChannelAdvisor Corporation voting and non-voting common equity held by non-affiliates as of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing sale price of $24.51 as reported on the New York Stock Exchange on that date was $714,020,001.
At January 31, 2022, 30,188,595 shares of ChannelAdvisor Corporation Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
•the potential and continuing effects of the COVID-19 pandemic on our business and on the e-commerce industry;
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

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW
We are a leading provider of cloud-based e-commerce solutions whose mission is to connect and optimize the world's commerce. For over two decades, we have helped brands and retailers worldwide to streamline their e-commerce operations, expand to new channels and grow their sales. Our multichannel commerce platform allows our customers to connect to hundreds of global channels, market to consumers on those channels, sell products, manage fulfillment processes, and analyze and optimize channel performance. Thousands of customers depend on us to securely power their e-commerce operations on channels such as Amazon, eBay, Facebook, Google, Shopify, Walmart and Zalando. Our platform helps global brands gain a competitive advantage with actionable insights into digital shelf performance across thousands of retailer websites and marketplaces and helps make digital campaigns shoppable. Overall, our platform provides the breadth, scalability and flexibility to facilitate billions of dollars in e-commerce transactions annually across the globe.
We serve customers across a wide range of industries and geographies. Our customers include the online businesses of brands and retailers, as well as advertising agencies that use our solutions on behalf of their clients.
E-commerce has grown steadily over the last two decades, as consumers have increasingly shifted their retail purchases from traditional brick-and-mortar stores to online stores and marketplaces. In the last two years, this growth accelerated due to the global novel coronavirus, or COVID-19, pandemic. Growth in e-commerce has been due to a number of factors, including:
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
While these e-commerce growth drivers create significant opportunities for brands and retailers, they also create additional complexity and challenges. Brands and retailers seeking new avenues to expand their online sales must manage product data and transactions across hundreds of highly fragmented online channels where data attributes vary, requirements change frequently and the pace of innovation is rapid and increasing. With speed of order fulfillment becoming increasingly strategic to winning business, brands and retailers often interface with multiple fulfillment service providers, each with different technological capabilities and communication requirements. Many larger brands also seek to manage and nurture traditional retail relationships along with direct-to-consumer channels.
OUR MARKET OPPORTUNITY
We believe that the addressable market for our enterprise software-as-a-service, or SaaS, solutions is large, growing and under-penetrated, especially with brands customers. Our technology helps brands as well as retailers navigate the evolving e-commerce landscape and enables them to integrate, manage and optimize their merchandise sales across these disparate online channels. In addition, we facilitate improved collaboration between brands and their authorized resellers through solutions that deliver high value leads from brands to those resellers. We generate the majority of our revenue from our customers' usage of our SaaS solutions, which are organized into modules. Each module integrates with a particular type of channel, such as third-party marketplaces, digital marketing websites and authorized reseller websites. Using our solutions, customers can:
•connect with new channels and more easily integrate with channels they already use;
•access online sources of consumer demand, such as marketplaces and social networks;

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
Several significant trends have contributed to this increasing complexity and fragmentation, including:
•Increase in brands' participation in direct-to-consumer e-commerce. With the continued success of Amazon and the struggles of some traditional retail partners, more brands are exploring or participating in direct-to-consumer online sales using their own websites and/or third-party marketplaces. The shift to direct-to-consumer online sales is forcing brands to enhance their logistics and fulfillment capabilities compared to the traditional brick-and-mortar retail model. However, because those traditional retail partners may still represent a majority of revenue for many brands, brands typically desire solutions that allow collaboration with those partners in addition to direct-to-consumer solutions.
•Emergence and growth of online third-party marketplaces.    Third-party marketplaces, which are marketplaces that aggregate many sellers, are an increasingly important driver of growth for a number of large online retailers. Some of these marketplaces, such as Amazon, offer products from their own inventory, known as first-party products, as well as products sold by others, known as third-party products; other marketplaces, such as eBay, offer only third-party products. In addition, several of the largest traditional brick-and-mortar retailers, including Kroger, Target, Urban Outfitters and Walmart, have incorporated third-party marketplaces into their online storefronts, allowing other brands and retailers to market their products to consumers they might not otherwise reach.

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
•Expansion of the global e-commerce ecosystem.    The increasingly global e-commerce ecosystem presents opportunities for brands and retailers to extend their online presence through country- or region-specific marketplaces, such as Alibaba in Asia, Zalando in Europe and The Iconic in Australia. Conversely, the growth of marketplaces such as Amazon into new countries is driving selling opportunities for brands and retailers to sell to a broader, global audience.
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

THE CHANNELADVISOR PLATFORM
The ChannelAdvisor multichannel commerce platform allows our customers to more easily integrate, manage and optimize their e-commerce operations across the entire consumer journey.

Specifically, our platform allows brands and retailers to:
•Connect to hundreds of global channels including marketplaces, dropship retailers, search and shopping engines, social media and online storefronts in order to meet consumers where they prefer to discover and shop, without having to separately integrate with each channel.
•Market effectively to consumers on those channels by automating and optimizing processes related to the management of product content, pricing, advertising, competitive analysis and brand protection.
•Sell products to interested consumers on global marketplaces, in web stores, through resellers or, for some brands, by connecting those shoppers directly to authorized retail partners from their own sites and digital campaigns.
•Fulfill orders in a timely manner through integrations with global distribution, fulfillment and logistics providers.
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
Specific platform capabilities include the following:
Connect
ChannelAdvisor helps brands and retailers connect to hundreds of global channels
Connecting to global channels involves sophisticated integrations with unique requirements per channel. Our platform includes the following key capabilities to help brands and retailers efficiently manage global sales and advertising channels:

•Integrations.    Our platform is integrated with hundreds of channels, including global marketplaces, search and shopping engines, social media, web stores and dropship retailers. Our customers can also create product feeds to custom destinations.
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
Market
ChannelAdvisor helps brands and retailers market the right products to the right consumers at the right time
Connecting to consumers involves having the right offer, a competitive price, accurate and descriptive product content, and effective advertising to capture consumer attention. Our platform includes the following key capabilities to help brands and retailers connect with consumers when they are ready to buy:
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
•Digital marketing management. Our platform and services provide customers the ability to create, manage and evaluate advertising using a variety of ad formats across multiple channels, including search engines, social networks, marketplaces and retail media. Our unified platform enables our customers to manage advertising across a large number of channels more efficiently and use information from one channel to inform decisions on other channels. Campaign optimization features such as bid management and keyword harvesting can help drive ad spend efficiency.
•Shoppable Media solutions for digital campaigns. Our platform allows brands to create a one-click path to purchase from digital marketing and social campaigns, allowing for retail partners to be included in promotions while eliminating out-of-stock dead-ends by dynamically linking to in-stock retailers and product variations. Our platform also supports the creation of interstitials, which are ads that load between two content pages, such as pop-up ads, that enable consumers to choose preferred retailers after clicking on the digital campaign.
Sell
ChannelAdvisor helps brands and retailers sell products where consumers prefer to shop

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
•Pricing automation. Our platform provides customers the ability to dynamically price their products across some of our available channels in alignment with their margin goals. Our pricing algorithms take into account the channel, competitive environment, margin thresholds, historical product sales and sales velocity. Using our solution, customers can avoid the manual effort of monitoring the competition and changing prices, while preserving the ability to remain price competitive. Algorithmic repricing uses predictive analytics and machine learning that may help our customers increase sales while maximizing their margins.
•Shoppable Media solutions for brand sites. Our platform allows brands to host a dynamically updated widget on their product pages that presents consumers with online retailers that have products in-stock and that links directly to product pages or shopping carts on those retail sites. Similarly, the widget can present consumers with local offline stores close to the consumer that carry the brand's products. This creates an efficient path to purchase for the consumer, improves brand relationships with retailers, and provides brands with consumer insights.
Fulfill
ChannelAdvisor helps brands and retailers fulfill customer expectations
After placing an online order, customers expect quick, reliable and inexpensive or free shipping. Our platform includes the following key capabilities to help brands and retailers efficiently manage fulfillment operations:
•Order management automation. Our platform consolidates marketplace, online storefront and dropship retail orders into a consolidated, customizable view, where they can be tagged, managed and exported in a variety of formats. Customers can manage delivery status, dates and tracking numbers.
•Shipping management. Our platform integrates with a wide range of fulfillment options to enable maximum flexibility and resiliency for our customers. For customers that fulfill from their own warehouses, our platform provides shipping management functionality, including shipping label generation, connections to carriers and integrations with various shipping management solutions. Our platform also supports Fulfillment by Amazon, Walmart Fulfillment Services, Zalando Fulfillment Services, and integrations with a number of third-party logistics providers, supporting features such as synchronization of product availability, the generation and distribution of custom purchase orders and simplification of order status management.
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
Our fulfillment capabilities are enhanced by strategic partnerships with leaders in logistics and fulfillment.
Optimize
ChannelAdvisor helps brands and retailers optimize e-commerce strategies to improve results
•Direct-to-consumer channel performance. For brands and retailers, our dashboards highlight sales trends, top performing products, seller reputation, repricing activity and buy box attainment, among other key performance indicators. The dashboards also alert customers to issues or errors, such as data that is in a form inconsistent with the requirements of a particular channel. These capabilities provide actionable, cross-channel insights that allow customers to quickly revise their business rules, listings and ads with the goal of improving sales and profitability.
•Digital shelf analytics. Our platform enables global multichannel brands to manage online distribution, grow sales and protect their brand reputation. Brand Analytics solutions help brands monitor product assortment and availability on retail channels, understand pricing dynamics, identify areas for search performance improvement on the digital shelf and ensure that the brand looks its best through the use of approved product content and responses to critical customer reviews.
PLATFORM MODULES
While our platform allows our customers to more easily integrate, manage and optimize their online sales across the entire consumer journey, our customers will often enter a relationship with us focused on one aspect of that journey. To that end, we offer our solutions as a series of modules, including:

•Marketplaces. Our Marketplaces module connects customers to hundreds of third-party marketplaces across the globe, including Amazon, eBay, Google, Newegg, Overstock.com, Target, TradeMe, Walmart and Zalando. It also allows for the connection to web stores, such as Shopify, BigCommerce and Magento. In addition, this module allows our customers to compete more effectively through access to advertising programs, fulfillment services and other advanced features on major marketplaces. Further, brands and distributors can manage purchase orders, shipment notifications, stock quantities and invoices for multiple retail dropship partners.
•Digital Marketing. Our Digital Marketing module allows customers to generate and send customized product data feeds to advertising channels and other channel partners, including affiliate networks, retargeting vendors, personalization vendors and product review platforms. It enables customers to advertise on comparison shopping websites such as Google Shopping, search engines such as Google and Microsoft's Bing, and social commerce sites such as Facebook, Instagram and Pinterest. The Digital Marketing module also supports retail media advertising programs on retail and marketplace sites such as Amazon, eBay and Walmart.
•Shoppable Media. Our Shoppable Media module allows brands to provide their web visitors with an easy path to purchase using dynamic links to in-stock retail product pages or carts, or with information on where products can be purchased from local retail stores. The solution is designed to improve the consumer experience and help brands gain a better understanding of consumer behavior through detailed data about the flow of traffic between the brand and retailer. It also allows brands to make digital campaigns shoppable, enabling a one-click path to purchase from digital marketing and social campaigns or an interstitial that allows consumers to choose preferred retailers after clicking on the digital campaign.
•Brand Analytics. Our Brand Analytics module helps global brands gain a competitive advantage on their e-commerce channels with actionable insights into how their products are performing on the digital shelf across thousands of retailer websites and marketplaces.
PLATFORM BENEFITS
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
•Security and privacy. Our platform and infrastructure are designed to ensure the security of customer data and consumer data throughout all data storage and processing in compliance with global and applicable local privacy laws.
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
OUR TECHNOLOGY
Our platform is and always has been a cloud-based SaaS solution. We provide a single code base and multi-tenant architecture for our platform customers, which means that all customers operate on the same version of our software and that we do not customize our products for individual platform customers. Because of this, there is no need for our customers to download, install or upgrade software.
Our platform is highly configurable and designed to ensure that customers have the flexibility needed to implement their business processes. We have developed our proprietary technology platform with a focus on delivering industry-leading breadth, scalability, reliability and flexibility.
We develop our software using rapid iterations through small, incremental changes that are continuously integrated into our code base. Incremental improvements are generally released daily, with more significant enhancements and capabilities communicated approximately every 90 days. Because of our architecture, our customers benefit from our new capabilities as soon as they are made available.
Our platform uses a hybrid cloud architecture in which we utilize secure third-party data center facilities located in North America, as well as cloud-based infrastructure in North America and Europe. In the data center facilities, we deploy hardware we own, including servers, networking systems and storage systems. We use virtualization to maximize the utilization we achieve from our hardware systems. The data center facilities are biometrically secured, environmentally controlled and redundantly powered. We employ system security, including firewalls, encryption technology and antivirus software, and we conduct regular system tests and vulnerability and intrusion assessments. In the event of failure, we have engineered our systems with backup and recovery capabilities designed to provide for business continuity. We also make use of additional third-party cloud-based systems, such as content delivery networks, to augment the capabilities of our platform.
Developer Ecosystem
We offer third-party developers of complementary e-commerce solutions access to our platform through APIs, which enable those developers to build connections to our platform that meet their specific needs without requiring us to offer customized software code. We currently provide APIs to hundreds of third-party developers who have integrated their solutions with ours. For example, our API integrates our platform with business software provided by NetSuite, a provider of SaaS enterprise resource planning, customer relationship management and e-commerce solutions, to further streamline our joint customers' e-commerce operations.
KEY STRATEGIC OBJECTIVES AFFECTING OUR FUTURE FINANCIAL PERFORMANCE
Given the rapidly evolving e-commerce landscape and increased demand for our proprietary SaaS cloud platform, particularly driven by the effects of the COVID-19 pandemic on consumer shopping habits, in 2020 and 2021 we achieved substantial growth in revenue, especially from our brands customers, as well as adjusted EBITDA and cash flow. We intend to continue making incremental strategic investments focused on driving revenue growth, maintaining strong margin performance and building shareholder value. We expect our financial performance in the future to be driven by our ability to:
•Increase penetration and expansion opportunities with new and existing brands customers;
•Maintain an appropriate number of sales representatives to address anticipated increases in demand for our platform;
•Enhance our services organization with investments in people and technology to better serve our customers;
•Expand the number of marketplaces with which we integrate to further enhance transaction volume from marketplaces; and

•Execute on strategic investments in product innovation targeted to expand and optimize our platform and drive new revenue streams.
OUR CUSTOMERS
During the year ended December 31, 2021, no single customer accounted for more than 1.7% of our total revenue. Increased penetration with new and existing brands customers is a key strategic priority for our company. Consequently, we have seen an increasing proportion of our customer base and revenues come from brands customers as more brands seek to directly manage and optimize the advertising and selling of their products online. We generally categorize a customer as a brand if it primarily focuses on selling its own proprietary products. Over the last two years, we have made strategic investments in our sales and services organizations to accelerate new brands customer acquisition, as well as expansions with and retention of existing brands customers. These investments have helped drive record net bookings results and sustained revenue growth over this time period. For the year ended December 31, 2021, brands customers represented approximately 40% of our total revenue compared to approximately 33% for the year ended December 31, 2020. Subscription revenue from brands customers represented approximately 45% of total subscription revenue for the year ended December 31, 2021, compared to approximately 38% for the year ended December 31, 2020. We believe this is a positive trend and we will continue to focus our efforts on serving this important customer group. Our goal is to generate at least half of our revenues from brands by the end of 2022.
Our revenue fluctuates as a result of seasonal variations in our business, principally due to the peak consumer demand and related increased volume of our customers' GMV during the year-end holiday season. As a result, we have historically had higher revenue in our fourth quarter than other quarters due to increased GMV processed through our platform, resulting in higher variable fees.
RESEARCH AND DEVELOPMENT
Our research and development efforts are focused on enhancing the architecture of our technology platform, creating additional functionality for our customers, enhancing our external developer APIs and maintaining and extending the various points of integration we have to the online channels we support. We recorded research and development costs of $22.4 million, $19.0 million and $19.2 million during the years ended December 31, 2021, 2020 and 2019, respectively. The increase in research and development costs is due to our investment in resources and technology to support the growth of our business.
COMPETITION
The market for products that help brands and retailers reach online consumers is competitive. The competitive dynamics of our market are unpredictable because it is rapidly evolving, fragmented and subject to potential disruption by new technological innovations and the ability of channels to compete with us or make changes to which we need to rapidly adapt.
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

Data privacy and security.    Data privacy and security with respect to the collection of personally identifiable information continues to be a focus of worldwide legislation and compliance review. Examples include statutes adopted by states that require online services to report breaches of the security of personal information, and to report to customers when their personal information might be disclosed to direct marketers. In addition, the California Consumer Privacy Act, or the CCPA, went into effect on January 1, 2020 and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt out of certain sales of personal information. A new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters November 3, 2020. The CPRA will create additional obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Aspects of the CCPA and the CPRA (referred to collectively as "the California Legislation"), and their interpretation and enforcement, remain uncertain. Some observers have noted that the California Legislation could mark the beginning of a trend toward more stringent privacy legislation in the United States, and we expect that new legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, Virginia recently passed its Consumer Data Protection Act and Colorado recently passed the Colorado Privacy Act, both of which differ from the California Legislation and go into effect on January 1, 2023 and July 1, 2023, respectively.
In Europe, the General Data Protection Regulation, or GDPR, went into effect in May 2018 with the intent of unifying data protection within the European Union under a single law. The GDPR has resulted in significantly greater compliance burdens and costs for companies with customers and operations in the European Union. The GDPR introduced a number of privacy-related changes for companies operating in the European Union, including greater control for data subjects (e.g., the "right to be forgotten"), increased data portability for European Union consumers, data breach notification requirements and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the non-compliant company, whichever is greater, could be imposed for violations of certain of the GDPR's requirements. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the European Union. These laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The European Court of Justice invalidated the use of the E.U.-U.S. Privacy Shield with which we were self-certified and had enabled the transfer of personal data from the European Union to the United States. We now make use of alternative data transfer mechanisms such as standard contractual clauses approved by the European Commission, or SCCs. On June 4, 2021, the European Commission adopted new SCCs under the GDPR for personal data transfers outside the EU.
Further, the United Kingdom's vote in favor of exiting the European Union, referred to as Brexit, and ongoing developments in the United Kingdom have created uncertainty with regard to data protection regulation in the United Kingdom. Currently, the data protection obligations of the GDPR continue to apply to the United Kingdom related to processing of personal data in substantially unvaried form and fashion under the UK GDPR. Also, on June 28, 2021, the European Commission announced a decision of "adequacy" concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated. However, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA.
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
EMPLOYEES AND HUMAN CAPITAL RESOURCES
We believe our obligations as a corporation are multifaceted and that it is consistent with our duty to stockholders to also focus on the well-being of our employees and their level of engagement with us. We have developed policies and programs to attract, develop, motivate and retain exceptional employees to maintain our culture and uphold our ethical standards.
To accomplish this, we offer competitive total rewards, invest in ongoing learning and development, promote diversity, equity and inclusion, and focus on employee health, safety and well-being. ChannelAdvisor has formed a Diversity, Equity and Inclusion (DE&I) task force that is focused on five key DE&I objectives for the company: driving awareness, accelerating opportunity, improving access, advocacy and accountability. We encourage you to read our Diversity Annual Report on our company website at www.channeladvisor.com/about/diversity-and-inclusion for additional information. This information is not incorporated by reference into this Annual Report. We are proud of our long history of inclusion and our merit-based culture, but also believe there is more work to do to promote DE&I internally and externally. We have also established seven employee-led employee resource groups, or ERGs, that aim to promote DE&I, foster and strengthen workplace culture, enhance professional development and leadership abilities and promote career growth and success.
Our benefits programs are designed to be market competitive and to attract and retain our employees. We strive to offer plans that are financially competitive and provide sufficient time off and flexible work arrangements. Full-time U.S. employees working 30 or more hours per week are eligible for a wide range of benefits, including medical insurance, telemedicine, flexible spending accounts, dental insurance, vision insurance, life and disability insurance, 401(k) retirement plan and paid time off, or PTO, starting at 20 days per year. We offer our employees a global employee assistance program, or EAP, with services available at no cost for all ChannelAdvisor employees. Our EAP offers confidential support and services in a number of areas, including life and work, mind and body, financial and legal and crisis support. In addition, we conduct surveys on a regular basis to assess employee engagement and the responses to our surveys reflect a high level of satisfaction. We use insights from our surveys and other employee feedback, including through town halls and other communication channels, to inform our human capital resources plans. We are also focused on comprehensive succession planning and development programs at all levels throughout the organization. We often promote candidates from within our existing employee base, for example.

We recognize the importance of giving back to our communities, and encourage employees to support causes that are important to them. Therefore, all employees receive one additional day of PTO each calendar year to be used for volunteering and/or community service. This "Day to Give Back" PTO is provided in addition to the annual PTO allotment for which employees are already eligible.
The effects of COVID-19 and other external events over the last two years fundamentally altered how we support and engage our employees. Faced with the global COVID-19 crisis, we moved to a virtual work environment in March 2020, putting employee safety and well-being first, and were successful in making this transition. Because we were able to sustain employee productivity despite our virtual work environment, in early 2021, we implemented a permanent global flexible work policy that allows substantially all of our employees to choose a working environment that best suits their needs and the needs of our customers and our business.
We believe the human capital programs we have in place are market competitive and recognized by our employees, as evidenced by our having been recognized by Triangle Business Journal as a member of the 2021 class of "Best Places to Work" in the Triangle region of North Carolina, the seventh time we have won this recognition.
Our Board of Directors provides oversight of our approach to and investment in human capital management and leadership and talent development. Directly, and through its Compensation Committee and Nominating & Corporate Governance Committee, the Board engages regularly with management on human capital matters. As of December 31, 2021, we had 846 full-time personnel spanning seven countries, reflecting various backgrounds, ages, gender identities and ethnicities. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights. We consider our relationship with our employees to be strong.
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
The global pandemic of COVID-19 continues to evolve rapidly, and we continue to monitor the situation closely and assess the potential effects on our business; however, the ultimate impact is highly uncertain and subject to change and will depend on a number of future developments, such as the ultimate geographic spread of the disease, the duration and any future recurrences of the outbreak including due to the emergence and spread of new variants of the virus, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements, vaccine deployment and business closures in the United States and other countries to prevent, contain and treat the disease. Accordingly, we do not yet know the full extent of potential impacts on our business and operations, or those of our business partners and customers, or the global economy as a whole. While the increase in e-commerce during the COVID-19 pandemic has had a significant positive impact on our results of operations thus far, we believe that the heightened GMV levels we have seen are likely to dissipate somewhat over time as COVID-19 vaccinations are administered to the overall population, retail stores reopen and stay-at-home orders ease. Reductions in GMV levels or future adverse impacts on our results of operations due to the COVID-19 pandemic could adversely affect our revenue growth and financial results for 2022 or beyond. Because our solutions are primarily sold on a subscription basis, any such adverse effects may not be fully reflected in our operating results until future periods. Accordingly, the current results and financial condition discussed in this Annual Report may not be indicative of our future operating results and trends.
Additionally, COVID-19 has led to well-publicized supply chain disruptions globally, across virtually every industry. Brands and retailers face increased difficulty sourcing parts and inventory, have encountered substantially increased shipping and logistics costs and often face labor shortages. For many businesses, this has led to increased costs, higher prices and disruptions to inventory availability, which may impact consumer spending and e-commerce volumes, particularly during the holiday season. Although we have not seen a significant impact to our business or our financial results thus far, these factors incrementally increase our uncertainty about the macroeconomic environment, and we believe these challenges may persist into 2022.
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
•the evolving impact of the COVID-19 pandemic on our business and that of our customers;
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
The laws in this area are complex and developing rapidly. In the United States, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. Further, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020 and has been dubbed the first "GDPR-like" law (referring to the EU's General Data Protection Regulation, described below) in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA will create additional obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Aspects of the CCPA and the CPRA (referred to collectively as "the California Legislation"), and their interpretation and enforcement, remain uncertain. We cannot fully predict the impact of the California Legislation on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
Some observers have noted that the California Legislation could mark the beginning of a trend toward more stringent privacy legislation in the United States, and we expect that new legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, Virginia recently passed its Consumer Data Protection Act and Colorado recently passed the Colorado Privacy Act, both of which differ from the California Legislation and go into effect on January 1, 2023 and July 1, 2023, respectively.
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
Further, the United Kingdom's exit from the European Union, often referred to as Brexit, and ongoing developments in the United Kingdom have created uncertainty with regard to data protection regulation in the United Kingdom. The Data Protection Act of 2018, which "implements" and complements the GDPR, achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom. With the expiration of the transition period on December 31, 2020, companies now have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, which has the ability to separately fine up to the greater of £17.5 million or 4% of global turnover, which exposes us to further compliance risk. While the European Commission recently adopted an adequacy decision for the UK, meaning data may freely flow from the EU to the UK, the adequacy decision is subject to a "sunset clause", which provides uncertainty on the ability to rely on the adequacy decision in the long-term. We may incur liabilities, expenses, costs and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.
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
Cybersecurity incidents could endanger the confidentiality, integrity and availability of our information resources and the information we collect, use, store and disclose. These incidents may be an intentional attack or an unintentional event, possibly targeted at us or our third-party contractors or consultants, and could involve gaining unauthorized access to our information systems or data for purposes of misappropriating assets, stealing confidential or personal information, corrupting data or causing operational disruption. Such disruptions may be caused by events such as computer hacking, phishing attacks, ransomware, supply chain attacks, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks, exploits by trusted insiders and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks, user error or other similar events. The possibility of such events may be increased in the current environment in which all of our employees and the employees of our customers are working remotely. We believe that we take reasonable steps that are designed to protect the security, integrity and confidentiality of the information we collect, use, store, and disclose, but there is no guarantee that inadvertent or unauthorized data access will not occur despite our efforts. For example, our system redundancy may be ineffective or inadequate, or we could be impacted by software bugs or other technical malfunctions, as well as error or malfeasance by anyone with access to our data. In addition, while we believe we have adequate insurance coverage to compensate for any losses associated with such events, the coverage may in fact not be adequate to cover all potential losses. The development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Any unauthorized access or use of information, virus or similar breach or disruption to our, our customers', or our partners' systems and security measures could result in disrupted operations, loss of information, damage to our reputation and customer relationships, early termination of our contracts and other business losses, indemnification of our customers, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, financial penalties, litigation, regulatory investigations, and other significant liabilities, any of which could materially harm our business.
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
We are subject to taxation in numerous countries, states and local tax jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each jurisdiction. Nevertheless, our effective tax rate may be different from effective tax rates experienced in the past due to numerous factors, including passage of new federal income tax laws, changes in the mix of our profitability from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2021, we had $107.1 million of U.S. federal and $130.1 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2026 for federal and 2022 for state tax purposes. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration. Under legislative changes made in December 2017, as modified by federal tax law changes enacted in March 2020, U.S. federal net operating losses incurred in tax years beginning after December 31, 2017 and in future years may be carried forward indefinitely, but, for tax years beginning after December 31, 2020, the deductibility of such net operating losses is limited. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an "ownership change" will occur if there is a cumulative change in our ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have completed a Section 382 review and have determined that, excluding a de minimis amount of acquired net operating losses, none of the operating losses will expire solely due to Section 382 limitation(s). However, we may experience ownership changes in the future as a result of future shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards and tax credits is materially limited, it would harm our business by effectively increasing our future tax obligations.
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
•economic and political instability in some countries, including terrorist attacks, civil unrest and actual or threatened armed conflict;
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
We also work with subcontractors, service providers and other third parties that operate internationally. These third parties may also face the above risks which, if realized, may impact our own business and operations. Any disruption experienced by these third parties could materially impact our ability to service our clients, among other things, and could require substantial effort and time to move to other service providers or to transition such services in-house.
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
GENERAL RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

Our principal offices occupy approximately 45,000 square feet of leased office space in Morrisville, North Carolina pursuant to a lease agreement that expires in October 2022. During the year ended December 31, 2021, we reduced our leased office space by approximately 65,000 square feet and recognized a one-time charge of $1.9 million consisting of lease abandonment and related costs. On December 20, 2021, we entered into a lease agreement for approximately 34,000 square feet of office space to replace our current corporate headquarters upon the expiration of our current lease. The lease term will commence on the earlier of October 1, 2022 or the date on which we begin to occupy and conduct business in the space. The initial term of the lease agreement is for nine years following the lease commencement date, and we may elect to renew the lease for two additional five-year periods, subject to certain conditions and notice obligations set forth in the lease agreement.
We also maintain sales, service, support and research and development offices in various domestic and international locations. Please refer to our corporate website for a complete list of our domestic and international office locations.
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
STOCK PERFORMANCE GRAPH
The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock from December 31, 2016 through December 31, 2021, with the comparative cumulative total return of such amount on (i) the Dow Jones Industrial Average Total Return and (ii) the Nasdaq Computer Index over the same period. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon our stock price appreciation or depreciation and does not include any reinvestment of cash dividends.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of Cumulative Total Return Through December 31, 2021
Assumes Initial Investment of $100 and Reinvestment of Dividends
$400
$300
$200
$100
$0
12/31/16
6/30/17
12/31/17
6/30/18
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
6/30/21
12/31/21
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
STOCKHOLDERS
As of January 31, 2022, there were 54 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
RECENT SALES OF UNREGISTERED SECURITIES
None.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PARTIES
On September 16, 2021, we announced that our Board of Directors approved a share repurchase program authorizing the repurchase of up to $25 million of our common stock through August 10, 2022. Repurchases may be made from time to time on the open market at prevailing prices or in negotiated transactions off the market. The share repurchase program does not obligate us to repurchase any particular amount of our shares. As of December 31, 2021, we had not repurchased any shares under this program.
ITEM 6. [RESERVED]

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

EXECUTIVE OVERVIEW

FINANCIAL HIGHLIGHTS
•Total revenue of $167.7 million for the year ended December 31, 2021 increased 15.6% from the prior year;
•Revenue was comprised of 78.3% subscription revenue and 21.7% variable revenue for the year ended December 31, 2021 compared with 73.9% subscription revenue and 26.1% variable revenue for the prior year;
•Revenue from our brands customers represented 39.7% of total revenue for the year ended December 31, 2021, up from 33.1% for the prior year;
•Revenue derived from customers located outside of the United States as a percentage of total revenue was 28.7% for the year ended December 31, 2021 compared with 25.2% for the prior year;
•Gross margin of 77.2% for the year ended December 31, 2021 declined by 190 basis points compared with gross margin of 79.1% for the prior year;
•Operating margin of 11.3% for the year ended December 31, 2021 declined by 190 basis points compared with operating margin of 13.2% for the prior year;
•Net income was $47.2 million for the year ended December 31, 2021 compared with $18.8 million for the prior year, driven primarily by the current year release of the valuation allowance recorded against deferred tax assets;
•Adjusted EBITDA, a non-GAAP measure, was $37.9 million for the year ended December 31, 2021 compared with adjusted EBITDA of $36.3 million for the prior year;
•Cash and cash equivalents were $100.6 million at December 31, 2021 compared with $71.5 million at December 31, 2020;
•Operating cash flow was $34.3 million for each of the years ended December 31, 2021 and 2020; and
•Free cash flow, a non-GAAP measure, was $29.2 million for the year ended December 31, 2021 compared with $29.6 million for the prior year.
EFFECTS OF COVID-19 ON OUR BUSINESS
The COVID-19 pandemic has affected e-commerce in different ways and presents our business with both opportunities and risks. In general, the closing of many physical retail stores and the stay-at-home orders issued by many jurisdictions have driven a substantial shift in commerce to online channels like Amazon and Walmart. Since the first quarter of 2020, our business has been positively affected by a substantial increase in e-commerce volumes, which drove an increase in GMV processed through our platform, and increased our variable revenue included in our financial results. How long, and to what extent, this level of higher GMV can continue is very difficult to forecast. We believe that the heightened GMV levels we have seen may dissipate somewhat over time as federal and state restrictions and recommendations on activities are withdrawn. We also believe that some level of increased e-commerce may become permanent as customers become more regular online shoppers, which would increase demand for solutions, like ours, that help brands and retailers continue to shift toward digital channels.
COVID-19 has had a substantial impact on employment levels and the overall global economy. Governments around the world, including the U.S. Federal government and European Union, have enacted historic fiscal and monetary stimulus programs in an effort to mitigate the economic impact of COVID-19, and we believe these programs have helped support consumer spending. Whether and when, and to what extent, future stimulus programs are enacted is difficult to predict. Therefore, the risk of continued global economic distress remains high and may impact consumer demand and, hence, e-

commerce volumes. How long this economic climate lasts, and whether or not the impact on consumer demand is more than offset by the shift to online shopping that we have seen since March 2020, is not knowable at this point.
Additionally, COVID-19 has led to well-publicized supply chain disruptions globally, across virtually every industry. Brands and retailers face increased difficulty sourcing parts and inventory, have encountered substantially increased shipping and logistics costs, and often face labor shortages. For many businesses, this has led to increased costs, higher prices, and disruptions to inventory availability, which may impact consumer spending and e-commerce volumes, particularly during the holiday season. Although we have not seen a significant impact to our business or our financial results thus far, these factors incrementally increase our uncertainty about the macroeconomic environment, and we believe these challenges may persist during 2022.
For all of these reasons, it has remained difficult to forecast our revenue and profitability for future periods, especially as continued outbreaks of COVID-19, including through the emergence and spread of new variants of the virus, could disrupt our operations and/or those of our customers. However, we believe we currently have sufficient liquidity and that our business model, which is substantially based on subscription revenues, positions us to continue to manage through the challenges presented by COVID-19.
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
•Channel Expansion. We have experienced substantial growth in GMV on our platform from large channels like Zalando, Target Plus and Shopify, as well as numerous smaller marketplaces that we refer to collectively as our long tail of marketplaces. Many of our brands customers see a significant opportunity in expanding their reach to more consumers via global channel expansion. We implemented a plan at the beginning of 2021 to add at least 80 additional channel connections across the globe over an 18-month period to help our customers with this opportunity. We anticipate that we will achieve this goal by early 2022. We intend to continue to add new channel connections during 2022.
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
•Focus on Employees. We strive to provide competitive compensation and benefits programs to help attract and retain employees who are focused on facilitating the success of our customers. We implemented a COVID-19 global work-from-home policy beginning in March 2020 to help protect our employees and support our communities' efforts to slow the transmission of COVID-19. This transition went smoothly, as our workforce is globally distributed and employees have the equipment they need to work from home, including global video communications systems. In May

2021, we implemented a formal global flexible work policy that provides many of our employees the ability to determine whether they will continue to work from home or from the office, as our offices around the world reopen. We are not dependent on our physical office locations or travel for our business operations.
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

	Year Ended December 31,			Period-to-Period Change
	2021	2020	2019	2021 to 2020		2020 to 2019
(dollars in thousands)
Revenue	$167,729	$145,072	$129,959	$22,657	15.6%	$15,113	11.6%
Cost of revenue	38,232	30,354	29,008	7,878	26.0	1,346	4.6
Gross profit	129,497	114,718	100,951	14,779	12.9	13,767	13.6
Operating expenses:
Sales and marketing	60,755	52,905	52,813	7,850	14.8	92	0.2
Research and development	22,382	18,990	19,200	3,392	17.9	(210)	(1.1)
General and administrative	27,432	23,739	25,136	3,693	15.6	(1,397)	(5.6)
Total operating expenses	110,569	95,634	97,149	14,935	15.6	(1,515)	(1.6)
Income from operations	18,928	19,084	3,802	(156)		15,282
Other (expense) income:
Interest (expense) income, net	(127)	175	754	(302)	*	(579)	*
Other (expense) income, net	(736)	9	(385)	(745)	*	394	*
Total other (expense) income	(863)	184	369	(1,047)	*	(185)	*
Income before income taxes	18,065	19,268	4,171	(1,203)		15,097
Income tax (benefit) expense	(29,150)	443	689	(29,593)	*	(246)	*
Net income	$47,215	$18,825	$3,482	$28,390		$15,343
* Not meaningful.

	Year Ended December 31,
	2021	2020	2019
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	22.8	20.9	22.3
Gross profit	77.2	79.1	77.7
Operating expenses:
Sales and marketing	36.2	36.5	40.6
Research and development	13.3	13.1	14.8
General and administrative	16.4	16.4	19.3
Total operating expenses	65.9	65.9	74.8
Income from operations	11.3	13.2	2.9
Other (expense) income:
Interest (expense) income, net	(0.1)	0.1	0.6
Other (expense) income, net	(0.4)	—	(0.3)
Total other (expense) income	(0.5)	0.1	0.3
Income before income taxes	10.8	13.3	3.2
Income tax (benefit) expense	(17.3)	0.3	0.5
Net income	28.1	13.0	2.7

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
Comparison of 2021 to 2020
Revenue increased by 15.6%, or $22.7 million, to $167.7 million for the year ended December 31, 2021 compared with $145.1 million for the prior year. The change was primarily due to a $24.2 million increase in subscription revenue compared to the prior year, driven by strong net bookings, particularly from brands customers. Revenue from our brands customers increased 38.8%, or $18.6 million, compared to the prior year, driven by an increase in new customers and expansions with existing customers, as well as improved customer retention. For the year ended December 31, 2021, brands customers represented approximately 40% of our total revenue and 45% of total subscription revenue compared to approximately 33% and 38%, respectively, for the prior year. Revenue from our strategic partnerships also increased $2.0 million compared to the prior year, driven primarily by growth in GMV as well as a continued focus on strategic partnerships.
Comparison of 2020 to 2019
Revenue increased by 11.6%, or $15.1 million, to $145.1 million for the year ended December 31, 2020 compared with $130.0 million for the prior year. The change was primarily due to an $11.3 million increase in variable revenue, primarily driven by sustained and broad-based growth in GMV processed on our platform as e-commerce spending remained elevated for most of the year, consistent with broader e-commerce trends as the COVID-19 pandemic caused a shift in consumer buying behavior. Subscription revenue increased $3.8 million compared to the prior year, driven by strong net bookings, particularly from brands customers. Revenue from our brands customers increased 24.8%, or $9.5 million, compared to the prior year, driven by an increase in new customers, expansions with existing customers and improved customer retention, as well as an increase in transaction volume and variable revenue during the period as mentioned above. For the year ended December 31, 2020, brands customers represented approximately 33% of our total revenue compared to approximately 30% for the year ended December 31, 2019. Revenue from our strategic partnerships also increased $2.2 million compared to the prior year, driven primarily by growth in GMV as mentioned above as well as a continued focus on strategic partnerships.

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

Comparison of 2021 to 2020
Cost of revenue increased by 26.0%, or $7.9 million, to $38.2 million for the year ended December 31, 2021 compared with $30.4 million for the prior year. The change was comprised primarily of increases of:
•$4.8 million in compensation and employee-related costs due to an increase in headcount, as we continue to invest in resources to support the growth of our business;
•$1.4 million in contractor costs primarily to support data scraping and our client services team;
•$1.2 million in software and website maintenance costs to support the growth of our business; and
•$0.4 million in amortization of capitalized software development costs.
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

Comparison of 2021 to 2020
Sales and marketing expense increased by 14.8%, or $7.9 million, to $60.8 million for the year ended December 31, 2021 compared with $52.9 million for the prior year. The change was comprised primarily of increases (decreases) of:

•$7.1 million in compensation and employee-related costs due to an increase in headcount, as we continue to invest in resources to support the growth of our business, as well as an increase in amortization of deferred contract costs resulting from higher sales commissions driven by strong net bookings performance; and
•$1.1 million in marketing and advertising, with the prior year having reduced spend in response to the COVID-19 pandemic; partially offset by
•$(0.2) million in travel, primarily due to the COVID-19 pandemic.
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

Comparison of 2021 to 2020
Research and development expense increased by 17.9%, or $3.4 million, to $22.4 million for the year ended December 31, 2021 compared with $19.0 million for the prior year. The change was comprised primarily of increases of:
•$2.8 million in compensation and employee-related costs due to an increase in headcount driven by resources to support the growth of our business and our investment in channel expansion, as well as employees from our acquisition of BlueBoard in July 2020; and
•$0.4 million in software license and maintenance costs to support the growth of our business.
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
Comparison of 2021 to 2020
General and administrative expense increased by 15.6%, or $3.7 million, to $27.4 million for the year ended December 31, 2021 compared with $23.7 million for the prior year. The change was comprised primarily of increases (decreases) of:
•$3.1 million in compensation and employee related costs due to an increase in headcount, as we continue to invest in resources to support the growth of our business, as well as stock-based compensation from performance-based equity awards;
•$1.4 million in lease abandonment costs related to right of use lease assets, driven by a reduction in our leased office space;
•$0.5 million in general and administrative costs driven by the liquidation of a foreign subsidiary; and
•$0.4 million in recruiting costs to support the growth of our business; partially offset by
•$(1.3) million in general and administrative costs due to a decrease in the fair value of acquisition-related contingent consideration; and
•$(0.5) million from a decrease in bad debt expense due to improved cash collections.
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

ADJUSTED EBITDA
To provide investors with additional information regarding our financial results, we have provided within this Annual Report adjusted EBITDA, a non-GAAP financial measure, which is defined as net income plus (or minus): income tax (benefit) expense; interest expense (income), net; depreciation and amortization; and stock-based compensation. For some periods, we have also adjusted for non-recurring costs, such as severance and related costs, transaction costs in connection with acquisitions, the change in fair value of acquisition-related contingent consideration, lease abandonment and related costs and subsidiary liquidation costs. We have provided a reconciliation below of adjusted EBITDA to net income, the most directly comparable GAAP financial measure, for the years ended December 31, 2021, 2020 and 2019.
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
Because of these and other limitations, you should consider adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net income and our other GAAP results.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income	$47,215	$18,825	$3,482
Adjustments:
Interest expense (income), net	127	(175)	(754)
Income tax (benefit) expense	(29,150)	443	689
Depreciation and amortization expense	6,567	6,513	6,336
Total adjustments, net	(22,456)	6,781	6,271
EBITDA	24,759	25,606	9,753
Stock-based compensation expense	12,034	10,200	8,976
Lease abandonment and related costs	1,941	—	—
Contingent consideration fair value adjustment	(1,313)	—	—
Subsidiary liquidation costs	455	—	—
Transaction costs in connection with acquisition	—	488	—
Non-recurring severance and related costs	—	—	1,429
Adjusted EBITDA	$37,876	$36,294	$20,158

GROSS AND OPERATING MARGINS

Comparison of 2021 to 2020
Gross margin declined by 190 basis points to 77.2% during the year ended December 31, 2021 compared with 79.1% for the prior year as a result of the increase in cost of revenue of 26.0% noted above, which exceeded the 15.6% increase in revenue.
Operating margin declined by 190 basis points to 11.3% during the year ended December 31, 2021 compared with 13.2% for the prior year due to increases in operating expenses and cost of revenue of 15.6% and 26.0%, respectively, primarily as a result of an increase in compensation and employee-related costs driven by additional headcount as we invest in resources to support growth of our business.
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
TOTAL OTHER (EXPENSE) INCOME
Other (expense) income consists primarily of:
•Interest expense on our finance leases;
•Interest received on our cash and cash equivalents;
•Other gains and losses; and
•The net effect of foreign currency revaluation gains and losses.
Comparison of 2021 to 2020
Other (expense) income decreased by $1.0 million to $(0.9) million for the year ended December 31, 2021 compared with $0.2 million for the prior year. The change was primarily due to the recognition of a $0.5 million loss driven by property and equipment disposals, as well as a decrease in interest income driven by lower interest earned on our cash and cash equivalents due to overall market conditions.
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
Comparison of 2021 to 2020
Income tax benefit was $(29.2) million for the year ended December 31, 2021 compared with income tax expense of $0.4 million for the prior year. The change was primarily due to the reversal of the valuation allowance recorded against our U.S. federal and state deferred tax assets. The change was also partially attributable to the enactment of a statutory tax rate increase in the UK in 2021 that was larger than the tax rate increase enacted in the UK in 2020. The tax benefit recognized from the revaluation of the UK deferred tax assets in 2021 was larger than the tax benefit recognized in 2020. Additionally, a year over year increase in stock-based compensation windfalls and deductions from disqualifying dispositions contributed to the shift from a tax expense to a tax benefit. This was partially offset by the revaluation of our deferred tax assets for a reduction in the North Carolina statutory tax rate that was enacted during 2021.
Comparison of 2020 to 2019
Income tax expense was $0.4 million for the year ended December 31, 2020 compared with $0.7 million for the prior year. The change was primarily due to the recognition of tax benefits in 2020, driven by an increase in the UK corporate income tax rate resulting in an increase to the UK deferred tax assets, the acquisition of BlueBoard and the ability to recognize the tax benefit on BlueBoard's 2020 operating losses and the completion of an R&D credit project in Spain. This was partially offset by an increase in current U.S. state tax expense due to being in a taxable income position in the current year, as well as California suspending the ability to utilize carried forward net operating losses (NOLs) from previous years in 2020. Additionally, a year over year increase in stock-based compensation windfalls and deductions from disqualifying dispositions contributed to the decrease in tax expense.

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and our existing cash balances will be sufficient to meet our cash requirements for at least the next 12 months. During this period, we expect our capital expenditure requirements to approximate a range of $7.0 million to $8.0 million, which will primarily consist of computer hardware, purchased software and furniture and office equipment.
The foregoing estimate does not give effect to any potential amounts that we may draw under our credit facility, or Credit Facility, with HSBC Bank, or HSBC, that we entered into in August 2020 and which is described in more detail below.
Our principal future commitments consist of non-cancelable leases for our current and future office space and computer equipment, totaling $14.4 million as of December 31, 2021. We believe our future cash flows from operating activities and existing cash balances are sufficient to meet these commitments.
WORKING CAPITAL
The following table summarizes our cash and cash equivalents, accounts receivable and working capital as of the end of each of the last three years:

	December 31,
	2021	2020	2019
	(in thousands)
Cash and cash equivalents	$100,567	$71,545	$51,785
Accounts receivable, net of allowance	28,886	24,705	22,126
Working capital	96,076	67,110	47,946
Our cash at December 31, 2021 was held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide on-demand immediate liquidity. Accordingly, our cash is invested primarily in demand deposit accounts and short-term money market accounts.

Of our total cash and cash equivalents, approximately 10.6% was held outside of the United States at December 31, 2021. Our international operations primarily consist of selling and marketing and research and development functions supported by our U.S. operations, and are dependent on our U.S. operations for international working capital needs. If our cash and cash equivalents held outside of the United States were ever needed for our operations inside the United States, we could be required to accrue and pay income and withholding taxes to repatriate these funds. We currently intend to permanently reinvest these foreign amounts outside the United States, and based on our current plans we do not believe we will need to repatriate the foreign amounts to fund our U.S. operations.
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

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash and cash equivalents provided by operating activities	$34,252	$34,306	$13,008
Less: Purchases of property and equipment	(1,609)	(1,704)	(986)
Less: Payment of capitalized software development costs	(3,395)	(3,034)	(2,721)
Free cash flow	$29,248	$29,568	$9,301
Free cash flow decreased by $0.3 million to $29.2 million for the year ended December 31, 2021 as compared to the prior year and increased $20.3 million to $29.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in free cash flow for the year ended December 31, 2021 was primarily a result of an increase in operating expenses to support the growth of our business and changes in assets and liabilities, which are further described below. The increase in free cash flow for the year ended December 31, 2020 was a result of revenue growth during the year, as well as lower operating expenses, primarily related to the 2019 Actions, cost savings in 2020 attributable to the COVID-19 pandemic, improved cash collections and changes in assets and liabilities, which are further described below.
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
2021
Operating Activities
Our cash provided by operating activities consisted of net income of $47.2 million adjusted for certain non-cash items totaling $(10.6) million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, including the release of the valuation allowance recorded against deferred tax assets, contingent consideration fair value adjustment, lease abandonment and subsidiary liquidation costs, and cash decreases of $2.3 million from changes in assets and liabilities.
The net decrease in cash of $2.3 million resulting from changes in assets and liabilities primarily consisted of:
•a $5.9 million increase in deferred contract costs consisting of sales commissions and a portion of other incentive compensation driven by strong net bookings performance. These contract costs are deferred and amortized to expense over the expected period of benefit; and
•a $4.4 million increase in accounts receivable also driven by strong net bookings performance during the period. These decreases in cash were partially offset by increases in cash due to:
•a $7.7 million increase in deferred revenue as a result of strong net bookings performance; and
•a $0.1 million decrease in prepaid expenses and other assets driven by the timing of payments to our vendors during the period.
Investing Activities
Our cash used in investing activities consisted of:
•$3.4 million of capitalized software development costs; and
•$1.6 million of capital expenditures primarily related to the purchase of computer equipment.
Financing Activities
Our cash used by financing activities primarily consisted of:
•$5.7 million in cash received upon the exercise of stock options; partially offset by
•$5.7 million used for the payment of taxes related to the net-share settlement of restricted stock units.
2020
Operating Activities
Our cash provided by operating activities consisted of a net income of $18.8 million adjusted for certain non-cash items totaling $16.4 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, and cash decreases of $0.9 million from changes in assets and liabilities.
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
•$1.8 million used for the repayment of finance leases; and
•$0.2 million used for the payment of line of credit financing costs in connection with entering into our Credit Facility as described below; partially offset by
•$3.8 million in cash received upon the exercise of stock options.
SHARE REPURCHASE PROGRAM
On September 16, 2021, we announced that our Board of Directors approved a share repurchase program authorizing the repurchase of up to $25 million of our common stock through August 10, 2022. Repurchases may be made from time to time on the open market at prevailing prices or in negotiated transactions off the market. The share repurchase program does not obligate us to repurchase any particular amount of our shares. As of December 31, 2021, we had not repurchased any shares under this program.
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
The credit agreement for the Credit Facility, or the Credit Agreement, contains affirmative and negative covenants. For example, we may not permit the ratio of our outstanding indebtedness to consolidated EBITDA to exceed 2.50 to 1.00 as of the last day of any fiscal quarter. We also may not permit the ratio of our consolidated EBITDA (minus maintenance-related capital expenditures paid in cash and minus dividends, distributions and stock repurchases paid in cash) to consolidated interest expense to be less than 3.00 to 1.00 for any period of four consecutive fiscal quarters.
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
Accounts Receivable and Allowance for Credit Losses
We extend credit to customers without requiring collateral. Accounts receivable are stated at amortized cost, net of an allowance for credit losses. We record an allowance for credit losses at the time that accounts receivable are initially recorded based on our consideration of the current economic environment, expectations of future economic conditions, our historical collection experience and a loss-rate approach whereby impairment is calculated by multiplying an estimated loss rate by the asset's amortized cost at the balance sheet date. We reassess the allowance at each reporting date. When it becomes apparent, based on age or customer circumstances, that such amounts will not be collected, they are charged to the allowance. Payments subsequently received are credited to the credit loss expense account included within general and administrative expense in the consolidated statements of operations. At December 31, 2021, our allowance for credit losses was 1.0% of our gross accounts receivable.
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
To perform our impairment testing, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount. The qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events, changes in circumstances and after-tax cash flows. If the qualitative factors indicate that the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, then we do not consider the assigned goodwill to be impaired. We are only required to perform the two-step impairment test if the qualitative factors indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We may elect to perform the two-step impairment test without considering such qualitative factors. As of December 31, 2021 and 2020, we concluded there was no impairment of goodwill.
In connection with our acquisition of BlueBoard in July 2020, we recorded a $7.5 million increase in goodwill. Refer to Note 4, "Business Combination, Goodwill and Intangible Assets," to our consolidated financial statements appearing elsewhere in this Annual Report for additional information regarding the purchase price allocation and recording of goodwill in connection with this acquisition.
Stock-Based Compensation
Stock-based compensation awards, which include stock options, time-based restricted stock units, or RSUs, and performance-based vesting restricted stock units, or PSUs, are measured at fair value at each grant date. We recognize stock-based compensation expense using the accelerated attribution method, net of estimated forfeitures, in which compensation cost for each vesting tranche in an award is recognized ratably from the service inception date to the vesting date for that tranche. Options and RSUs generally vest annually over a four-year period. PSUs are eligible for vesting only if we achieve pre-defined targets set by the Compensation Committee for our combined year-over-year revenue growth and adjusted earnings before interest, tax, depreciation and amortization, or EBITDA, margin over a multi-year measurement period (a two-year measurement period for fiscal 2020 and 2021 grants), subject to continued service with us. Refer to Note 11, "Equity Incentive Plans and Stock-Based Compensation," to our consolidated financial statements appearing elsewhere in this Annual Report for additional information regarding PSU grants and vesting.
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
We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more likely than not that the position will be sustained upon examination. We recognize potential accrued interest and penalties associated with unrecognized tax positions within our global operations in income tax (benefit) expense.
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
Recent Accounting Pronouncements
Refer to Note 2, "Significant Accounting Policies," to our consolidated financial statements appearing elsewhere in this Annual Report for information regarding recent accounting pronouncements.

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
FOREIGN CURRENCY EXCHANGE RISK
With international operations, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and if our exposure increases, adverse movement in foreign currency exchange rates could have a material adverse impact on our financial results. Our primary exposures are related to non-U.S. dollar denominated revenue and operating expenses transacted in British pounds sterling, euros and Australian dollars. As a result, we would experience increased revenue and operating expenses at our non-U.S. operations if there were a decline in the value of the U.S. dollar relative to these foreign currencies. Conversely, we would experience decreased revenue and operating expenses at our non-U.S. operations if there were an increase in the value of the U.S. dollar relative to these foreign currencies. However, based on the size of our international operations and the amount of our revenue and expenses denominated in foreign currencies, a 10% change in foreign exchange rates would not have had a material impact on our results of operations for the year ended December 31, 2021.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ChannelAdvisor Corporation and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ChannelAdvisor Corporation and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

Description of the Matter
As described in Note 9 to the consolidated financial statements, the Company recognizes revenue when a customer obtains control of promised services, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those services. Contracts with customers may include multiple services, modules, brands, and/or geographies. The Company evaluates such contracts to determine whether the services to be provided are distinct and accordingly accounted for as separate performance obligations. If a contract has multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative standalone selling price method.

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
February 10, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ChannelAdvisor Corporation and Subsidiaries

Opinion on Internal Control Over Financial Reporting
We have audited ChannelAdvisor Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, ChannelAdvisor Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 10, 2022 expressed an unqualified opinion thereon.
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
February 10, 2022

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$100,567	$71,545
Accounts receivable, net of allowance of $279 and $417 as of December 31, 2021 and 2020, respectively	28,886	24,705
Prepaid expenses and other current assets	15,497	13,874
Total current assets	144,950	110,124
Operating lease right of use assets	2,856	8,141
Property and equipment, net	7,682	8,707
Goodwill	30,042	30,990
Intangible assets, net	3,079	4,155
Deferred contract costs, net of current portion	17,951	14,040
Long-term deferred tax assets, net	32,616	3,551
Other assets	796	953
Total assets	$239,972	$180,661
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,457	$158
Accrued expenses	12,644	14,008
Deferred revenue	29,942	22,819
Other current liabilities	4,831	6,029
Total current liabilities	48,874	43,014
Operating lease liabilities, net of current portion	1,182	5,394
Other long-term liabilities	1,718	2,162
Total liabilities	51,774	50,570
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,188,595 and 29,020,424 shares issued and outstanding as of December 31, 2021 and 2020, respectively	30	29
Additional paid-in capital	300,875	288,842
Accumulated other comprehensive loss	(2,237)	(1,095)
Accumulated deficit	(110,470)	(157,685)
Total stockholders' equity	188,198	130,091
Total liabilities and stockholders' equity	$239,972	$180,661
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$167,729	$145,072	$129,959
Cost of revenue	38,232	30,354	29,008
Gross profit	129,497	114,718	100,951
Operating expenses:
Sales and marketing	60,755	52,905	52,813
Research and development	22,382	18,990	19,200
General and administrative	27,432	23,739	25,136
Total operating expenses	110,569	95,634	97,149
Income from operations	18,928	19,084	3,802
Other (expense) income:
Interest (expense) income, net	(127)	175	754
Other (expense) income, net	(736)	9	(385)
Total other (expense) income	(863)	184	369
Income before income taxes	18,065	19,268	4,171
Income tax (benefit) expense	(29,150)	443	689
Net income	$47,215	$18,825	$3,482
Net income per share:
Basic	$1.59	$0.66	$0.12
Diluted	$1.50	$0.63	$0.12
Weighted average common shares outstanding:
Basic	29,774,172	28,616,401	27,886,278
Diluted	31,506,080	30,035,261	28,816,977
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$47,215	$18,825	$3,482
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,142)	645	(33)
Total comprehensive income	$46,073	$19,470	$3,449
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	27,347,115	$27	$271,550	$(1,707)	$(180,232)	$89,638
Exercise of stock options and vesting of restricted stock units	1,021,730	1	974	—	—	975
Stock-based compensation expense	—	—	8,976	—	—	8,976
Statutory tax withholding related to net-share settlement of restricted stock units	(291,376)	—	(3,389)	—	—	(3,389)
Net income	—	—	—	—	3,482	3,482
Foreign currency translation adjustments	—	—	—	(33)	—	(33)
Balance, December 31, 2019	28,077,469	28	278,111	(1,740)	(176,750)	99,649
Cumulative effect of accounting change (1)	—	—	—	—	240	240
Exercise of stock options and vesting of restricted stock units	1,183,904	1	3,825	—	—	3,826
Stock-based compensation expense	—	—	10,200	—	—	10,200
Statutory tax withholding related to net-share settlement of restricted stock units	(240,949)	—	(3,294)	—	—	(3,294)
Net income	—	—	—	—	18,825	18,825
Foreign currency translation adjustments	—	—	—	645	—	645
Balance, December 31, 2020	29,020,424	29	288,842	(1,095)	(157,685)	130,091
Exercise of stock options and vesting of restricted stock units	1,409,253	1	5,742	—	—	5,743
Stock-based compensation expense	—	—	12,034	—	—	12,034
Statutory tax withholding related to net-share settlement of restricted stock units	(241,082)	—	(5,743)	—	—	(5,743)
Net income	—	—	—	—	47,215	47,215
Foreign currency translation adjustments	—	—	—	(1,142)	—	(1,142)
Balance, December 31, 2021	30,188,595	$30	$300,875	$(2,237)	$(110,470)	$188,198
(1) The Company recorded a reduction to accumulated deficit at January 1, 2020 as a result of its adoption of Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326).
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$47,215	$18,825	$3,482
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Depreciation and amortization	6,567	6,513	6,336
Bad debt expense	59	525	1,147
Stock-based compensation expense	12,034	10,200	8,976
Deferred income taxes	(29,477)	(39)	531
Other items, net	200	(829)	118
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(4,358)	(2,143)	361
Prepaid expenses and other assets	110	(1,728)	892
Deferred contract costs	(5,875)	(2,572)	(3,146)
Accounts payable and accrued expenses	76	4,270	(2,306)
Deferred revenue	7,701	1,284	(3,383)
Cash and cash equivalents provided by operating activities	34,252	34,306	13,008
Cash flows from investing activities
Acquisition, net of cash acquired	—	(8,467)	—
Purchases of property and equipment	(1,609)	(1,704)	(986)
Payment of software development costs	(3,395)	(3,034)	(2,721)
Cash and cash equivalents used in investing activities	(5,004)	(13,205)	(3,707)
Cash flows from financing activities
Repayment of finance leases	(15)	(1,808)	(2,209)
Proceeds from exercise of stock options	5,742	3,825	974
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(5,743)	(3,294)	(3,389)
Payment of line of credit financing costs	—	(187)	—
Cash and cash equivalents used in financing activities	(16)	(1,464)	(4,624)
Effect of currency exchange rate changes on cash and cash equivalents	(210)	123	(77)
Net increase in cash and cash equivalents	29,022	19,760	4,600
Cash and cash equivalents, beginning of year	71,545	51,785	47,185
Cash and cash equivalents, end of year	$100,567	$71,545	$51,785
Supplemental disclosure of cash flow information
Cash paid for interest	$133	$160	$215
Cash paid for income taxes, net	$487	$462	$62
Supplemental disclosure of noncash investing and financing activities
Accrued capital expenditures	$78	$32	$15
Finance lease obligations entered into for the purchase of fixed assets	$—	$—	$46
The accompanying notes are an integral part of these consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS
ChannelAdvisor Corporation ("ChannelAdvisor" or the "Company") was incorporated in the state of Delaware and capitalized in June 2001. The Company began operations in July 2001. ChannelAdvisor is a leading provider of cloud-based e-commerce solutions whose mission is to connect and optimize the world's commerce. For over two decades, ChannelAdvisor has helped brands and retailers worldwide to streamline their e-commerce operations, expand to new channels and grow sales. Thousands of customers depend on ChannelAdvisor to securely power their e-commerce operations on hundreds of channels, including Amazon, eBay, Facebook, Google, Shopify, Walmart and Zalando. The Company is headquartered in Morrisville, North Carolina and maintains sales, service, support and research and development offices in various domestic and international locations.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Cost of revenue	$4,534	$4,211	$3,942
Sales and marketing	432	624	775
Research and development	168	257	353
General and administrative	1,433	1,421	1,266
	$6,567	$6,513	$6,336
Recent Accounting Pronouncements
The Company has reviewed new accounting pronouncements that were issued during 2021 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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
Revenue Recognition
Revenue is recognized when a customer obtains control of promised services, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those services. In determining the amount of revenue to be recognized, the Company performs the following steps: (i) identification of the contract with a customer; (ii) identification of the promised services in the contract and determination of whether the promised services are performance obligations, including whether they are distinct in the context of the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. Refer to Note 9, "Revenue from Contracts with Customers" for a detailed discussion of accounting policies related to revenue recognition, including deferred revenue and sales commissions.
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
The acquisition of Blueboard, a private limited company organized under the laws of France ("BlueBoard"), on July 23, 2020 included a contingent consideration arrangement, as described in Note 4 below. Contingent consideration was measured at fair value at the acquisition date and is remeasured at fair value at each reporting date until the contingency is resolved.
The fair value of the contingent consideration related to the BlueBoard acquisition was estimated utilizing Black-Scholes option pricing models in which various scenarios for achievement of the financial targets and resulting payouts were then discounted to determine the present value of the resulting liability. Key assumptions used in the measurement of fair value of contingent consideration include the forecasted revenue growth, revenue volatility and discount rates among other assumptions. Changes in any valuation inputs in isolation may result in a significantly lower or higher fair value measurement in the future. The fair value of the contingent consideration was recorded in "Other long-term liabilities" on the Company's consolidated balance sheet. Changes in the fair value of contingent consideration are recognized within general and administrative expenses in the Company’s consolidated statements of operations.
The following table presents the changes to the Company's liability for acquisition-related contingent consideration for the year ended December 31, 2021 (in thousands):

Balance as of December 31, 2020	$1,330
Change in fair value	(1,330)
Balance as of December 31, 2021	$—
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
The Company did not have any customers that individually comprised a significant concentration of its accounts receivable as of December 31, 2021 and 2020, or a significant concentration of its revenue for the years ended December 31, 2021, 2020 and 2019.
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
The following table presents the changes in the Company's allowance for credit losses during the years ended December 31, 2021 and 2020 (in thousands):

	Balance, beginning of period	Provision for credit losses (1)	Write-offs, net of recoveries	Balance, end of period
Allowance for credit losses:
Year ended December 31, 2021	$417	59	(197)	$279
Year ended December 31, 2020	$733	525	(841)	$417
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
Capitalized software development costs related to creating internally developed software and implementing software purchased for internal use are included in property and equipment in the accompanying consolidated balance sheets. The Company capitalized software development costs of $3.3 million and $3.1 million during the years ended December 31, 2021 and 2020, respectively. Amortization expense related to capitalized internally developed software was $2.7 million, $1.8 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in cost of revenue or general and administrative expense in the accompanying consolidated statements of operations, depending upon the nature of the software development project. The net book value of capitalized internally developed software was $4.8 million and $4.2 million at December 31, 2021 and 2020, respectively.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are not recoverable, the impairment to be recognized, if any, is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets or asset group. Assets held for sale are reported at the lower of the carrying amount or fair value, less costs to sell. During the fourth quarter of 2021, in connection with the Company's reduction of its leased office space, the Company evaluated certain of its long-lived assets for impairment. As a result of the analysis, management concluded no long-lived assets were impaired and no assets were identified as being held for sale as of December 31, 2021. As of December 31, 2020, management did not believe any long-lived assets were impaired and no assets were identified as being held for sale.
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
The Company performs its annual goodwill impairment analysis as of October 1, the first day of the fourth quarter. As a result of the Company's annual impairment analysis as of October 1, 2021 and 2020, goodwill was not considered impaired and, as such, no impairment charges were recorded.
Advertising Costs
The Company expenses advertising costs as incurred. The amount expensed during the years ended December 31, 2021, 2020 and 2019 was $4.8 million, $3.5 million and $4.2 million, respectively.
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
The Company applies the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the treatment for the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will be recognized if it is more likely than not to be sustained. As of December 31, 2021 and 2020, the Company recorded a nominal amount of accrued interest and penalties associated with unrecognized tax positions. The Company's policy for recording interest and penalties is to record them as a component of provision for income taxes.
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

Basic and Diluted Income per Common Share
Basic net income per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is calculated giving effect to all potentially dilutive shares of common stock, including stock options, RSUs and PSUs. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.
3. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Purchased software, including capitalized software development costs	$16,134	$17,303
Computer hardware	10,098	9,541
Furniture and office equipment	968	2,388
Leasehold improvements	3,556	7,368
Construction in process	22	48
	30,778	36,648
Less: accumulated depreciation	(23,096)	(27,941)
Property and equipment, net	$7,682	$8,707
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $5.5 million, $5.7 million and $5.7 million, respectively. During the year ended December 31, 2021, the Company disposed of leasehold improvements, purchased software, including capitalized software development costs, computer hardware and furniture and office equipment with a cost of $10.8 million and accumulated depreciation of $10.3 million resulting in a $0.5 million loss recorded in other (expense) income in the accompanying consolidated statements of operations. During the year ended December 31, 2020, the Company disposed of purchased software, including capitalized software development costs, computer hardware, furniture and office equipment with a cost of $0.8 million and accumulated depreciation of $0.8 million. During the year ended December 31, 2019, the Company disposed of purchased software, including capitalized software development costs, computer hardware, furniture and office equipment and leasehold improvements with a cost of $10.0 million and accumulated depreciation of $9.6 million resulting in a $0.4 million loss in the consolidated statements of operations for the year ended December 31, 2019 related to these disposals.
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
Under the Purchase Agreement, the Company paid to the shareholders of BlueBoard a cash purchase price of $9.0 million. In addition to the purchase price paid at the closing, the Company may be obligated to pay up to $3.0 million to the BlueBoard shareholders upon the achievement of specified annual revenue targets through July 2023, as set forth in the Purchase Agreement.
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
Based on management's assessment of the acquisition-date fair value of the assets acquired and liabilities assumed, the aggregate purchase price of $10.5 million, which was comprised of $9.0 million of cash and $1.5 million for contingent consideration noted above, has been allocated to the Company's assets and liabilities as follows: $7.5 million to goodwill, $3.7 million to identifiable intangible assets, including acquired technology of $3.3 million and customer relationships of $0.4 million, $0.6 million to long-term deferred tax liabilities and $0.1 million to working capital as a net current liability.
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
Goodwill and Intangible Assets
The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 (in thousands):

Balance as of December 31, 2019	$23,486
Goodwill attributable to the BlueBoard acquisition	7,504
Balance as of December 31, 2020	30,990
Effects of foreign currency translation	(948)
Balance as of December 31, 2021	$30,042
Intangible assets consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Customer relationships	$499	$(161)	$338	7.0
Acquired technology	3,636	(895)	2,741	7.0
Total	$4,135	$(1,056)	$3,079	7.0

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Customer relationships	$2,603	$(1,940)	$663	7.0
Acquired technology	5,367	(1,875)	3,492	7.0
Total	$7,970	$(3,815)	$4,155	7.0
Amortization expense was $1.0 million, $0.8 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, expected amortization expense over the remaining intangible asset lives is as follows (in thousands):

Year Ending December 31,
2022	$591
2023	591
2024	552
2025	525
2026	525
Thereafter	295
Total	$3,079

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
During the fourth quarter of 2021, the Company executed a plan to abandon a portion of its existing office space. As a result, the Company recorded a lease abandonment charge of $1.4 million in general and administrative expense in the accompanying consolidated statements of operations to reduce the applicable ROU assets to their estimated salvage values.
On December 20, 2021, the Company entered into a lease agreement for the lease of office space to replace the Company's current corporate headquarters. The lease term will commence on the earlier of October 1, 2022 or the date on which the Company begins to occupy and conduct business in the space. The initial term of the lease agreement is for nine years following the lease commencement date, and the Company may elect to renew the lease for two additional five-year periods, subject to certain conditions and notice obligations set forth in the lease agreement. The first twelve months following the lease commencement is considered a rent abatement period in which the Company has no rent commitment. Following the rent abatement period, minimum annual rental payments will be $1.0 million for the first year, and are scheduled to increase each lease year by approximately 2.75%. In addition, following the rent abatement period, the Company will also be obligated to pay its proportionate share of the landlord's operating expenses for the building, subject to certain limitations.
The following table summarizes the Company's lease assets and liabilities as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Assets
Operating lease right of use assets	$2,856	$8,141
Finance lease assets, included in Property and equipment, net (1)	11	495
Total lease assets	$2,867	$8,636
Liabilities
Current
Operating lease liabilities, included in Other current liabilities	$4,127	$4,716
Finance lease liabilities, included in Other current liabilities	12	15
Long-term
Operating lease liabilities, net of current portion	1,182	5,394
Finance lease liabilities, net of current portion, included in Other long-term liabilities	$—	$8
Total lease liabilities	$5,321	$10,133
(1) Finance leases are presented net of accumulated amortization of $6.3 million and $5.8 million as of December 31, 2021 and 2020, respectively.

The following table summarizes the components of lease expense for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Operating lease cost, included in General and administrative expense (1)(2)	$4,195	$4,093
Finance lease cost:
Amortization of lease assets, included in General and administrative expense	484	1,421
Interest on lease liabilities, included in Other (expense) income, net	—	35
Less: sublease income, reducing rent expense in General and administrative expense (3)	(197)	(167)
Net lease cost	$4,482	$5,382
(1) Excludes short-term lease costs of $0.3 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.
(2) Excludes lease abandonment charge of $1.4 million for the year ended December 31, 2021.
(3) The Company subleases space to a third party for which it anticipates receiving $0.2 million in annual rental payments during the term of the sublease agreement, which is through August 2022.
The following table summarizes other information related to leases for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Supplemental cash flows information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4,534	$4,501
Operating cash outflows from finance leases	—	105
Financing cash outflows from finance leases	15	1,422
Weighted-average remaining lease term (years)
Operating leases	1.33	2.22
Finance leases	0.75	0.41
Weighted-average discount rate
Operating leases	5.50%	5.48%
Finance leases	2.30%	7.12%
The following table summarizes maturities of lease liabilities as of December 31, 2021 (in thousands):

	Operating Leases	Finance Leases
2022	$4,295	$12
2023	1,215	—
Total lease payments	$5,510	$12
Less: imputed interest	(201)	—
Present value of lease liabilities	$5,309	$12
As of December 31, 2021, the Company had no material finance leases that had not yet commenced.
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

7. LINE OF CREDIT
On August 5, 2020, the Company established a $25.0 million revolving credit facility with a commercial lender that is available for use until August 5, 2023. Proceeds from borrowings under the credit facility may be used for working capital and general corporate purposes, including acquisitions. Up to $10.0 million of the facility is available for letters of credit. Additionally, the Company may request increases to the facility, subject to the consent of the lender, provided that the aggregate amount of such increases during the term do not exceed $10.0 million. Amounts borrowed under the facility will bear interest equal to either a base rate plus 2.25% per annum or LIBOR plus 3.25% per annum. The Company will pay a fee on all outstanding letters of credit at a rate of 3.25% per annum. In addition, the Company will pay a quarterly fee at a rate of 0.50% per annum on the undrawn portion of the facility. As collateral for extension of credit under the facility, the Company granted security interests in substantially all of its assets and those of one of its subsidiaries. The agreement for the credit facility contains customary representations and warranties and subjects the Company to affirmative and negative covenants. As of December 31, 2021, the Company had not drawn on, or issued any letters of credit under, the credit facility.
8. SHARE REPURCHASE PROGRAM
On September 16, 2021, the Company announced that its Board of Directors approved a share repurchase program authorizing the repurchase of up to $25 million of the Company’s common stock through August 10, 2022. Repurchases may be made from time to time on the open market at prevailing prices or in negotiated transactions off the market. The share repurchase program does not obligate the Company to repurchase any particular amount of its shares. As of December 31, 2021, the Company had not repurchased any shares under this program.
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Brands. The Company generally categorizes a customer as a brand if it primarily focuses on selling its own proprietary products.
Other. Other is primarily comprised of strategic partnerships.
The following table summarizes revenue disaggregation by customer type for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	Percentage of Total	2020	Percentage of Total	2019	Percentage of Total
Retailers	89,773	53.5%	87,704	60.5%	84,316	64.9%
Brands	66,622	39.7%	47,999	33.1%	38,470	29.6%
Other	11,334	6.8%	9,369	6.5%	7,173	5.5%
	$167,729		$145,072		$129,959
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
Transaction Price Allocated to Future Performance Obligations
As the Company typically enters into contracts with customers for a twelve-month subscription term, a substantial majority of its performance obligations that have not yet been satisfied as of December 31, 2021 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, the aggregate transaction price allocated to the unsatisfied performance obligations was $41.7 million as of December 31, 2021, of which $25.1 million is expected to be recognized as revenue over the next twelve months.
Deferred Revenue
Deferred revenue generally represents the unearned portion of subscription fees. Deferred revenue is recorded when fees are invoiced in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying consolidated balance sheets under "Total current liabilities," net of any long-term portion that is included in "Other long-term liabilities." The following table summarizes deferred revenue activity for the year ended December 31, 2021 (in thousands):

	Balance, beginning of period	Net additions	Revenue recognized from deferred revenue	Balance, end of period
Deferred revenue	$23,301	138,931	(131,364)	$30,868
Of the $167.7 million of revenue recognized in the year ended December 31, 2021, $20.9 million was included in deferred revenue at January 1, 2021.
Costs to Obtain Contracts
The Company capitalizes sales commissions and a portion of other incentive compensation costs that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying consolidated balance sheets and are classified as "Prepaid expenses and other current assets," net of any long-term portion that is included in "Deferred contract costs, net of current portion." As of December 31, 2021, $9.0 million was included in "Prepaid expenses and other current assets." Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which the Company has determined to be five years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the year ended December 31, 2021 (in thousands):

	Balance, beginning of period	Additions	Amortized costs (1)	Balance, end of period
Deferred contract costs	$21,333	14,776	(9,150)	$26,959
(1) Includes contract costs amortized to sales and marketing expense during the period and the impact from foreign currency exchange rate fluctuations.
10. INCOME TAXES
The components of income before income taxes for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	2021	2020	2019
Domestic	$20,301	$18,176	$1,994
Foreign	(2,236)	1,092	2,177
Total income before income taxes	$18,065	$19,268	$4,171
The provision for income tax (benefit) expense included the following for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Current:
Federal	$—	$(10)	$(10)
State	268	460	—
Foreign	59	32	168
Total	327	482	158
Deferred:
Federal	(26,962)	—	—
State	(2,424)	3	(18)
Foreign	(91)	(42)	549
Total	(29,477)	(39)	531
Total tax (benefit) expense	$(29,150)	$443	$689
Additionally, the Company recorded $0.1 million of foreign deferred income tax expense, $(0.1) million of foreign deferred income tax benefit, and $0.1 million of foreign current income tax expense in other comprehensive income for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company accounts for the global intangible low taxed income inclusion as a period cost.

The components of the Company's net deferred tax assets as of December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Deferred tax assets:
Domestic tax loss carryforwards	$25,950	$27,651
Foreign tax loss carryforwards	9,970	7,596
Stock-based compensation	2,938	3,092
Tax credits	5,145	4,345
Operating lease liability	1,197	2,277
Other assets	2,750	3,010
Valuation allowance	(5,639)	(35,393)
Total deferred tax assets	42,311	12,578
Deferred tax liabilities:
Fixed assets	1,128	1,000
Intangible assets	1,147	1,395
Capitalized contract costs	6,825	5,242
Right of use assets	762	1,840
Other liabilities	114	21
Total deferred tax liabilities	9,976	9,498
Net deferred tax asset	$32,335	$3,080
At December 31, 2021 and 2020, the Company had federal net operating loss, or NOL, carryforwards of $107.1 million and $110.3 million, respectively, which expire beginning in 2026. At December 31, 2021 and 2020, the Company had state NOL carryforwards of $130.1 million and $136.5 million, respectively, which expire beginning in 2022. At December 31, 2021 and 2020, the Company had U.S. federal income tax credit carryforwards of $6.9 million and $5.9 million, respectively, which expire beginning in 2034. The utilization of the NOL and tax credit carryforwards may be subject to limitation under the rules regarding a change in stock ownership as defined under the Internal Revenue Code and state and foreign tax laws. The Company assesses potential limitations periodically throughout the year. The Company has determined that an immaterial portion of its tax attribute carryforwards will be unavailable due to these limitations. As of December 31, 2021 and 2020, the Company also had foreign NOL carryforwards for use against future tax in those jurisdictions of $40.8 million and $36.6 million, respectively. The majority of the Company's foreign NOLs can be carried forward indefinitely.
A valuation allowance has been recognized to offset deferred tax assets, primarily attributable to NOL carryforwards that the Company has determined are not more likely than not to be realized. The Company reversed most of the valuation allowance recorded against its U.S. federal and state deferred tax assets as of December 31, 2021. Given the Company's recent history of earnings, current earnings and anticipated future earnings, the Company concluded that there is sufficient positive evidence available to reach a conclusion that a significant portion of the valuation allowance is no longer needed. The release of the valuation allowance resulted in the recognition of certain deferred tax assets and a decrease to income tax expense of $29.4 million resulting in a tax benefit for the year ended December 31, 2021. Worldwide, there were net decreases in the valuation allowance of $29.8 million and $3.2 million during the years ended December 31, 2021 and 2020, respectively, that were allocable to operations.
Generally, undistributed earnings of the Company's foreign subsidiaries are indefinitely reinvested offshore and, accordingly, no provision for U.S. federal, state or foreign income taxes has been provided thereon. In the year ended December 31, 2019, the Company determined that the undistributed earnings of its foreign subsidiary located in China are no longer permanently reinvested. Accordingly, the Company recorded a deferred tax liability for this temporary difference. The amount of the deferred tax liability is nominal for each of the years ended December 31, 2021 and 2020. The cumulative amount of undistributed earnings of the Company's non-U.S. subsidiaries for the years ended December 31, 2021 and 2020 was $0.9 million and $0.5 million, respectively. The determination of the deferred tax liability, which requires complex analysis of international tax situations related to repatriation, is not practicable at this time. The Company is funding the working capital needs of its foreign operations through its U.S. operations. In the future, the Company will utilize any foreign undistributed earnings, as well as continued funding from its U.S. operations, to support its continued investment in foreign growth.

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
U.S. statutory federal rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	4.6	3.9	3.7
Nondeductible expenses and excludable income	(0.5)	(0.4)	1.6
Effect of foreign tax rate differential	(0.3)	(0.2)	2.3
Uncertain tax positions	1.7	1.8	4.9
Research and development credit	(5.9)	(4.8)	(24.8)
Change in valuation allowance	(165.0)	(17.0)	(12.0)
Expiration of NOL carryforwards	0.8	0.7	4.0
Stock-based compensation	(15.6)	(0.9)	6.4
Change in statutory tax rates	(3.1)	(2.3)	4.0
Other	0.9	0.5	5.4
Effective tax rate	(161.4)%	2.3%	16.5%
The Company's effective tax rate for the year ended December 31, 2021 is lower than the U.S. federal statutory rate of 21% primarily due to the reversal of the valuation allowance on U.S. federal and state deferred tax assets. The Company's effective tax rates for the years ended December 31, 2020 and 2019 are lower than the U.S. federal statutory rate of 21% primarily due to operating losses which are subject to a valuation allowance. In some U.S. state and foreign jurisdictions, the Company cannot recognize the tax benefit of operating loss carryforwards generated due to uncertainties relating to future taxable income in those jurisdictions in terms of both its timing and its sufficiency, which would enable the Company to realize the benefits of those carryforwards. The primary reason for the variance in the effective tax rate for the year ended December 31, 2021, as compared to the years ended December 31, 2020 and 2019, is the reversal of the valuation allowance on the U.S. federal and state deferred tax assets in the year ended December 31, 2021. Additionally, the variance in the effective tax rates and their components for the years ended December 31, 2021 and 2020, as compared to the year ended December 31, 2019 is partially attributable to the variance in income before income taxes between the years ended December 31, 2021 and 2020, as compared to the year ended December 31, 2019.
The Company accounts for uncertain tax provisions in accordance with Accounting Standards Codification Topic 740-10, Income Taxes ("ASC 740-10"). This guidance provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return.
The following table shows the changes in unrecognized tax benefits in accordance with ASC 740-10 for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Balance as of January 1,	$1,923	$1,601	$1,408
Increases related to current tax positions	275	281	183
Increases related to prior year tax positions	19	150	20
Decreases related to prior year tax positions	(33)	(109)	(10)
Balance as of December 31,	$2,184	$1,923	$1,601
Although the ultimate timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that a de minimis amount of unrecognized tax benefits could reverse in the next twelve months.
With few exceptions, the Company is no longer subject to U.S. federal and state and local tax examinations by tax authorities for tax periods 2017 and prior, although tax attributes generated before 2018 that are carried forward into 2018 and future years may still be adjusted upon examination by the Internal Revenue Service. With few exceptions, the Company is no longer subject to examination in foreign tax jurisdictions for tax periods 2016 and prior. No income tax returns are currently under examination by taxing authorities.

11. EQUITY INCENTIVE PLANS AND STOCK-BASED COMPENSATION
In May 2013, the Company's board of directors adopted, and the Company's stockholders approved, the 2013 Equity Incentive Plan, or the 2013 Plan, pursuant to which the Company initially reserved 1,250,000 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2013 Plan provides for the grant of incentive stock options to employees, and for the grant of nonqualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company's employees, directors, and non-employee third parties. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 each year, for a period of ten years, from January 1, 2014 through January 1, 2023, by 5% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company's board of directors. Accordingly, on January 1, 2022 the number of shares reserved for issuance under the 2013 Plan increased by 1,509,429 shares. As of December 31, 2021, 4,692,186 shares remained available for future grant under the 2013 Plan. As a result of the adoption of the 2013 Plan, no further grants may be made under the former 2001 Stock Plan.
In February 2020, the Company's Compensation Committee implemented changes to the equity compensation program for the Company's executive officers, whereby 50% of each executive's equity awards are granted in the form of performance-based vesting restricted stock units, or PSUs, that are eligible for vesting only if the Company achieves pre-defined targets set by the Compensation Committee for the Company's combined year-over-year revenue growth and adjusted earnings before interest, tax, depreciation and amortization, or EBITDA, margin over a two-year measurement period, subject to the executive's continued service with the Company. Vesting of the PSU awards is based on a sliding scale of actual performance against the pre-defined goals. The sliding scale ranges from zero vesting and forfeiture of the awards if the Company does not achieve the performance threshold, to an award of up to 150% and 200% of the target number of awards for fiscal 2020 and 2021 grants respectively, if the pre-defined maximum performance is achieved. As soon as reasonably practicable after the completion of the performance period, the Compensation Committee will determine the level of attainment of the performance goal and if the performance threshold is achieved, on the second anniversary of the grant date, subject to the executive's continued service as of that date, 50% of the earned PSU awards will vest and, on the third anniversary of the grant date, the remaining 50% of earned PSU awards will vest, subject to the executive's continued service as of that date. The Committee may make adjustments to the manner in which the achievement is determined as it deems equitable and appropriate to exclude the effect of unusual, non-recurring or infrequent matters, transactions or events affecting the Company or its consolidated financial statements; changes in accounting principles, practices or policies or in tax laws or other laws or requirements; or other similar events, matters or changed circumstances. Each adjustment, if any, shall be made solely for the purpose of maintaining the intended economics of the award in light of changed circumstances to prevent the dilution or enlargement of the executive's rights with respect to the PSUs. The fair value of the PSU awards is determined using the Company's stock price on the grant date. These awards are equity classified and will be expensed over the requisite service period based on the extent to which achievement of the performance metrics is probable.
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Cost of revenue	$736	$972	$995
Sales and marketing	3,423	2,792	2,385
Research and development	2,245	2,168	1,898
General and administrative	5,630	4,268	3,698
	$12,034	$10,200	$8,976
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
The following table summarizes the assumptions used for estimating the fair value of stock options granted for the year ended December 31, 2019:

2019
Risk-free interest rate	1.8% - 2.5%
Expected term (years)	6.25
Expected volatility	37% - 41%
Dividend yield	0%
There were no stock options granted during the years ended December 31, 2021 and 2020.
The following is a summary of the option activity for the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding balance at December 31, 2020	1,703,245	$10.87
Granted	—	—
Exercised	(602,565)	9.53
Forfeited	—	—
Expired	(2,225)	33.53
Outstanding balance at December 31, 2021	1,098,455	$11.56	5.4	$14,628
Exercisable at December 31, 2021	837,283	$11.32	4.8	$11,405
Vested and expected to vest at December 31, 2021	1,042,564	$11.52	5.3	$13,941
The weighted average grant date fair value for the Company's stock options granted during the year ended December 31, 2019 was $4.51 per share.
The total fair value of stock options vested during the years ended December 31, 2021, 2020 and 2019 was $1.2 million, $1.5 million and $1.8 million, respectively.
The total compensation cost related to nonvested stock options not yet recognized as of December 31, 2021 was $0.2 million and will be recognized over a weighted average period of approximately 0.8 years.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020, and 2019 was $9.7 million, $2.3 million and $0.2 million, respectively.

Restricted Stock Units and Performance Stock Units
The following table summarizes the RSU and PSU activity for the year ended December 31, 2021:

	Number of RSUs	Weighted Average Grant-Date Fair Value	Number of PSUs	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2020	2,060,828	$11.08	142,317	$9.27
Granted	449,506	23.39	71,932	23.88
Vested	(806,850)	10.90	—	—
Forfeited	(218,455)	13.22	—	—
Unvested as of December 31, 2021	1,485,029	$14.59	214,249	$14.18
The total unrecognized compensation cost related to the unvested RSUs and PSUs as of December 31, 2021 was $7.4 million and $2.3 million, respectively, and will be recognized over a weighted average period of approximately 1.7 years and 1.5 years, respectively.
12. NET INCOME PER SHARE
The following table summarizes the calculation of basic and diluted net income per share for the years ended December 31, 2021, 2020 and 2019 (in thousands, except share and per share data):

	2021	2020	2019
Basic:
Net income	$47,215	$18,825	$3,482
Weighted average common shares outstanding, basic	29,774,172	28,616,401	27,886,278
Basic net income per share	$1.59	$0.66	$0.12
Diluted:
Net income	$47,215	$18,825	$3,482
Weighted average common shares outstanding, basic	29,774,172	28,616,401	27,886,278
Dilutive effect of:
Stock options	587,168	383,607	167,208
Unvested restricted stock units	1,003,322	1,035,253	763,491
Unvested performance stock units	141,418	—	—
Diluted weighted average common shares outstanding	31,506,080	30,035,261	28,816,977
Diluted net income per share	$1.50	$0.63	$0.12
The following equity instruments have been excluded from the calculation of diluted net income per share because the effect is anti-dilutive for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Stock options	21,941	437,927	1,626,757
Restricted stock units	105,600	60,674	278,937

13. RESTRUCTURING
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
14. SEGMENT AND GEOGRAPHIC INFORMATION
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
Substantially all assets were held in the United States during the years ended December 31, 2021 and 2020. The following tables summarize revenue by geography and by product for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Revenue by geography:
Domestic	$119,646	$108,556	$97,111
International	48,083	36,516	32,848
Total	$167,729	$145,072	$129,959

Revenue by product:
Marketplaces	$120,821	$107,425	$95,757
Digital marketing	26,397	21,424	19,683
Other	20,511	16,223	14,519
Total	$167,729	$145,072	$129,959
The Company's revenue from international customers based in the United Kingdom totaled $14.4 million, $12.5 million and $13.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. No other single foreign country represented more than 10% of the Company's revenue for any of the periods indicated.
15. RETIREMENT PLANS
The Company provides retirement plans whereby participants may elect to contribute a portion of their annual compensation to the plans, after complying with certain requirements and subject to certain limitations. The Company contributed an aggregate of $2.4 million, $1.9 million and $1.7 million to the plans for the years ended December 31, 2021, 2020 and 2019, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report. The term "disclosure controls and procedures," as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, or the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by our independent registered public accounting firm, as stated in their attestation report, which is included in Part II, Item 8. of this Annual Report.
ITEM 9B. OTHER INFORMATION

Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," and "Executive Officers."
ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-35940), filed with the Securities and Exchange Commission on May 29, 2013).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 22, 2021).

4.1	Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on May 9, 2013).

4.2	Description of Certain of Registrant's Securities (incorporated herein by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 12, 2020).

10.1+	2001 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.2+	Form of Incentive Stock Option Agreement under 2001 Stock Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.3+	2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 (File No. 333-188988), filed with the Securities and Exchange Commission on May 31, 2013).

10.4+	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 26, 2013).

10.5+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 26, 2013).

10.6+	Form of Indemnification Agreement with non-employee directors (incorporated herein by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (File No. 333-187865), filed with the Securities and Exchange Commission on April 11, 2013).

10.7+	Amended and Restated Executive Severance and Change in Control Letter Agreement, dated as of December 17, 2014, by and between the Registrant and David J. Spitz (incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (File No. 001-35940), filed with the Securities and Exchange Commission on February 26, 2015).

10.8+
Schedule of Compensation for Non-Employee Directors, adopted effective as of March 30, 2021 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on May 6, 2021).

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

10.20+
Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on May 6, 2021).

10.21
Credit Agreement, dated as of August 5, 2020, by and between the Registrant, as Borrower, and HSBC Bank USA, N.A., as Lender (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-35940), filed with the Securities and Exchange Commission on November 5, 2020).

10.22*	Office Lease, dated as of December 20, 2021, by and between the Registrant and SVT Perimeter Six, L.P.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1*	Power of Attorney (contained on signature page hereto).

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1^	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 _____________________________

^	These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+	Indicates management contract or compensatory plan.

*	Filed herewith.
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

CHANNELADVISOR CORPORATION

	By:	/s/ David J. Spitz
February 10, 2022		David J. Spitz Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard F. Cornetta and Kathy F. Twiddy, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of ChannelAdvisor Corporation, and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Spitz	Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2022
David J. Spitz

/s/ Richard F. Cornetta	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 10, 2022
Richard F. Cornetta

/s/ Timothy J. Buckley	Director	February 10, 2022
Timothy J. Buckley

/s/ Joseph L. Cowan	Director	February 10, 2022
Joseph L. Cowan

/s/ Janet R. Cowell	Director	February 10, 2022
Janet R. Cowell

/s/ Linda M. Crawford	Director	February 10, 2022
Linda M. Crawford

/s/ Marshall A. Heinberg	Director	February 10, 2022
Marshall A. Heinberg

/s/ Himanshu S. Palsule	Director	February 10, 2022
Himanshu S. Palsule

/s/ Timothy V. Williams	Director	February 10, 2022
Timothy V. Williams

/s/ M. Scot Wingo	Director	February 10, 2022
M. Scot Wingo