Form 10-Q
period 2022-03-31
CHANNELADVISOR CORP
filed 2022-05-06
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on April 29, 2022 was 30,475,830.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$106,906	$100,567
Accounts receivable, net of allowance of $318 and $279 as of March 31, 2022 and December 31, 2021, respectively	26,951	28,886
Prepaid expenses and other current assets	14,745	15,497
Total current assets	148,602	144,950
Operating lease right of use assets	1,923	2,856
Property and equipment, net	8,168	7,682
Goodwill	29,762	30,042
Intangible assets, net	2,875	3,079
Deferred contract costs, net of current portion	18,562	17,951
Long-term deferred tax assets, net	31,460	32,616
Other assets	705	796
Total assets	$242,057	$239,972
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$746	$1,457
Accrued expenses	12,761	12,644
Deferred revenue	31,395	29,942
Other current liabilities	3,634	4,831
Total current liabilities	48,536	48,874
Long-term operating leases, net of current portion	832	1,182
Other long-term liabilities	1,407	1,718
Total liabilities	50,775	51,774
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,475,830 and 30,188,595 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	30	30
Additional paid-in capital	302,551	300,875
Accumulated other comprehensive loss	(2,653)	(2,237)
Accumulated deficit	(108,646)	(110,470)
Total stockholders' equity	191,282	188,198
Total liabilities and stockholders' equity	$242,057	$239,972
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$42,297	$39,166
Cost of revenue	10,382	8,408
Gross profit	31,915	30,758
Operating expenses:
Sales and marketing	15,946	14,632
Research and development	5,423	5,527
General and administrative	7,222	4,882
Total operating expenses	28,591	25,041
Income from operations	3,324	5,717
Other expense:
Interest expense	28	33
Other expense	35	130
Total other expense	63	163
Income before income taxes	3,261	5,554
Income tax expense	1,437	97
Net income	$1,824	$5,457
Net income per share:
Basic	$0.06	$0.19
Diluted	$0.06	$0.18
Weighted average common shares outstanding:
Basic	30,273,338	29,294,130
Diluted	31,656,555	31,138,533

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$1,824	$5,457
Other comprehensive loss:
Foreign currency translation adjustments	(416)	(150)
Total comprehensive income	$1,408	$5,307
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$1,824	$5,457
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,470	1,832
Bad debt expense (recovery)	85	(4)
Stock-based compensation expense	3,132	3,048
Deferred income taxes	1,106	97
Other items, net	(302)	(1,536)
Changes in assets and liabilities:
Accounts receivable	1,660	(1,060)
Prepaid expenses and other assets	1,032	1,290
Deferred contract costs	(986)	(1,131)
Accounts payable and accrued expenses	(2,457)	(2,203)
Deferred revenue	1,354	2,589
Cash and cash equivalents provided by operating activities	7,918	8,379
Cash flows from investing activities
Purchases of property and equipment	(957)	(225)
Payment of software development costs	(939)	(749)
Cash and cash equivalents used in investing activities	(1,896)	(974)
Cash flows from financing activities
Repayment of finance leases	(4)	(4)
Proceeds from exercise of stock options	362	3,587
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(75)	(66)
Cash and cash equivalents provided by financing activities	283	3,517
Effect of currency exchange rate changes on cash and cash equivalents	34	(83)
Net increase in cash and cash equivalents	6,339	10,839
Cash and cash equivalents, beginning of period	100,567	71,545
Cash and cash equivalents, end of period	$106,906	$82,384
Supplemental disclosure of cash flow information
Cash paid for interest	$32	$30
Cash paid for income taxes, net	$12	$1
Supplemental disclosure of noncash investing and financing activities
Accrued statutory tax withholding related to net-share settlement of restricted stock units	$1,743	$1,995
Accrued capital expenditures	$8	$2
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
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive income and cash flows. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for the full year or the results for any future periods, especially in light of the ongoing impacts, and potential future effects of, the COVID-19 pandemic on the Company’s business, operations and financial performance. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2021, or fiscal 2021, which are included in the Company's Annual Report on Form 10-K for fiscal 2021. There have been no material changes to the Company's significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2021.
Recent Accounting Pronouncements
The Company has reviewed new accounting pronouncements that were issued during the three months ended March 31, 2022 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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

3. STOCKHOLDERS' EQUITY
The following tables summarize quarterly stockholders' equity activity for the three months ended March 31, 2022 and 2021 (in thousands, except number of shares):

	Quarterly Activity For The Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	30,188,595	$30	$300,875	$(2,237)	$(110,470)	$188,198
Exercise of stock options and vesting of restricted stock units	388,551	—	362	—	—	362
Stock-based compensation expense	—	—	3,132	—	—	3,132
Statutory tax withholding related to net-share settlement of restricted stock units	(101,316)	—	(1,818)	—	—	(1,818)
Net income	—	—	—	—	1,824	1,824
Foreign currency translation adjustments	—	—	—	(416)	—	(416)
Balance, March 31, 2022	30,475,830	$30	$302,551	$(2,653)	$(108,646)	$191,282

	Quarterly Activity For The Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	29,020,424	$29	$288,842	$(1,095)	$(157,685)	$130,091
Exercise of stock options and vesting of restricted stock units	802,270	1	3,586	—	—	3,587
Stock-based compensation expense	—	—	3,048	—	—	3,048
Statutory tax withholding related to net-share settlement of restricted stock units	(89,842)	—	(2,061)	—	—	(2,061)
Net income	—	—	—	—	5,457	5,457
Foreign currency translation adjustments	—	—	—	(150)	—	(150)
Balance, March 31, 2021	29,732,852	$30	$293,415	$(1,245)	$(152,228)	$139,972
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
Amortization expense associated with the Company's intangible assets was $0.1 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
The following table summarizes the changes in the carrying amount of goodwill during the three months ended March 31, 2022 (in thousands):

Balance, December 31, 2021	$30,042
Effects of foreign currency translation	(280)
Balance, March 31, 2022	$29,762

5. CAPITALIZED SOFTWARE DEVELOPMENT COSTS
Capitalized software development costs related to creating internally developed software and implementing software purchased for internal use are included in property and equipment in the accompanying condensed consolidated balance sheets. The Company capitalized software development costs of $0.9 million and $0.7 million during the three months ended March 31, 2022 and 2021, respectively. Amortization expense related to capitalized internally developed software was $0.8 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively, and is included in cost of revenue or general and administrative expense in the accompanying condensed consolidated statements of operations, depending upon the nature of the software development project. The net book value of capitalized internally developed software was $4.9 million and $4.8 million at March 31, 2022 and December 31, 2021, respectively.
6. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition and Disaggregation of Revenue
The Company derives the majority of its revenue from subscription fees paid for access to and usage of its software solutions for a specified contract term. A customer typically pays a recurring subscription fee based on a specified minimum amount of gross merchandise value, or GMV, or advertising spend that the customer expects to process through the Company's platform. Subscription fees may also include implementation fees such as launch assistance and training fees. The remaining portion of a customer's fee is variable and is based on a specified percentage of GMV or advertising spend processed through the Company's platform in excess of the customer's specified minimum GMV or advertising spend amount. In most cases, the specified percentage of excess GMV or advertising spend on which the variable fee is based is fixed and does not vary depending on the amount of the excess. Subscription fees are billed in advance of the subscription term and are due in accordance with contract terms, which generally provide for payment within 30 days. Variable fees are subject to the same payment terms, although they are generally billed at the end of the period in which they are incurred. The Company also generates revenue from its solutions that allow brands to direct potential consumers from their websites and digital marketing campaigns to authorized resellers. The majority of the Company's contracts have a one year term. The Company's contractual arrangements include performance, termination and cancellation provisions, but do not provide for refunds. Customers do not have the contractual right to take possession of the Company's software at any time. Sales taxes collected from customers and remitted to government authorities are excluded from revenue.
The Company's customers are categorized as follows:
Brands. The Company generally categorizes a customer as a brand if it primarily focuses on selling its own proprietary products.
Retailers. The Company generally categorizes a customer as a retailer if it primarily focuses on selling third-party products.
Other. Other is primarily comprised of strategic partnerships.
The following table summarizes revenue disaggregation by customer type for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	Percentage of Total	2021	Percentage of Total
Brands	$18,835	45%	$14,249	36%
Retailers	21,246	50%	21,777	56%
Other	2,216	5%	3,140	8%
	$42,297		$39,166
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

Transaction Price Allocated to Future Performance Obligations
As the Company typically enters into contracts with customers for a twelve-month subscription term, a substantial majority of its performance obligations that have not yet been satisfied as of March 31, 2022 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, the aggregate transaction price allocated to the unsatisfied performance obligations was $42.1 million as of March 31, 2022, of which $25.0 million is expected to be recognized as revenue over the next twelve months.
Deferred Revenue
Deferred revenue generally represents the unearned portion of subscription fees. Deferred revenue is recorded when fees are invoiced in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying condensed consolidated balance sheets under "Total current liabilities," net of any long-term portion that is included in "Other long-term liabilities." The following table summarizes deferred revenue activity for the three months ended March 31, 2022 (in thousands):

	Balance, beginning of period	Net additions	Revenue recognized from deferred revenue	Balance, end of period
Deferred revenue	$30,868	36,654	(35,511)	$32,011
Of the $42.3 million of revenue recognized in the three months ended March 31, 2022, $18.4 million was included in deferred revenue at January 1, 2022.
Costs to Obtain Contracts
The Company capitalizes sales commissions and a portion of other incentive compensation costs that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying condensed consolidated balance sheets and are classified as "Prepaid expenses and other current assets," net of any long-term portion that is included in "Deferred contract costs, net of current portion." As of March 31, 2022, $9.2 million was included in "Prepaid expenses and other current assets." Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which the Company has determined to be five years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the three months ended March 31, 2022 (in thousands):

	Balance, beginning of period	Additions	Amortized costs (1)	Balance, end of period
Deferred contract costs	$26,959	3,482	(2,640)	$27,801
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
Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$159	$232
Sales and marketing	822	820
Research and development	417	612
General and administrative	1,734	1,384
Total stock-based compensation expense	$3,132	$3,048

During the three months ended March 31, 2022, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Service-based restricted stock units	700,046	$17.78
Performance-based restricted stock units	185,154	$17.78
Total share-based awards	885,200
8. NET INCOME PER SHARE
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
The following table summarizes the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Basic:
Net income	$1,824	$5,457
Weighted average common shares outstanding, basic	30,273,338	29,294,130
Basic net income per share	$0.06	$0.19
Diluted:
Net income	$1,824	$5,457
Weighted average common shares outstanding, basic	30,273,338	29,294,130
Dilutive effect of:
Stock options	396,450	631,657
Unvested service-based restricted stock units	848,411	1,212,746
Unvested performance-based restricted stock units	138,356	—
Weighted average common shares outstanding, diluted	31,656,555	31,138,533
Diluted net income per share	$0.06	$0.18
The following equity instruments have been excluded from the calculation of diluted net income per share because the effect is anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock options	22,830	22,856
Restricted stock units	253,889	84,147
9. INCOME TAXES
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company's effective tax rate was 44.1% and 1.7% for the three months ended March 31, 2022 and 2021, respectively. The tax expense for each of the periods was based on U.S. federal, state, local and foreign income taxes. The Company’s effective tax rate for the three months ended March 31, 2022 was higher than the U.S. federal statutory rate of 21% primarily due to the generation of foreign operating loss carryforwards which were subject to a valuation allowance. The Company’s effective tax rate for the three months ended March 31, 2021 was lower than the U.S. federal statutory rate of 21% primarily due to the utilization of U.S. federal and state operating loss carryforwards which were subject to a valuation allowance. As a result of uncertainties relating to the timing and sufficiency of future taxable income in certain tax jurisdictions in which the Company operates, the Company could not recognize the tax benefit of operating loss carryforwards generated in those jurisdictions until the operating loss carryforwards were utilized. The effective tax rate for the three months ended March 31, 2022 was higher than the effective tax rate for the three months ended March 31, 2021 primarily due to the tax benefit recorded from the utilization of U.S. federal and state operating loss carryforwards which were subject to a valuation allowance during the three months ended March 31, 2021. The Company reversed most of the valuation allowance recorded against its U.S. federal and state operating loss carryforwards as of December 31, 2021. Therefore, the Company did not record a similar tax benefit from the utilization of U.S. federal and state operating loss carryforwards during the three months ended March 31, 2022.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five years for research performed in the U.S. and 15 years for research performed outside the U.S., pursuant to Section 174. This change has had a material impact on the expected utilization of the Company's U.S. federal and state operating loss carryforwards and resulted in an increase in its effective tax rate for the three months ended March 31, 2022. Although Congress is considering legislation that would repeal or defer the capitalization and amortization requirement to later years, it is not certain that the provision will be repealed or otherwise modified. If the requirement is repealed or modified during a subsequent period, it could result in a decrease to the effective tax rate. The actual impact will depend on if and when this requirement is repealed or modified by Congress, including if retroactively to January 1, 2022, and the amount of research and development expenditures incurred in 2022.
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
Substantially all assets were held in the United States during the three months ended March 31, 2022 and the year ended December 31, 2021. The Company categorizes domestic and international revenue from customers based on their billing address. The following table summarizes revenue by geography for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Domestic	$29,875	$28,511
International	12,422	10,655
Total revenue	$42,297	$39,166

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K for fiscal 2021.
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
We serve customers across a wide range of industries and geographies. Our customers include the online businesses of brands and retailers, as well as agencies that use our solutions on behalf of their clients.
EXECUTIVE OVERVIEW

FINANCIAL HIGHLIGHTS
•Total revenue of $42.3 million for the three months ended March 31, 2022 increased 8.0% from the comparable prior year period;
•Revenue was comprised of 84.0% subscription revenue and 16.0% variable revenue for the three months ended March 31, 2022 compared with 77.3% subscription revenue and 22.7% variable revenue for the comparable prior year period;
•Revenue from our brands customers represented 44.5% of total revenue for the three months ended March 31, 2022, up from 36.4% of total revenue for the comparable prior year period;
•Revenue derived from customers located outside of the United States as a percentage of total revenue was 29.4% for the three months ended March 31, 2022, compared with 27.2% for the comparable prior year period;
•Gross margin of 75.5% for the three months ended March 31, 2022 declined by 300 basis points compared with 78.5% for the comparable prior year period;
•Operating margin of 7.9% for the three months ended March 31, 2022 declined from 14.6% for the comparable prior year period;

•Net income was $1.8 million for the three months ended March 31, 2022, compared with $5.5 million for the comparable prior year period;
•Adjusted EBITDA, a non-GAAP measure, was $8.2 million for the three months ended March 31, 2022, compared with $9.2 million for the comparable prior year period;
•Cash and cash equivalents were $106.9 million at March 31, 2022 compared with $100.6 million at December 31, 2021;
•Operating cash flow was $7.9 million for the three months ended March 31, 2022 compared with $8.4 million for the comparable prior year period; and
•Free cash flow, a non-GAAP measure, was $6.0 million for the three months ended March 31, 2022 compared with $7.4 million for the comparable prior year period.
TRENDS IN OUR BUSINESS
The following trends have contributed to the results of our consolidated operations, and we anticipate that they will continue to affect our future results:
•Growth in Online Shopping. Consumers continue to move more of their spending from offline to online. The continuing shift to online shopping and overall growth has contributed to our historical growth and we expect that this online shift will continue to benefit our business. Global efforts to implement social distancing, including stay-at-home orders and similar mobility and gathering restrictions, due to the COVID-19 pandemic, have increased e-commerce as consumers have increasingly turned to online purchasing for many products they would have purchased at brick and mortar stores. However, it is unclear to what degree this recent shift in favor of e-commerce will continue once the public health impacts of the COVID-19 pandemic have begun to subside or as a result of other macro or geo-political factors beyond our control. For example, during the most recent quarter, we have begun to see moderation of gross merchandise value, or GMV, and variable revenue performance compared to the prior year resulting from factors beyond COVID and government stimulus-generated tailwinds, such as the effects of inflation on consumer shopping habits.
•Product Offering Expansion. As online shopping evolves, we continue to expand our product offerings to reflect the needs of companies seeking to attract consumers. We continue to enhance our product offerings by increasing online shopping channel integrations, including marketplace and first-party retail programs, and providing capabilities that allow brands and retailers to be more competitive. This includes support for advertising, advanced algorithmic repricing, machine learning-based demand forecasting, analytics capabilities, fulfillment features and user experience. Product expansion and enhancement has been key to our strategic focus and success with Brands.
•Channel Expansion. We have experienced substantial growth in GMV on our platform from large channels like Zalando, Target Plus and Shopify, as well as numerous smaller marketplaces that we refer to collectively as our long tail of marketplaces. Many of our brands customers see a significant opportunity in expanding their reach to more consumers via global channel expansion. We implemented a strategic plan at the beginning of 2021 to add at least 80 additional channel connections across the globe over an 18-month period to help our customers with this opportunity. We exceeded this goal by adding over 100 new channels by the end of Q1 2022. We intend to continue to add new channel connections over the remainder of 2022.
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
•Focus on Employees. We strive to provide competitive compensation and benefits programs to help attract and retain employees who are focused on facilitating the success of our customers. We have implemented a formal global flexible work policy that provides many of our employees the ability to determine whether they will continue to work from home or from the office, even as our offices around the world reopen following closures during the COVID-19 pandemic. We are not dependent on our physical office locations or travel for our business operations. Refer to "Employees and Human Capital Resources" included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on employees and human capital resources.
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
OPPORTUNITIES AND RISKS
•Brands. We believe the digital transformation to e-commerce has changed the way brands interact with their customers, which is why we have identified that growing our brands business represents a significant strategic opportunity for us. We generally categorize a customer as a brand if it primarily focuses on selling its own proprietary products. Brands tend to have longer customer life cycles, stronger financial stability and overall better unit economics than retailers, which we consider to be companies focused primarily on selling third-party products. Brands also offer increased expansion opportunities to grow their e-commerce business through our platform; however they tend to have longer sales cycles. To help drive our future growth, we have made significant investments in our sales capacity and incentives to focus on acquiring new, and then expanding business with, brands customers. In addition, we have invested in our services organization to establish a higher level of service for our brands customers and we have prioritized our R&D resources to focus on innovations that enable the success of our brands clients. We believe these investments will improve client results, growing revenue through attracting new prospects and improved retention and expansion with existing customers.
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
•Global Growth in E-commerce. We believe the growth in e-commerce globally presents an opportunity for brands and retailers to engage in international sales. However, country-specific marketplaces are often a market share leader in their regions, as is the case for Zalando in Europe, for example. In order to help our customers capitalize on this potential market opportunity, and to address our customers' needs with respect to cross-border trade, we intend to continue to invest in our international operations. However, doing business overseas involves substantial challenges, including management attention and resources needed to adapt to multiple languages, cultures, laws and commercial infrastructure.
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

	Three Months Ended March 31,		Period-to-Period Change
	2022	2021	Q1 2022 to Q1 2021
(dollars in thousands)
Revenue	$42,297	$39,166	$3,131	8.0%
Cost of revenue	10,382	8,408	1,974	23.5
Gross profit	31,915	30,758	1,157	3.8
Operating expenses:
Sales and marketing	15,946	14,632	1,314	9.0
Research and development	5,423	5,527	(104)	(1.9)
General and administrative	7,222	4,882	2,340	47.9
Total operating expenses	28,591	25,041	3,550	14.2
Income from operations	3,324	5,717	(2,393)	(41.9)
Other expense:
Interest expense	28	33	(5)	*
Other expense	35	130	(95)	*
Total other expense	63	163	(100)	*
Income before income taxes	3,261	5,554	(2,293)	(41.3)
Income tax expense	1,437	97	1,340	*
Net income	$1,824	$5,457	$(3,633)	(66.6)%
* Not meaningful

	Three Months Ended March 31,
	2022	2021
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Cost of revenue	24.5	21.5
Gross profit	75.5	78.5
Operating expenses:
Sales and marketing	37.7	37.4
Research and development	12.8	14.1
General and administrative	17.1	12.5
Total operating expenses	67.6	63.9
Income from operations	7.9	14.6
Other expense:
Interest expense	0.1	0.1
Other expense	0.1	0.3
Total other expense	0.2	0.4
Income before income taxes	7.7	14.2
Income tax expense	3.4	0.2
Net income	4.3%	13.9%

Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$1,143	$1,202
Sales and marketing	71	159
Research and development	31	63
General and administrative	225	408
Total depreciation and amortization expense	$1,470	$1,832

REVENUE

We derive the majority of our revenue from subscription fees paid to us by our customers for access to and usage of our software solutions for a specified contract term, which is typically one year. A customer typically pays a recurring subscription fee based on a specified minimum amount of GMV or advertising spend that the customer expects to process through our platform. Subscription fees may also include implementation fees such as launch assistance and training fees. The remaining portion of a customer's fee is variable and is based on a specified percentage of GMV or advertising spend processed through our platform in excess of the customer's specified minimum GMV or advertising spend amount. In most cases, the specified percentage of excess GMV or advertising spend on which the variable fee is based is fixed and does not vary depending on the amount of the excess.
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
$6,786
$35,511
$8,886
$30,280
Q1 2022
Q1 2021
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

REVENUE BY CUSTOMER TYPE
(in thousands)

$2,216
$18,835
$21,246
$3,140
$14,249
$21,777
Q1
2022
Q1
2021
Retailers
Brands
Other

Our customers are categorized as follows:
•Brands. We generally categorize a customer as a brand if it primarily focuses on selling its own proprietary products.
•Retailers. We generally categorize a customer as a retailer if it primarily focuses on selling third-party products.
•Other. Other is primarily comprised of strategic partnerships.

Comparison of Q1 2022 to Q1 2021
Revenue increased by 8.0%, or $3.1 million, to $42.3 million for the three months ended March 31, 2022 compared with $39.2 million for the prior year period. The change was primarily due to a $5.2 million increase in subscription revenue compared to the prior year period, driven by positive net bookings, particularly from brands customers. Revenue from our brands customers increased 32.2%, or $4.6 million, compared to the prior year period, driven by an increase in new customers and expansions with existing customers. For the three months ended March 31, 2022, brands customers represented approximately 45% of our total revenue and 49% of total subscription revenue compared to approximately 36% and 42%, respectively, for the prior year period.
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
Comparison of Q1 2022 to Q1 2021
Cost of revenue increased by 23.5%, or $2.0 million, to $10.4 million for the three months ended March 31, 2022 compared with $8.4 million for the prior year period. The change was comprised primarily of increases of:
•$1.2 million in compensation and employee-related costs due to an increase in headcount to support the growth of our business and a higher level of service for brands;
•$0.4 million in contractor costs primarily to support data scraping and our client services team; and
•$0.3 million in software and website maintenance costs to support the growth of our business.

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
Comparison of Q1 2022 to Q1 2021
Sales and marketing expense increased by 9.0%, or $1.3 million, to $15.9 million for the three months ended March 31, 2022 compared with $14.6 million for the prior year period. The change was comprised primarily of compensation and employee-related costs due to an increase in headcount, as we continue to invest in resources to support the growth of our business.
RESEARCH AND DEVELOPMENT EXPENSE
Research and development expense consists primarily of:
•Salaries and personnel-related costs for our research and development employees, including benefits, bonuses and stock-based compensation;
•Costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology; and
•Infrastructure and cloud computing expenses to support our platform.

Comparison of Q1 2022 to Q1 2021
Research and development expense decreased by 1.9%, or $0.1 million, to $5.4 million for the three months ended March 31, 2022 compared with $5.5 million for the prior year period. The change was primarily driven by an increase in capitalized compensation and employee-related costs tied to software development and enhancement of our product offerings. In addition, a larger proportion of our research and development resources are staffed in lower cost locations. Refer to Note 5, "Capitalized Software Development Costs," to our condensed consolidated financial statements included in this report for additional information regarding capitalized software development costs.

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
Comparison of Q1 2022 to Q1 2021
General and administrative expense increased by 47.9%, or $2.3 million, to $7.2 million for the three months ended March 31, 2022 compared with $4.9 million for the prior year period. The change was comprised primarily of increases of:
•$1.3 million in general administrative costs driven by the prior year benefit from the decrease in the fair value of acquisition-related contingent consideration;
•$0.6 million in compensation and employee related costs, including stock-based compensation, due to an increase in headcount to support the growth of our business;
•$0.3 million in lease abandonment costs related to right of use lease assets, driven by a reduction in our leased office space; and
•$0.2 million in recruiting costs to support the growth of our business.
ADJUSTED EBITDA

Adjusted EBITDA represents our earnings before interest expense, income tax expense and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item. For some periods, we have also adjusted for non-recurring costs, such as lease abandonment and related costs and the change in fair value of acquisition-related contingent consideration.
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
Because of these and other limitations, you should consider adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net income and our other GAAP results. The following table presents a reconciliation of net income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$1,824	$5,457
Adjustments:
Interest expense	28	33
Income tax expense	1,437	97
Depreciation and amortization expense	1,470	1,832
Total adjustments	2,935	1,962
EBITDA	4,759	7,419
Stock-based compensation expense	3,132	3,048
Lease abandonment and related costs	288	—
Contingent consideration fair value adjustment	—	(1,313)
Adjusted EBITDA	$8,179	$9,154
GROSS AND OPERATING MARGINS

Comparison of Q1 2022 to Q1 2021
Gross margin declined by 300 basis points to 75.5% during the three months ended March 31, 2022 compared with 78.5% for the prior year period as a result of the increase in cost of revenue of 23.5% noted above, which exceeded the 8.0% increase in revenue.

Operating margin declined by 670 basis points to 7.9% during the three months ended March 31, 2022 compared with 14.6% for the prior year period due to increases in operating expenses and cost of revenue of 14.2% and 23.5%, respectively, primarily as a result of an increase in compensation and employee-related costs driven by additional headcount as we invest in resources to support the growth of our business.
INCOME TAX EXPENSE
At the end of each interim reporting period, we estimate our effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
Comparison of Q1 2022 to Q1 2021
Income tax expense was $1.4 million for the three months ended March 31, 2022 compared with $0.1 million for the prior year period. Refer to Note 9, "Income Taxes," to our condensed consolidated financial statements included in this report for additional information regarding income tax expense.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. There were no material changes to our critical accounting policies and estimates, which are disclosed in our audited consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K for fiscal 2021.
Recent Accounting Pronouncements
Refer to Note 2, "Significant Accounting Policies," to our condensed consolidated financial statements included in this report for information regarding recent accounting pronouncements.
LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and our existing cash balances will be sufficient to meet our cash requirements for at least the next twelve months.
The foregoing estimate does not give effect to any potential amounts that we may draw under our credit facility, or Credit Facility, with HSBC Bank, or HSBC, that is described in more detail below.
Our principal future commitments consist of non-cancelable leases for our current and future office space and computer equipment, totaling $13.4 million as of March 31, 2022. We believe our future cash flows from operating activities and existing cash balances, together with amounts available under the Credit Facility, will be sufficient to meet these commitments.
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

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents provided by operating activities	$7,918	$8,379
Less: Purchases of property and equipment	(957)	(225)
Less: Payment of capitalized software development costs	(939)	(749)
Free cash flow	$6,022	$7,405
Free cash flow decreased by $1.4 million to $6.0 million for the three months ended March 31, 2022 compared with $7.4 million for the prior year period. The decrease in free cash flow was primarily a result of an increase in operating expenses to support the growth of our business and changes in assets and liabilities, which are further described below.
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
Q1 2022
Operating Activities
Our cash provided by operating activities of $7.9 million consisted of net income of $1.8 million adjusted for non-cash items totaling $5.5 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, including lease abandonment costs, and cash increases of $0.6 million from changes in assets and liabilities.
The net increase in cash of $0.6 million resulting from changes in assets and liabilities primarily consisted of:
•a $1.7 million decrease in accounts receivable driven by strong cash collections during the period;
•a $1.4 million increase in deferred revenue driven by an increase in net bookings and the timing of invoicing during the period; and
•a $1.0 million decrease in prepaid expenses and other assets driven by the timing of payments to our vendors during the period. These increases in cash were partially offset by decreases in cash due to:
•a $2.5 million decrease in accrued expenses and accounts payable due to the payment of bonuses earned in the prior year, as well as the timing of payments to our vendors during the period; and
•a $1.0 million increase in deferred contract costs consisting of sales commissions and a portion of other incentive compensation driven by strong net bookings performance. These contract costs are deferred and amortized to expense over the expected period of benefit.
Investing Activities
Our cash used in investing activities of $1.9 million consisted of:
•$1.0 million of capital expenditures primarily related to the purchase of computer equipment; and
•$0.9 million of capitalized software development costs.

Financing Activities
Our cash provided by financing activities of $0.3 million consisted of:
•$0.4 million in cash received upon the exercise of stock options; partially offset by
•$0.1 million used for the payment of taxes related to the net-share settlement of restricted stock units.
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
SHARE REPURCHASE PROGRAM
In September 2021, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $25 million of our common stock through August 10, 2022. Repurchases may be made from time to time on the open market at prevailing prices or in negotiated transactions off the market. The share repurchase program does not obligate us to repurchase any particular amount of our shares. As of March 31, 2022, we had not repurchased any shares under this program.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. Although we have not drawn on our Credit Facility, we may do so in the future which may subject us to risks from changing interest rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the three months ended March 31, 2022, there were no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for fiscal 2021.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 10, 2022, for a detailed discussion of risk factors affecting us. Our risk factors as of the date of this report have not changed materially from those disclosed in our Annual Report on Form 10-K.
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

10.1	*+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2013 Equity Incentive Plan

10.2	*+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Non-U.S. Participants under 2013 Equity Incentive Plan

10.3	*+	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under 2013 Equity Incentive Plan

31.1	*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

CHANNELADVISOR CORPORATION

Date:	May 6, 2022	By:	/s/ Richard F. Cornetta
Richard F. Cornetta
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)