Form 10-Q
period 2022-06-30
CHANNELADVISOR CORP
filed 2022-08-09
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on July 29, 2022 was 28,728,705.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,243	$100,567
Accounts receivable, net of allowance of $215 and $279 as of June 30, 2022 and December 31, 2021, respectively	26,143	28,886
Prepaid expenses and other current assets	15,865	15,497
Total current assets	126,251	144,950
Operating lease right of use assets	6,006	2,856
Property and equipment, net of accumulated depreciation of $24,731 and $23,096 as of June 30, 2022 and December 31, 2021, respectively	7,953	7,682
Goodwill	28,986	30,042
Intangible assets, net	2,575	3,079
Deferred contract costs, net of current portion	18,645	17,951
Long-term deferred tax assets, net	30,210	32,616
Other assets	622	796
Total assets	$221,248	$239,972
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$883	$1,457
Accrued expenses	10,797	12,644
Deferred revenue	31,437	29,942
Other current liabilities	2,706	4,831
Total current liabilities	45,823	48,874
Long-term operating leases, net of current portion	5,063	1,182
Other long-term liabilities	1,371	1,718
Total liabilities	52,257	51,774
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,727,015 and 30,188,595 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	29	30
Additional paid-in capital	280,419	300,875
Accumulated other comprehensive loss	(4,648)	(2,237)
Accumulated deficit	(106,809)	(110,470)
Total stockholders' equity	168,991	188,198
Total liabilities and stockholders' equity	$221,248	$239,972
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$42,802	$41,543	$85,099	$80,709
Cost of revenue	10,407	9,533	20,789	17,941
Gross profit	32,395	32,010	64,310	62,768
Operating expenses:
Sales and marketing	16,156	15,159	32,102	29,791
Research and development	5,380	5,908	10,803	11,435
General and administrative	7,448	6,835	14,670	11,717
Total operating expenses	28,984	27,902	57,575	52,943
Income from operations	3,411	4,108	6,735	9,825
Other income (expense):
Interest income (expense)	45	(33)	17	(66)
Other income (expense)	35	(5)	—	(135)
Total other income (expense)	80	(38)	17	(201)
Income before income taxes	3,491	4,070	6,752	9,624
Income tax expense (benefit)	1,654	(490)	3,091	(393)
Net income	$1,837	$4,560	$3,661	$10,017
Net income per share:
Basic	$0.06	$0.15	$0.12	$0.34
Diluted	$0.06	$0.15	$0.12	$0.32
Weighted average common shares outstanding:
Basic	29,949,978	29,764,013	30,110,764	29,530,369
Diluted	30,911,784	31,402,695	31,290,204	31,269,427

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$1,837	$4,560	$3,661	$10,017
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,995)	88	(2,411)	(62)
Total comprehensive (loss) income	$(158)	$4,648	$1,250	$9,955
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$3,661	$10,017
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,964	3,479
Bad debt expense	100	47
Stock-based compensation expense	6,606	6,624
Deferred income taxes	2,114	(893)
Other items, net	(929)	(1,760)
Changes in assets and liabilities:
Accounts receivable	1,825	(527)
Prepaid expenses and other assets	(71)	(318)
Deferred contract costs	(1,741)	(3,282)
Accounts payable and accrued expenses	(2,859)	(249)
Deferred revenue	2,057	4,448
Cash and cash equivalents provided by operating activities	13,727	17,586
Cash flows from investing activities
Purchases of property and equipment	(1,138)	(494)
Payment of software development costs	(1,955)	(1,631)
Cash and cash equivalents used in investing activities	(3,093)	(2,125)
Cash flows from financing activities
Repayment of finance leases	(8)	(8)
Proceeds from exercise of stock options	375	3,722
Repurchase and retirement of common stock	(25,000)	—
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(1,875)	(342)
Cash and cash equivalents (used in) provided by financing activities	(26,508)	3,372
Effect of currency exchange rate changes on cash and cash equivalents	(450)	(27)
Net (decrease) increase in cash and cash equivalents	(16,324)	18,806
Cash and cash equivalents, beginning of period	100,567	71,545
Cash and cash equivalents, end of period	$84,243	$90,351
Supplemental disclosure of cash flow information
Cash paid for interest	$32	$36
Cash paid for income taxes, net	$582	$338
Supplemental disclosure of noncash investing and financing activities
Accrued statutory tax withholding related to net-share settlement of restricted stock units	$563	$2,896
Accrued capital expenditures	$27	$16
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
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive (loss) income and cash flows. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the full year or the results for any future periods, especially in light of the ongoing impacts, and potential future effects of, the COVID-19 pandemic and other macroeconomic and geopolitical factors on the Company’s business, operations and financial performance. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2021, or fiscal 2021, which are included in the Company's Annual Report on Form 10-K for fiscal 2021. There have been no material changes to the Company's significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2021.
Recent Accounting Pronouncements
The Company has reviewed new accounting pronouncements that were issued during the six months ended June 30, 2022 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.
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

3. STOCKHOLDERS' EQUITY
The following tables summarize quarterly stockholders' equity activity for the six months ended June 30, 2022 and 2021 (in thousands, except number of shares):

	Quarterly Activity For The Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	30,188,595	$30	$300,875	$(2,237)	$(110,470)	$188,198
Exercise of stock options and vesting of restricted stock units	388,551	—	362	—	—	362
Stock-based compensation expense	—	—	3,132	—	—	3,132
Statutory tax withholding related to net-share settlement of restricted stock units	(101,316)	—	(1,818)	—	—	(1,818)
Net income	—	—	—	—	1,824	1,824
Foreign currency translation adjustments	—	—	—	(416)	—	(416)
Balance, March 31, 2022	30,475,830	30	302,551	(2,653)	(108,646)	191,282
Exercise of stock options and vesting of restricted stock units	123,990	—	13	—	—	13
Stock-based compensation expense	—	—	3,474	—	—	3,474
Statutory tax withholding related to net-share settlement of restricted stock units	(44,201)	—	(620)	—	—	(620)
Repurchase and retirement of common stock	(1,828,604)	(1)	(24,999)	—	—	(25,000)
Net income	—	—	—	—	1,837	1,837
Foreign currency translation adjustments	—	—	—	(1,995)	—	(1,995)
Balance, June 30, 2022	28,727,015	$29	$280,419	$(4,648)	$(106,809)	$168,991

	Quarterly Activity For The Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	29,020,424	$29	$288,842	$(1,095)	$(157,685)	$130,091
Exercise of stock options and vesting of restricted stock units	802,270	1	3,586	—	—	3,587
Stock-based compensation expense	—	—	3,048	—	—	3,048
Statutory tax withholding related to net-share settlement of restricted stock units	(89,842)	—	(2,061)	—	—	(2,061)
Net income	—	—	—	—	5,457	5,457
Foreign currency translation adjustments	—	—	—	(150)	—	(150)
Balance, March 31, 2021	29,732,852	30	293,415	(1,245)	(152,228)	139,972
Exercise of stock options and vesting of restricted stock units	146,164	—	136	—	—	136
Stock-based compensation expense	—	—	3,576	—	—	3,576
Statutory tax withholding related to net-share settlement of restricted stock units	(48,409)	—	(1,177)	—	—	(1,177)
Net income	—	—	—	—	4,560	4,560
Foreign currency translation adjustments	—	—	—	88	—	88
Balance, June 30, 2021	$29,830,607	$30	$295,950	$(1,157)	$(147,668)	$147,155

Share Repurchase Program
In August 2021, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $25.0 million of the Company's common stock through August 10, 2022. During the three months ended June 30, 2022, 1,828,604 shares were repurchased and retired under the repurchase program at an average price of $13.67 per share for an aggregate total price of $25.0 million, which completed the share repurchase program authorized in August 2021.
In June 2022, the Company's Board of Directors authorized an additional share repurchase program of up to $25.0 million of the Company's common stock through June 30, 2023. The Company had not repurchased any shares under the June 2022 authorization as of June 30, 2022. Repurchases may be made from time to time on the open market at prevailing prices, including pursuant to Rule 10b5-1 trading plans, or in negotiated transactions off the market. The share repurchase program does not obligate the Company to repurchase any particular amount of its shares.
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
Amortization expense associated with the Company's intangible assets was $0.1 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.
The following table summarizes the changes in the carrying amount of goodwill during the six months ended June 30, 2022 (in thousands):

Balance, December 31, 2021	$30,042
Effects of foreign currency translation	(1,056)
Balance, June 30, 2022	$28,986
5. CAPITALIZED SOFTWARE DEVELOPMENT COSTS
Capitalized software development costs related to creating internally developed software and implementing software purchased for internal use are included in property and equipment in the accompanying condensed consolidated balance sheets. The Company capitalized software development costs of $1.0 million and $0.9 million during the three months ended June 30, 2022 and 2021, respectively, and $1.9 million and $1.6 million during the six months ended June 30, 2022 and 2021, respectively. Amortization expense related to capitalized internally developed software was $0.8 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively, and is included in cost of revenue or general and administrative expense in the accompanying condensed consolidated statements of operations, depending upon the nature of the software development project. The net book value of capitalized internally developed software was $5.1 million and $4.8 million at June 30, 2022 and December 31, 2021, respectively.

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
Retailers. The Company generally categorizes a customer as a retailer if it primarily focuses on selling third-party products.
Other. Other is primarily comprised of strategic partnerships.
The following table summarizes revenue disaggregation by customer type for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	Percentage of Total	2021	Percentage of Total	2022	Percentage of Total	2021	Percentage of Total
Brands	$19,111	45%	$15,956	38%	$37,946	45%	$30,205	37%
Retailers	21,590	50%	22,516	54%	$42,836	50%	$44,293	55%
Other	2,101	5%	3,071	7%	4,317	5%	6,211	8%
	$42,802		$41,543		$85,099		$80,709
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
Transaction Price Allocated to Future Performance Obligations
As the Company typically enters into contracts with customers for a twelve-month subscription term, a substantial majority of its performance obligations that have not yet been satisfied as of June 30, 2022 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, the aggregate transaction price allocated to the unsatisfied performance obligations was $40.5 million as of June 30, 2022, of which $24.7 million is expected to be recognized as revenue over the next twelve months.

Deferred Revenue
Deferred revenue generally represents the unearned portion of subscription fees. Deferred revenue is recorded when fees are invoiced in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying condensed consolidated balance sheets under "Total current liabilities," net of any long-term portion that is included in "Other long-term liabilities." The following table summarizes deferred revenue activity for the six months ended June 30, 2022 (in thousands):

	Balance, beginning of period	Net additions	Revenue recognized from deferred revenue	Balance, end of period
Deferred revenue	$30,868	72,757	(71,597)	$32,028
Of the $85.1 million of revenue recognized in the six months ended June 30, 2022, $24.8 million was included in deferred revenue at January 1, 2022.
Costs to Obtain Contracts
The Company capitalizes sales commissions and a portion of other incentive compensation costs that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying condensed consolidated balance sheets and are classified as "Prepaid expenses and other current assets," net of any long-term portion that is included in "Deferred contract costs, net of current portion." As of June 30, 2022, $9.3 million was included in "Prepaid expenses and other current assets." Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which the Company has determined to be five years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the six months ended June 30, 2022 (in thousands):

	Balance, beginning of period	Additions	Amortized costs (1)	Balance, end of period
Deferred contract costs	$26,959	6,807	(5,861)	$27,905
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
Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$337	$264	$496	$496
Sales and marketing	825	996	1,647	1,816
Research and development	620	690	1,037	1,302
General and administrative	1,692	1,626	3,426	3,010
Total stock-based compensation expense	$3,474	$3,576	$6,606	$6,624

During the six months ended June 30, 2022, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Service-based restricted stock units	700,046	$17.78
Performance-based restricted stock units	185,154	$17.78
Total share-based awards	885,200
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
The following table summarizes the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic:
Net income	$1,837	$4,560	$3,661	$10,017
Weighted average common shares outstanding, basic	29,949,978	29,764,013	30,110,764	29,530,369
Basic net income per share	$0.06	$0.15	$0.12	$0.34
Diluted:
Net income	$1,837	$4,560	$3,661	$10,017
Weighted average common shares outstanding, basic	29,949,978	29,764,013	30,110,764	29,530,369
Dilutive effect of:
Stock options	227,244	572,474	322,521	604,491
Unvested service-based restricted stock units	656,324	1,066,208	746,621	1,134,567
Unvested performance-based restricted stock units	78,238	—	110,298	—
Weighted average common shares outstanding, diluted	30,911,784	31,402,695	31,290,204	31,269,427
Diluted net income per share	$0.06	$0.15	$0.12	$0.32
The following equity instruments have been excluded from the calculation of diluted net income per share because the effect is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	157,509	22,229	22,760	22,541
Restricted stock units	565,513	20,796	529,047	20,852
9. INCOME TAXES
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company's effective tax rate was 47.4% and (12.0)% for the three months ended June 30, 2022 and 2021, respectively, and 45.8% and (4.1)% for the six months ended June 30, 2022 and 2021, respectively. The tax expense and benefit for each of the periods was based on U.S. federal, state, local and foreign income taxes. The Company’s effective tax rate for the three and six months ended June 30, 2022 was higher than the U.S. federal statutory rate of 21% primarily due to the generation of foreign operating losses which are subject to a valuation allowance as the related loss carryforwards are not yet deemed realizable and the U.S. federal and state requirement to capitalize research and development expenditures, effective for years beginning after December 31, 2021, as discussed below. The Company’s effective tax rate for the three and six months ended June 30, 2021 was lower than the U.S. federal statutory rate of 21% primarily due to the utilization of U.S. federal and state operating loss carryforwards which had previously been subject to a valuation allowance. As a result of uncertainties relating to the timing and sufficiency of future taxable income in certain tax jurisdictions in which the Company operates, the Company could not recognize the tax benefit of operating loss carryforwards generated in those jurisdictions until the operating loss carryforwards were utilized. The effective tax rate for the three and six months ended June 30, 2022 was higher than the effective tax rate for the three and six months ended June 30, 2021 primarily due to the tax benefit recorded from the utilization of U.S. federal and state operating loss carryforwards which had been previously subject to a valuation allowance during the three and six months ended June 30, 2021 and the U.S. federal and state requirement to capitalize research and development expenditures, effective for years beginning after December 31, 2021, as discussed below. The Company reversed most of the valuation allowance recorded against its U.S. federal and state operating loss carryforwards as of December 31, 2021. Therefore, the Company did not record a similar tax benefit from the utilization of U.S. federal and state operating loss carryforwards during the three and six months ended June 30, 2022.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five years for research performed in the United States and 15 years for research performed outside the United States, pursuant to Section 174 of the Internal Revenue Code. This change has had a material impact on the expected utilization of the Company's U.S. federal and state operating loss carryforwards and resulted in an increase in its effective tax rate for the three and six months ended June 30, 2022. Although Congress is considering legislation that would repeal or defer the capitalization and amortization requirement to later years, it is not certain that the provision will be repealed or otherwise modified. If the requirement is repealed or modified during a subsequent period, it could result in a decrease to the effective tax rate. The actual impact will depend on if and when this requirement is repealed or modified by Congress, including if retroactively to January 1, 2022, and the amount of research and development expenditures incurred in 2022.
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
Substantially all assets were held in the United States during the six months ended June 30, 2022 and the year ended December 31, 2021. The Company categorizes domestic and international revenue from customers based on their billing address. The following table summarizes revenue by geography for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Domestic	$30,061	$29,471	$59,936	$57,982
International	12,741	12,072	25,163	22,727
Total revenue	$42,802	$41,543	$85,099	$80,709

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
EXECUTIVE OVERVIEW

FINANCIAL HIGHLIGHTS
•Total revenue of $42.8 million and $85.1 million for the three and six months ended June 30, 2022 increased 3.0% and 5.4%, respectively, from the comparable prior year periods;
•Revenue was comprised of 84.3% subscription revenue and 15.7% variable revenue for the three months ended June 30, 2022 compared with 77.1% subscription revenue and 22.9% variable revenue for the comparable prior year period;
•Revenue was comprised of 84.1% subscription revenue and 15.9% variable revenue for the six months ended June 30, 2022 compared with 77.2% subscription revenue and 22.8% variable revenue for the comparable prior year period;
•Revenue from our brands customers represented 44.6% of total revenue for both the three and six months ended June 30, 2022, up from 38.4% and 37.4% of total revenue for the comparable prior year periods;
•Revenue derived from customers located outside of the United States as a percentage of total revenue was 29.8% and 29.6% for the three and six months ended June 30, 2022, respectively, compared with 29.1% and 28.2% for the comparable prior year periods;

•Gross margin of 75.7% and 75.6% for the three and six months ended June 30, 2022, respectively, declined by 140 and 220 basis points compared with 77.1% and 77.8% for the comparable prior year periods;
•Operating margin of 8.0% and 7.9% for the three and six months ended June 30, 2022, respectively, declined from 9.9% and 12.2% for the comparable prior year periods;
•Net income was $1.8 million and $3.7 million for the three and six months ended June 30, 2022, respectively, compared with $4.6 million and $10.0 million for the comparable prior year periods;
•Adjusted EBITDA, a non-GAAP measure, was $8.4 million and $16.6 million for the three and six months ended June 30, 2022, respectively, compared with $9.3 million and $18.5 million for the comparable prior year periods;
•Cash and cash equivalents were $84.2 million at June 30, 2022 compared with $100.6 million at December 31, 2021;
•Operating cash flow was $13.7 million for the six months ended June 30, 2022 compared with $17.6 million for the comparable prior year period; and
•Free cash flow, a non-GAAP measure, was $10.6 million for the six months ended June 30, 2022 compared with $15.5 million for the comparable prior year period.
TRENDS IN OUR BUSINESS
The following trends have contributed to the results of our consolidated operations, and we anticipate that they will continue to affect our future results:
•Growth in Online Shopping. Consumers continue to move more of their spending from offline to online. The continuing shift to online shopping and overall growth has contributed to our historical growth and we expect that this online shift will continue to benefit our business. Global efforts to implement social distancing, including stay-at-home orders and similar mobility and gathering restrictions, due to the COVID-19 pandemic, have increased e-commerce as consumers have increasingly turned to online purchasing for many products they would have purchased at brick and mortar stores. However, it is unclear to what degree this recent shift in favor of e-commerce will continue once the public health impacts of the COVID-19 pandemic have begun to subside or as a result of other macroeconomic or geopolitical factors beyond our control. For example, we have begun to see moderation of gross merchandise value, or GMV, and variable revenue performance compared to the prior year resulting from factors beyond COVID and government stimulus-generated tailwinds, such as the effects of inflation on consumer shopping habits.
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
•Channel Expansion. We have experienced substantial growth in GMV on our platform from large channels like Zalando, Target Plus and Shopify, as well as numerous smaller marketplaces that we refer to collectively as our long tail of marketplaces. Many of our brands customers see a significant opportunity in expanding their reach to more consumers via global channel expansion. We implemented a strategic plan at the beginning of 2021 to add at least 80 additional channel connections across the globe over an 18-month period to help our customers with this opportunity. We exceeded this goal by adding over 100 new channels by the end of the first quarter of 2022. We intend to continue to add new channel connections over the remainder of 2022.
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
•Focus on Employees. We strive to provide competitive compensation and benefits programs to help attract and retain employees who are focused on facilitating the success of our customers. We believe the human capital programs we have in place are market competitive and recognized by our employees, as evidenced by our having been recognized by Triangle Business Journal as a member of the 2022 class of "Best Places to Work" in the Triangle region of North Carolina, the eighth time we have won this recognition. We have implemented a formal global flexible work policy that provides many of our employees the ability to determine whether they will continue to work from home or from the office, even as our offices around the world reopen following closures during the COVID-19 pandemic. We are not dependent on our physical office locations or travel for our business operations. Refer to "Employees and Human Capital Resources" included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on employees and human capital resources.
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

	Three Months Ended June 30,		Six Months Ended June 30,		Period-to-Period Change		Period-to-Period Change
	2022	2021	2022	2021	Q2 2022 to Q2 2021		YTD 2022 to YTD 2021
(dollars in thousands)
Revenue	$42,802	$41,543	$85,099	$80,709	$1,259	3.0%	$4,390	5.4%
Cost of revenue	10,407	9,533	20,789	17,941	874	9.2	2,848	15.9
Gross profit	32,395	32,010	64,310	62,768	385	1.2	1,542	2.5
Operating expenses:
Sales and marketing	16,156	15,159	32,102	29,791	997	6.6	2,311	7.8
Research and development	5,380	5,908	10,803	11,435	(528)	(8.9)	(632)	(5.5)
General and administrative	7,448	6,835	14,670	11,717	613	9.0	2,953	25.2
Total operating expenses	28,984	27,902	57,575	52,943	1,082	3.9	4,632	8.7
Income from operations	3,411	4,108	6,735	9,825	(697)	(17.0)	(3,090)	(31.5)
Other income (expense):
Interest income (expense)	45	(33)	17	(66)	78	*	83	*
Other income (expense)	35	(5)	—	(135)	40	*	135	*
Total other income (expense)	80	(38)	17	(201)	118	*	218	*
Income before income taxes	3,491	4,070	6,752	9,624	(579)	(14.2)	(2,872)	(29.8)
Income tax expense (benefit)	1,654	(490)	3,091	(393)	2,144	*	3,484	*
Net income	$1,837	$4,560	$3,661	$10,017	$(2,723)	(59.7)%	$(6,356)	(63.5)%
* Not meaningful

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	24.3	22.9	24.4	22.2
Gross profit	75.7	77.1	75.6	77.8
Operating expenses:
Sales and marketing	37.7	36.5	37.7	36.9
Research and development	12.6	14.2	12.7	14.2
General and administrative	17.4	16.5	17.2	14.5
Total operating expenses	67.7	67.2	67.7	65.6
Income from operations	8.0	9.9	7.9	12.2
Other income (expense):
Interest income (expense)	0.1	(0.1)	0.0	(0.1)
Other income (expense)	0.1	0.0	0.0	(0.2)
Total other income (expense)	0.2	(0.1)	0.0	(0.2)
Income before income taxes	8.2	9.8	7.9	11.9
Income tax expense (benefit)	3.9	(1.2)	3.6	(0.5)
Net income	4.3%	11.0%	4.3%	12.4%
Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$1,171	$1,107	$2,314	$2,309
Sales and marketing	74	112	145	271
Research and development	32	44	63	107
General and administrative	217	384	442	792
Total depreciation and amortization expense	$1,494	$1,647	$2,964	$3,479

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

$6,717
$36,085
$9,532
$32,011
$13,503
$71,596
$18,418
$62,291
Q2
2022
Q2
2021
YTD
2022
YTD
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

REVENUE BY CUSTOMER TYPE
(in thousands)
$2,101
$19,111
$21,590
$3,071
$15,956
$22,516
$4,317
$37,946
$42,836
$6,211
$30,205
$44,293
Q2 2022
Q2 2021
YTD 2022
YTD 2021
Retailers
Brands
Other

Our customers are categorized as follows:
•Brands. We generally categorize a customer as a brand if it primarily focuses on selling its own proprietary products.
•Retailers. We generally categorize a customer as a retailer if it primarily focuses on selling third-party products.
•Other. Other is primarily comprised of strategic partnerships.

Comparison of Q2 2022 to Q2 2021
Revenue increased by 3.0%, or $1.3 million, to $42.8 million for the three months ended June 30, 2022 compared with $41.5 million for the prior year period. The change was primarily due to a $4.1 million increase in subscription revenue compared to the prior year period, driven by positive net bookings, particularly from brands customers. Revenue from our brands customers increased 19.8%, or $3.2 million, compared to the prior year period, driven by an increase in new customers and expansions with existing customers. For the three months ended June 30, 2022, brands customers represented approximately 45% of our total revenue and 49% of total subscription revenue compared to approximately 38% and 44%, respectively, for the prior year period. Variable revenue decreased $2.8 million compared to the prior year period due to customers converting their variable fees to subscription fees upon their annual renewal, as well as moderation in GMV driven by factors such as federal stimulus and Amazon Prime Day occurring in the prior year.
Comparison of YTD 2022 to YTD 2021
Revenue increased by 5.4%, or $4.4 million, to $85.1 million for the six months ended June 30, 2022 compared with $80.7 million for the prior year period. The change was primarily due to a $9.3 million increase in subscription revenue compared to the prior year period, driven by strong net bookings, particularly from brands customers. Revenue from our brands customers increased 25.6%, or $7.7 million, compared to the prior period, driven by an increase in new customers and expansions with existing customers. For the six months ended June 30, 2022, brands customers represented approximately 45% of our total revenue and 49% of total subscription revenue compared to approximately 37% and 43%, respectively, for the prior year period. Variable revenue decreased $4.9 million compared to the prior year period due to customers converting their variable fees to subscription fees upon their annual renewal, as well as moderation in GMV driven by factors such as federal stimulus and Amazon Prime Day occurring in the prior year.
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

Comparison of Q2 2022 to Q2 2021
Cost of revenue increased by 9.2%, or $0.9 million, to $10.4 million for the three months ended June 30, 2022 compared with $9.5 million for the prior year period. The change was comprised primarily of increases of:
•$0.7 million in compensation and employee-related costs due to an increase in headcount to support the growth of our business and a higher level of service for brands; and
•$0.1 million in contractor costs primarily to support data scraping and our client services team.
Comparison of YTD 2022 to YTD 2021
Cost of revenue increased by 15.9%, or $2.8 million, to $20.8 million for the six months ended June 30, 2022 compared with $17.9 million for the prior year period. The change was comprised primarily of:
•$1.9 million in compensation and employee-related costs due to an increase in headcount to support the growth of our business and a higher level of service for brands;
•$0.6 million in contractor costs primarily to support data scraping and our client services team; and
•$0.3 million in software and website maintenance costs to support the growth of our business.
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
Comparison of Q2 2022 to Q2 2021
Sales and marketing expense increased by 6.6%, or $1.0 million, to $16.2 million for the three months ended June 30, 2022 compared with $15.2 million for the prior year period. The change was comprised primarily of compensation and employee-related costs due to an increase in headcount, as we continue to invest in resources to support the growth of our business.
Comparison of YTD 2022 to YTD 2021
Sales and marketing expense increased by 7.8%, or $2.3 million, to $32.1 million for the six months ended June 30, 2022 compared with $29.8 million for the prior year period. The change was comprised primarily of compensation and employee-related costs due to an increase in headcount, as we continue to invest in resources to support the growth of our business.

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

Comparison of Q2 2022 to Q2 2021
Research and development expense decreased by 8.9%, or $0.5 million, to $5.4 million for the three months ended June 30, 2022 compared with $5.9 million for the prior year period. The change was comprised primarily of compensation and employee-related costs, driven by a larger proportion of our research and development resources being staffed in lower cost locations.
Comparison of YTD 2022 to YTD 2021
Research and development expense decreased by 5.5%, or $0.6 million, to $10.8 million for the six months ended June 30, 2022 compared with $11.4 million for the prior year period. The change was comprised primarily of compensation and employee-related costs, driven by a larger proportion of our research and development resources being staffed in lower cost locations.
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
Comparison of Q2 2022 to Q2 2021
General and administrative expense increased by 9.0%, or $0.6 million, to $7.4 million for the three months ended June 30, 2022 compared with $6.8 million for the prior year period. The change was comprised primarily of increases of:
•$0.4 million in compensation and employee related costs, including stock-based compensation, due to an increase in headcount to support the growth of our business; and
•$0.1 million in recruiting costs to support the growth of our business.
Comparison of YTD 2022 to YTD 2021
General and administrative expense increased by 25.2%, or $3.0 million, to $14.7 million for the six months ended June 30, 2022 compared with $11.7 million for the prior year period. The change was comprised primarily of increases of:
•$1.3 million in general administrative costs driven by the prior year benefit from the decrease in the fair value of acquisition-related contingent consideration;

•$1.1 million in compensation and employee related costs, including stock-based compensation, due to an increase in headcount to support the growth of our business;
•$0.3 million in lease abandonment costs related to right of use lease assets, driven by a reduction in our leased office space; and
•$0.3 million in recruiting costs to support the growth of our business.
ADJUSTED EBITDA

Adjusted EBITDA represents our earnings before interest income (expense), income tax expense (benefit) and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item. For some periods, we have also adjusted for non-recurring costs, such as lease abandonment and related costs and the change in fair value of acquisition-related contingent consideration.
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
Because of these and other limitations, you should consider adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net income and our other GAAP results. The following table presents a reconciliation of net income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$1,837	$4,560	$3,661	$10,017
Adjustments:
Interest (income) expense	(45)	33	(17)	66
Income tax expense (benefit)	1,654	(490)	3,091	(393)
Depreciation and amortization expense	1,494	1,647	2,964	3,479
Total adjustments	3,103	1,190	6,038	3,152
EBITDA	4,940	5,750	9,699	13,169
Stock-based compensation expense	3,474	3,576	6,606	6,624
Lease abandonment and related costs	—	—	288	—
Contingent consideration fair value adjustment	—	—	—	(1,313)
Adjusted EBITDA	$8,414	$9,326	$16,593	$18,480
GROSS AND OPERATING MARGINS

Comparison of Q2 2022 to Q2 2021
Gross margin declined by 140 basis points to 75.7% during the three months ended June 30, 2022 compared with 77.1% for the prior year period as a result of the increase in cost of revenue of 9.2% noted above, which exceeded the 3.0% increase in revenue.
Operating margin declined by 190 basis points to 8.0% during the three months ended June 30, 2022 compared with 9.9% for the prior year period due to increases in operating expenses and cost of revenue of 3.9% and 9.2%, respectively, primarily as a result of an increase in compensation and employee-related costs driven by additional headcount as we invest in resources to support the growth of our business.
Comparison of YTD 2022 to YTD 2021
Gross margin declined by 220 basis points to 75.6% during the six months ended June 30, 2022 compared with 77.8% for the prior year period as a result of the increase in cost of revenue of 15.9% noted above, which exceeded the 5.4% increase in revenue.
Operating margin declined by 430 basis points to 7.9% during the six months ended June 30, 2022 compared with 12.2% for the prior year period due to increases in operating expenses and cost of revenue of 8.7% and 15.9%, respectively, primarily as a result of an increase in compensation and employee-related costs driven by additional headcount as we invest in resources to support the growth of our business.

INCOME TAX EXPENSE
At the end of each interim reporting period, we estimate our effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
Comparison of Q2 2022 to Q2 2021
Income tax expense was $1.7 million for the three months ended June 30, 2022 compared with income tax benefit of $(0.5) million for the prior year period. Refer to Note 9, "Income Taxes," to our condensed consolidated financial statements included in this report for additional information regarding income tax expense.
Comparison of YTD 2022 to YTD 2021
Income tax expense was $3.1 million for the six months ended June 30, 2022 compared with income tax benefit of $(0.4) million for the prior year period. Refer to Note 9, "Income Taxes," to our condensed consolidated financial statements included in this report for additional information regarding income tax expense.

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
Our principal future commitments consist of non-cancelable leases for our current and future office space and computer equipment, totaling $11.9 million as of June 30, 2022. We believe our future cash flows from operating activities and existing cash balances, together with amounts available under the Credit Facility, will be sufficient to meet these commitments.
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

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents provided by operating activities	$13,727	$17,586
Less: Purchases of property and equipment	(1,138)	(494)
Less: Payment of capitalized software development costs	(1,955)	(1,631)
Free cash flow	$10,634	$15,461
Free cash flow decreased by $4.8 million to $10.6 million for the six months ended June 30, 2022 compared with $15.5 million for the prior year period. The decrease in free cash flow was primarily a result of an increase in operating expenses to support the growth of our business and changes in assets and liabilities, which are further described below.
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
•Repurchases of our common stock;
•Payments on finance lease obligations; and
•Payment of financing costs.
YTD 2022
Operating Activities
Our cash provided by operating activities of $13.7 million consisted of net income of $3.7 million adjusted for non-cash items totaling $10.9 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, including lease abandonment costs, and cash decreases of $0.8 million from changes in assets and liabilities.
The net decrease in cash of $0.8 million resulting from changes in assets and liabilities primarily consisted of:
•a $2.9 million decrease in accrued expenses and accounts payable due to the payment of bonuses earned in the prior year, as well as the timing of payments to our vendors during the period; and
•a $1.7 million increase in deferred contract costs consisting of sales commissions and a portion of other incentive compensation driven by net bookings performance. These contract costs are deferred and amortized to expense over the expected period of benefit. These decreases in cash were partially offset by increases in cash due to:
•a $2.1 million increase in deferred revenue driven by positive net bookings and the timing of invoicing during the period; and
•a $1.8 million decrease in accounts receivable driven by strong cash collections during the period.
Investing Activities
Our cash used in investing activities of $3.1 million consisted of:
•$2.0 million of capitalized software development costs; and
•$1.1 million of capital expenditures primarily related to the purchase of computer equipment.
Financing Activities
Our cash used in financing activities of $26.5 million consisted of:
•$25.0 million in cash used for the repurchase of our common stock; and
•$1.9 million used for the payment of taxes related to the net-share settlement of restricted stock units; partially offset by
•$0.4 million in cash received upon the exercise of stock options.
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
SHARE REPURCHASE PROGRAM
In August 2021, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $25.0 million of our common stock through August 10, 2022. During the three months ended June 30, 2022, 1,828,604 shares were repurchased and retired under the repurchase program at an average price of $13.67 per share for an aggregate total price of $25.0 million, which completed the share repurchase program authorized in August 2021.
In June 2022, our Board of Directors authorized an additional share repurchase program of up to $25.0 million of our common stock through June 30, 2023. We had not repurchased any shares under the June 2022 authorization as of June 30, 2022. Repurchases may be made from time to time on the open market at prevailing prices, including pursuant to Rule 10b5-1 trading plans, or in negotiated transactions off the market. The share repurchase program does not obligate us to repurchase any particular amount of our shares.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. Although we have not drawn on our Credit Facility, we may do so in the future which may subject us to risks from changing interest rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the six months ended June 30, 2022, there were no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for fiscal 2021.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of our common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (in thousands)
April 1, 2022 through April 30, 2022	—	$—	—	$25,000
May 1, 2022 through May 31, 2022	891,412	$13.03	891,412	$13,382
June 1, 2022 through June 30, 2022	937,192	$14.28	937,192	$—
Total	1,828,604	$13.67	1,828,604
In August 2021, our Board of Directors approved the repurchase of up to $25.0 million of our common stock through August 10, 2022. All shares listed above were purchased under this authorization in open market transactions, pursuant to a Rule 10b5-1 trading plan. In June 2022, our Board of Directors authorized an additional share repurchase program of up to $25.0 million of our common stock through June 30, 2023, all of which remained available as of June 30, 2022.
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

10.1	+	Second Amended and Restated Executive Severance and Change in Control Letter Agreement, by and between the Company and David Spitz, dated as of June 14, 2022.

10.2	+	Amended and Restated Executive Severance and Change in Control Letter Agreement, by and between the Company and Richard Cornetta, dated as of June 14, 2022.

10.3	+	Second Amended and Restated Executive Severance and Change in Control Letter Agreement, by and between the Company and Elizabeth Segovia, dated as of June 14, 2022.

10.4	+	Form of Amendment to Performance Stock Unit Award Agreements, dated as of June 14, 2022, by and between the Company and its executive officers.

31.1	*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

CHANNELADVISOR CORPORATION

Date:	August 9, 2022	By:	/s/ Richard F. Cornetta
Richard F. Cornetta
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)