Form 10-Q
period 2022-09-30
CHANNELADVISOR CORP
filed 2022-11-07
CIK 1169652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of the close of business on October 31, 2022 was 28,916,493.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHANNELADVISOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,115	$100,567
Accounts receivable, net of allowance of $241 and $279 as of September 30, 2022 and December 31, 2021, respectively	25,675	28,886
Prepaid expenses and other current assets	14,823	15,497
Total current assets	128,613	144,950
Operating lease right of use assets	5,172	2,856
Property and equipment, net of accumulated depreciation of $24,096 and $23,096 as of September 30, 2022 and December 31, 2021, respectively	9,212	7,682
Goodwill	28,209	30,042
Intangible assets, net	2,292	3,079
Deferred contract costs, net of current portion	18,648	17,951
Long-term deferred tax assets, net	28,368	32,616
Other assets	618	796
Total assets	$221,132	$239,972
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,057	$1,457
Accrued expenses	14,631	12,644
Deferred revenue	28,727	29,942
Other current liabilities	1,633	4,831
Total current liabilities	46,048	48,874
Long-term operating leases, net of current portion	4,787	1,182
Other long-term liabilities	1,069	1,718
Total liabilities	51,904	51,774
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,915,564 and 30,188,595 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	29	30
Additional paid-in capital	282,716	300,875
Accumulated other comprehensive loss	(6,609)	(2,237)
Accumulated deficit	(106,908)	(110,470)
Total stockholders' equity	169,228	188,198
Total liabilities and stockholders' equity	$221,132	$239,972
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$43,490	$41,575	$128,589	$122,284
Cost of revenue	10,273	10,100	31,062	28,041
Gross profit	33,217	31,475	97,527	94,243
Operating expenses:
Sales and marketing	16,143	15,482	48,245	45,273
Research and development	5,389	5,364	16,192	16,799
General and administrative	9,984	7,075	24,654	18,792
Total operating expenses	31,516	27,921	89,091	80,864
Income from operations	1,701	3,554	8,436	13,379
Other income (expense):
Interest income (expense)	234	(30)	251	(96)
Other income (expense)	5	(29)	5	(164)
Total other income (expense)	239	(59)	256	(260)
Income before income taxes	1,940	3,495	8,692	13,119
Income tax expense (benefit)	2,039	(34)	5,130	(427)
Net (loss) income	$(99)	$3,529	$3,562	$13,546
Net (loss) income per share:
Basic	$—	$0.12	$0.12	$0.46
Diluted	$—	$0.11	$0.12	$0.43
Weighted average common shares outstanding:
Basic	28,815,362	29,931,173	29,674,219	29,665,439
Diluted	29,955,554	31,474,314	30,793,498	31,295,737

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(99)	$3,529	$3,562	$13,546
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,961)	(1,157)	(4,372)	(1,219)
Total comprehensive (loss) income	$(2,060)	$2,372	$(810)	$12,327
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHANNELADVISOR CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$3,562	$13,546
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Depreciation and amortization	4,461	5,064
Bad debt expense (recovery)	260	(99)
Stock-based compensation expense	9,985	9,739
Deferred income taxes	3,726	(875)
Other items, net	(1,229)	(1,982)
Changes in assets and liabilities:
Accounts receivable	1,510	(583)
Prepaid expenses and other assets	842	79
Deferred contract costs	(2,345)	(4,884)
Accounts payable and accrued expenses	1,152	86
Deferred revenue	47	6,388
Cash and cash equivalents provided by operating activities	21,971	26,479
Cash flows from investing activities
Purchases of property and equipment	(2,871)	(1,125)
Payment of software development costs	(2,890)	(2,577)
Cash and cash equivalents used in investing activities	(5,761)	(3,702)
Cash flows from financing activities
Repayment of finance leases	(8)	(12)
Proceeds from exercise of stock options	700	4,237
Repurchase and retirement of common stock	(25,000)	—
Payment of statutory tax withholding related to net-share settlement of restricted stock units	(3,392)	(1,363)
Cash and cash equivalents (used in) provided by financing activities	(27,700)	2,862
Effect of currency exchange rate changes on cash and cash equivalents	(962)	(165)
Net (decrease) increase in cash and cash equivalents	(12,452)	25,474
Cash and cash equivalents, beginning of period	100,567	71,545
Cash and cash equivalents, end of period	$88,115	$97,019
Supplemental disclosure of cash flow information
Cash paid for interest	$96	$69
Cash paid for income taxes, net	$898	$456
Supplemental disclosure of noncash investing and financing activities
Accrued statutory tax withholding related to net-share settlement of restricted stock units	$453	$4,204
Accrued capital expenditures	$30	$45
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
Merger Agreement and Proposed Acquisition by CommerceHub
On September 4, 2022, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with CommerceHub, Inc., a Delaware corporation ("CommerceHub"), and CH Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of CommerceHub (the "Merger Sub"), providing for the merger of Merger Sub with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of CommerceHub.
Under the terms of the Merger Agreement, CommerceHub will acquire all outstanding shares of the Company's common stock in exchange for consideration of $23.10 per share in cash. The Merger Agreement contains representations and warranties customary for transactions of this type. The closing of the Merger is subject to approval of the Company's stockholders and the satisfaction or waiver of a number of customary closing conditions. The Merger Agreement provides CommerceHub and the Company with certain termination rights and, under certain circumstances, may require that CommerceHub or the Company pay a termination fee. During the three and nine months ended September 30, 2022, the Company incurred $3.2 million in costs associated with the negotiation and execution of the Merger Agreement, which are included in general and administrative expense in the accompanying condensed consolidated statements of operations.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Interim Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive (loss) income and cash flows. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the full year or the results for any future periods, especially in light of the ongoing impacts, and potential future effects of, the COVID-19 pandemic and other macroeconomic and geopolitical factors on the Company’s business, operations and financial performance. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2021, or fiscal 2021, which are included in the Company's Annual Report on Form 10-K for fiscal 2021. There have been no material changes to the Company's significant accounting policies from those described in the footnotes to the audited financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2021.
Recent Accounting Pronouncements
The Company has reviewed new accounting pronouncements that were issued during the nine months ended September 30, 2022 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

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
3. STOCKHOLDERS' EQUITY
The following tables summarize quarterly stockholders' equity activity for the three and nine months ended September 30, 2022 and 2021 (in thousands, except number of shares):

	Quarterly Activity For The Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	30,188,595	$30	$300,875	$(2,237)	$(110,470)	$188,198
Exercise of stock options and vesting of restricted stock units	388,551	—	362	—	—	362
Stock-based compensation expense	—	—	3,132	—	—	3,132
Statutory tax withholding related to net-share settlement of restricted stock units	(101,316)	—	(1,818)	—	—	(1,818)
Net income	—	—	—	—	1,824	1,824
Foreign currency translation adjustments	—	—	—	(416)	—	(416)
Balance, March 31, 2022	30,475,830	30	302,551	(2,653)	(108,646)	191,282
Exercise of stock options and vesting of restricted stock units	123,990	—	13	—	—	13
Stock-based compensation expense	—	—	3,474	—	—	3,474
Statutory tax withholding related to net-share settlement of restricted stock units	(44,201)	—	(620)	—	—	(620)
Repurchase and retirement of common stock	(1,828,604)	(1)	(24,999)	—	—	(25,000)
Net income	—	—	—	—	1,837	1,837
Foreign currency translation adjustments	—	—	—	(1,995)	—	(1,995)
Balance, June 30, 2022	28,727,015	29	280,419	(4,648)	(106,809)	168,991
Exercise of stock options and vesting of restricted stock units	272,620	—	325	—	—	325
Stock-based compensation expense	—	—	3,379	—	—	3,379
Statutory tax withholding related to net-share settlement of restricted stock units	(84,071)	—	(1,407)	—	—	(1,407)
Net loss	—	—	—	—	(99)	(99)
Foreign currency translation adjustments	—	—	—	(1,961)	—	(1,961)
Balance, September 30, 2022	28,915,564	$29	$282,716	$(6,609)	$(106,908)	$169,228

	Quarterly Activity For The Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	29,020,424	$29	$288,842	$(1,095)	$(157,685)	$130,091
Exercise of stock options and vesting of restricted stock units	802,270	1	3,586	—	—	3,587
Stock-based compensation expense	—	—	3,048	—	—	3,048
Statutory tax withholding related to net-share settlement of restricted stock units	(89,842)	—	(2,061)	—	—	(2,061)
Net income	—	—	—	—	5,457	5,457
Foreign currency translation adjustments	—	—	—	(150)	—	(150)
Balance, March 31, 2021	29,732,852	30	293,415	(1,245)	(152,228)	139,972
Exercise of stock options and vesting of restricted stock units	146,164	—	136	—	—	136
Stock-based compensation expense	—	—	3,576	—	—	3,576
Statutory tax withholding related to net-share settlement of restricted stock units	(48,409)	—	(1,177)	—	—	(1,177)
Net income	—	—	—	—	4,560	4,560
Foreign currency translation adjustments	—	—	—	88	—	88
Balance, June 30, 2021	29,830,607	30	295,950	(1,157)	(147,668)	147,155
Exercise of stock options and vesting of restricted stock units	314,529	—	515	—	—	515
Stock-based compensation expense	—	—	3,115	—	—	3,115
Statutory tax withholding related to net-share settlement of restricted stock units	(96,188)	—	(2,329)	—	—	(2,329)
Net income	—	—	—	—	3,529	3,529
Foreign currency translation adjustments	—	—	—	(1,157)	—	(1,157)
Balance, September 30, 2021	30,048,948	$30	$297,251	$(2,314)	$(144,139)	$150,828
Share Repurchase Program
In August 2021, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $25.0 million of the Company's common stock through August 10, 2022. During the nine months ended September 30, 2022, 1,828,604 shares were repurchased and retired under the repurchase program at an average price of $13.67 per share for an aggregate total price of $25.0 million, which completed the share repurchase program authorized in August 2021.
In June 2022, the Company's Board of Directors authorized an additional share repurchase program of up to $25.0 million of the Company's common stock through June 30, 2023. The Company had not repurchased any shares under the June 2022 authorization as of September 30, 2022. Repurchases may be made from time to time on the open market at prevailing prices, including pursuant to Rule 10b5-1 trading plans, or in negotiated transactions off the market. The share repurchase program does not obligate the Company to repurchase any particular amount of its shares. In light of the pending Merger (see Note 1), the Company does not have any current plans to effect share repurchases under the June 2022 authorization.
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
Amortization expense associated with the Company's intangible assets was $0.1 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.
The following table summarizes the changes in the carrying amount of goodwill during the nine months ended September 30, 2022 (in thousands):

Balance, December 31, 2021	$30,042
Effects of foreign currency translation	(1,833)
Balance, September 30, 2022	$28,209
5. CAPITALIZED SOFTWARE DEVELOPMENT COSTS
Capitalized software development costs related to creating internally developed software and implementing software purchased for internal use are included in property and equipment in the accompanying condensed consolidated balance sheets. The Company capitalized software development costs of $0.9 million for both the three months ended September 30, 2022 and 2021, and $2.8 million and $2.6 million during the nine months ended September 30, 2022 and 2021, respectively. Amortization expense related to capitalized internally developed software was $0.8 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $2.4 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in cost of revenue or general and administrative expense in the accompanying condensed consolidated statements of operations, depending upon the nature of the software development project. The net book value of capitalized internally developed software was $5.2 million and $4.8 million at September 30, 2022 and December 31, 2021, respectively.
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
Retailers. The Company generally categorizes a customer as a retailer if it primarily focuses on selling third-party products.
Other. Other is primarily comprised of strategic partnerships.

The following table summarizes revenue disaggregation by customer type for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	Percentage of Total	2021	Percentage of Total	2022	Percentage of Total	2021	Percentage of Total
Brands	$19,184	44%	$17,470	42%	$57,130	44%	$47,675	39%
Retailers	21,463	49%	21,737	52%	$64,299	50%	$66,030	54%
Other	2,843	7%	2,368	6%	7,160	6%	8,579	7%
	$43,490		$41,575		$128,589		$122,284
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
Transaction Price Allocated to Future Performance Obligations
As the Company typically enters into contracts with customers for a twelve-month subscription term, a substantial majority of its performance obligations that have not yet been satisfied as of September 30, 2022 are part of a contract that has an original expected duration of one year or less. For contracts with an original expected duration of greater than one year, the aggregate transaction price allocated to the unsatisfied performance obligations was $43.1 million as of September 30, 2022, of which $23.8 million is expected to be recognized as revenue over the next twelve months.
Deferred Revenue
Deferred revenue generally represents the unearned portion of subscription fees. Deferred revenue is recorded when fees are invoiced in advance of performance. Deferred amounts are generally recognized within one year. Deferred revenue is included in the accompanying condensed consolidated balance sheets under "Total current liabilities," net of any long-term portion that is included in "Other long-term liabilities." The following table summarizes deferred revenue activity for the nine months ended September 30, 2022 (in thousands):

	Balance, beginning of period	Net additions	Revenue recognized from deferred revenue	Balance, end of period
Deferred revenue	$30,868	106,861	(108,395)	$29,334
Of the $128.6 million of revenue recognized in the nine months ended September 30, 2022, $28.5 million was included in deferred revenue at January 1, 2022.
Costs to Obtain Contracts
The Company capitalizes sales commissions and a portion of other incentive compensation costs that are directly related to obtaining customer contracts and that would not have been incurred if the contract had not been obtained. These costs are included in the accompanying condensed consolidated balance sheets and are classified as "Prepaid expenses and other current assets," net of any long-term portion that is included in "Deferred contract costs, net of current portion." As of September 30, 2022, $9.3 million was included in "Prepaid expenses and other current assets." Deferred contract costs are amortized to sales and marketing expense over the expected period of benefit, which the Company has determined to be five years based on the estimated customer relationship period. The following table summarizes deferred contract cost activity for the nine months ended September 30, 2022 (in thousands):

	Balance, beginning of period	Additions	Amortized costs (1)	Balance, end of period
Deferred contract costs	$26,959	9,979	(9,051)	$27,887
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
Stock-based compensation expense is included in the following line items in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$252	$169	$748	$665
Sales and marketing	1,060	928	2,707	2,744
Research and development	591	567	1,628	1,869
General and administrative	1,476	1,451	4,902	4,461
Total stock-based compensation expense	$3,379	$3,115	$9,985	$9,739
During the nine months ended September 30, 2022, the Company granted the following share-based awards:

	Number of Shares Underlying Grant	Weighted Average Grant Date Fair Value
Service-based restricted stock units	721,062	$17.69
Performance-based restricted stock units	185,154	$17.78
Total share-based awards	906,216
8. NET (LOSS) INCOME PER SHARE
Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period. Diluted net (loss) income per share is calculated giving effect to all potentially dilutive shares of common stock, including stock options and restricted stock units. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method.

The following table summarizes the calculation of basic and diluted net (loss) income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic:
Net (loss) income	$(99)	$3,529	$3,562	$13,546
Weighted average common shares outstanding, basic	28,815,362	29,931,173	29,674,219	29,665,439
Basic net (loss) income per share	$—	$0.12	$0.12	$0.46
Diluted:
Net (loss) income	$(99)	$3,529	$3,562	$13,546
Weighted average common shares outstanding, basic	28,815,362	29,931,173	29,674,219	29,665,439
Dilutive effect of:
Stock options	339,592	575,293	328,731	595,938
Unvested service-based restricted stock units	717,659	967,848	689,401	1,034,360
Unvested performance-based restricted stock units	82,941	—	101,147	—
Weighted average common shares outstanding, diluted	29,955,554	31,474,314	30,793,498	31,295,737
Diluted net (loss) income per share	$—	$0.11	$0.12	$0.43
The following equity instruments have been excluded from the calculation of diluted net (loss) income per share because the effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	22,448	21,632	22,655	22,235
Restricted stock units	12,144	5,291	381,175	231,680
9. INCOME TAXES
At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
The Company's effective tax rate was 105.1% and (1.0)% for the three months ended September 30, 2022 and 2021, respectively, and 59.0% and (3.3)% for the nine months ended September 30, 2022 and 2021, respectively. The tax expense and benefit for each of the periods was based on U.S. federal, state, local and foreign income taxes. The Company’s effective tax rate for the three and nine months ended September 30, 2022 was higher than the U.S. federal statutory rate of 21% primarily due to the generation of foreign operating losses which are subject to a valuation allowance as the related loss carryforwards are not yet deemed realizable, nondeductible Merger expenses and the U.S. federal and state requirement to capitalize research and development expenditures, effective for years beginning after December 31, 2021, as discussed below. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was lower than the U.S. federal statutory rate of 21% primarily due to the utilization of U.S. federal and state operating loss carryforwards which had previously been subject to a valuation allowance. As a result of uncertainties relating to the timing and sufficiency of future taxable income in certain tax jurisdictions in which the Company operates, the Company could not recognize the tax benefit of operating loss carryforwards generated in those jurisdictions until the operating loss carryforwards were utilized. The effective tax rate for the three and nine months ended September 30, 2022 was higher than the effective tax rate for the three and nine months ended September 30, 2021 primarily due to the tax benefit recorded from the utilization of U.S. federal and state operating loss carryforwards which had been previously subject to a valuation allowance during the three and nine months ended September 30, 2021 and the U.S. federal and state requirement to capitalize research and development expenditures, effective for years beginning after December 31, 2021, as discussed below. The Company reversed most of the valuation allowance recorded against its U.S. federal and state operating loss carryforwards as of December 31, 2021. Therefore, the Company did not record a similar tax benefit from the utilization of U.S. federal and state operating loss carryforwards during the three and nine months ended September 30, 2022.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five years for research performed in the United States and 15 years for research performed outside the United States, pursuant to Section 174 of the Internal Revenue Code. This change has had a material impact on the expected utilization of the Company's U.S. federal and state operating loss carryforwards and resulted in an increase in its effective tax rate for the three and nine months ended September 30, 2022. Although Congress is considering legislation that would repeal or defer the capitalization and amortization requirement to later years, it is not certain that the provision will be repealed or otherwise modified. If the requirement is repealed or modified during a subsequent period, it could result in a decrease to the effective tax rate. The actual impact will depend on if and when this requirement is repealed or modified by Congress, including if retroactively to January 1, 2022, and the amount of research and development expenditures incurred in 2022.
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
Substantially all assets were held in the United States during the nine months ended September 30, 2022 and the year ended December 31, 2021. The Company categorizes domestic and international revenue from customers based on their billing address. The following table summarizes revenue by geography for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Domestic	$31,034	$29,199	$90,970	$87,181
International	12,456	12,376	37,619	35,103
Total revenue	$43,490	$41,575	$128,589	$122,284

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
This Quarterly Report on Form 10-Q includes forward-looking statements about the occurrence of events, changes or other circumstances that could delay or prevent the closing of our proposed merger with CommerceHub or could give rise to the termination of the Merger Agreement. The forward-looking statements contained herein do not assume the consummation of the proposed transaction with CommerceHub unless specifically stated otherwise.
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
Merger Agreement and Proposed Acquisition by CommerceHub
On September 4, 2022, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with CommerceHub, Inc., a Delaware corporation, or CommerceHub, CH Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of CommerceHub, providing for the merger of CH Merger Sub, Inc. with and into the Company, with us surviving the merger as a wholly owned subsidiary of CommerceHub. We have called a special meeting of our stockholders to be held on November 11, 2022 for the approval of the Merger Agreement.
Under the terms of the Merger Agreement, CommerceHub will acquire all outstanding shares of our common stock in exchange for consideration of $23.10 per share in cash. The Merger Agreement contains representations and warranties customary for transactions of this type. The closing of the merger is subject to approval of our stockholders and the satisfaction or waiver of a number of customary closing conditions. The Merger Agreement provides CommerceHub and us with certain termination rights and, under certain circumstances, may require that we or CommerceHub pay a termination fee.

See the section titled "Risk Factors—Risks Related to our Proposed Transaction with CommerceHub" included under Part II, Item 1A of this Quarterly Report on Form 10-Q for more information regarding the risks associated with the proposed merger.
EXECUTIVE OVERVIEW

FINANCIAL HIGHLIGHTS
•Total revenue of $43.5 million and $128.6 million for the three and nine months ended September 30, 2022 increased 4.6% and 5.2%, respectively, from the comparable prior year periods;
•Revenue was comprised of 84.6% subscription revenue and 15.4% variable revenue for the three months ended September 30, 2022 compared with 82.3% subscription revenue and 17.7% variable revenue for the comparable prior year period;
•Revenue was comprised of 84.3% subscription revenue and 15.7% variable revenue for the nine months ended September 30, 2022 compared with 78.9% subscription revenue and 21.1% variable revenue for the comparable prior year period;
•Revenue from our brands customers represented 44.1% and 44.4% of total revenue for the three and nine months ended September 30, 2022, respectively, up from 42.0% and 39.0% of total revenue for the comparable prior year periods;
•Revenue derived from customers located outside of the United States as a percentage of total revenue was 28.6% and 29.3% for the three and nine months ended September 30, 2022, respectively, compared with 29.8% and 28.7% for the comparable prior year periods;
•Gross margin was 76.4% and 75.8% for the three and nine months ended September 30, 2022, respectively, compared with 75.7% and 77.1% for the comparable prior year periods;
•Operating margin was 3.9% and 6.6% for the three and nine months ended September 30, 2022, respectively, compared with 8.5% and 10.9% for the comparable prior year periods;
•Net (loss) income was $(0.1) million and $3.6 million for the three and nine months ended September 30, 2022, respectively, compared with $3.5 million and $13.5 million for the comparable prior year periods;
•Adjusted EBITDA, a non-GAAP measure, was $10.1 million and $26.7 million for the three and nine months ended September 30, 2022, respectively, compared with $8.2 million and $26.7 million for the comparable prior year periods;
•Cash and cash equivalents were $88.1 million at September 30, 2022 compared with $100.6 million at December 31, 2021;
•Operating cash flow was $22.0 million for the nine months ended September 30, 2022 compared with $26.5 million for the comparable prior year period; and
•Free cash flow, a non-GAAP measure, was $16.2 million for the nine months ended September 30, 2022 compared with $22.8 million for the comparable prior year period.
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

	Three Months Ended September 30,		Nine Months Ended September 30,		Period-to-Period Change		Period-to-Period Change
	2022	2021	2022	2021	Q3 2022 to Q3 2021		YTD 2022 to YTD 2021
(dollars in thousands)
Revenue	$43,490	$41,575	$128,589	$122,284	$1,915	4.6%	$6,305	5.2%
Cost of revenue	10,273	10,100	31,062	28,041	173	1.7	3,021	10.8
Gross profit	33,217	31,475	97,527	94,243	1,742	5.5	3,284	3.5
Operating expenses:
Sales and marketing	16,143	15,482	48,245	45,273	661	4.3	2,972	6.6
Research and development	5,389	5,364	16,192	16,799	25	0.5	(607)	(3.6)
General and administrative	9,984	7,075	24,654	18,792	2,909	41.1	5,862	31.2
Total operating expenses	31,516	27,921	89,091	80,864	3,595	12.9	8,227	10.2
Income from operations	1,701	3,554	8,436	13,379	(1,853)	(52.1)	(4,943)	(36.9)
Other income (expense):
Interest income (expense)	234	(30)	251	(96)	264	*	347	*
Other income (expense)	5	(29)	5	(164)	34	*	169	*
Total other income (expense)	239	(59)	256	(260)	298	*	516	*
Income before income taxes	1,940	3,495	8,692	13,119	(1,555)	(44.5)	(4,427)	(33.7)
Income tax expense (benefit)	2,039	(34)	5,130	(427)	2,073	*	5,557	*
Net (loss) income	$(99)	$3,529	$3,562	$13,546	$(3,628)	(102.8)%	$(9,984)	(73.7)%
* Not meaningful

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(as a percentage of revenue)		(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	23.6	24.3	24.2	22.9
Gross profit	76.4	75.7	75.8	77.1
Operating expenses:
Sales and marketing	37.1	37.2	37.5	37.0
Research and development	12.4	12.9	12.6	13.7
General and administrative	23.0	17.0	19.2	15.4
Total operating expenses	72.5	67.2	69.3	66.1
Income from operations	3.9	8.5	6.6	10.9
Other income (expense):
Interest income (expense)	0.5	(0.1)	0.2	(0.1)
Other income (expense)	0.0	0.0	0.0	(0.1)
Total other income (expense)	0.5	(0.1)	0.2	(0.2)
Income before income taxes	4.5	8.4	6.8	10.7
Income tax expense (benefit)	4.7	(0.1)	4.0	(0.3)
Net (loss) income	(0.2)%	8.5%	2.8%	11.1%
Depreciation and Amortization
Depreciation and amortization expense is included in the following line items in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$1,186	$1,100	$3,500	$3,409
Sales and marketing	76	85	221	356
Research and development	30	32	93	139
General and administrative	205	368	647	1,160
Total depreciation and amortization expense	$1,497	$1,585	$4,461	$5,064

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
$6,691
$36,799
$7,343
$34,232
$20,194
$108,395
$25,761
$96,523
Q3 2022
Q3 2021
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

REVENUE BY CUSTOMER TYPE
(in thousands)
$2,843
$19,184
$21,463
$2,368
$17,470
$21,737
$7,160
$57,130
$64,299
$8,579
$47,675
$66,030
Q3 2022
Q3 2021
YTD 2022
YTD 2021
Retailers
Brands
Other

Our customers are categorized as follows:
•Brands. We generally categorize a customer as a brand if it primarily focuses on selling its own proprietary products.
•Retailers. We generally categorize a customer as a retailer if it primarily focuses on selling third-party products.
•Other. Other is primarily comprised of strategic partnerships.

Comparison of Q3 2022 to Q3 2021
Revenue increased by 4.6%, or $1.9 million, to $43.5 million for the three months ended September 30, 2022 compared with $41.6 million for the prior year period. The change was primarily due to a $2.6 million increase in subscription revenue compared to the prior year period, driven by positive net bookings, particularly from brands customers. Revenue from our brands customers increased 9.8%, or $1.7 million, compared to the prior year period, driven by an increase in new customers and expansions with existing customers. For the three months ended September 30, 2022, brands customers represented approximately 44% of our total revenue and 49% of total subscription revenue compared to approximately 42% and 47%, respectively, for the prior year period. Variable revenue decreased $0.7 million compared to the prior year period due to customers converting their variable fees to subscription fees upon their annual renewal.
Comparison of YTD 2022 to YTD 2021
Revenue increased by 5.2%, or $6.3 million, to $128.6 million for the nine months ended September 30, 2022 compared with $122.3 million for the prior year period. The change was primarily due to a $11.9 million increase in subscription revenue compared to the prior year period, driven by positive net bookings, particularly from brands customers. Revenue from our brands customers increased 19.8%, or $9.5 million, compared to the prior period, driven by an increase in new customers and expansions with existing customers. For the nine months ended September 30, 2022, brands customers represented approximately 44% of our total revenue and 49% of total subscription revenue compared to approximately 39% and 44%, respectively, for the prior year period. Variable revenue decreased $5.6 million compared to the prior year period due to customers converting their variable fees to subscription fees upon their annual renewal, as well as moderation in GMV driven by factors such as federal stimulus occurring in the prior year.
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

Comparison of Q3 2022 to Q3 2021
Cost of revenue increased by 1.7%, or $0.2 million, to $10.3 million for the three months ended September 30, 2022 compared with $10.1 million for the prior year period. The change was comprised primarily of compensation and employee-related costs due to an increase in headcount to support the growth of our business and a higher level of service for brands.
Comparison of YTD 2022 to YTD 2021
Cost of revenue increased by 10.8%, or $3.0 million, to $31.1 million for the nine months ended September 30, 2022 compared with $28.0 million for the prior year period. The change was comprised primarily of:
•$2.1 million in compensation and employee-related costs due to an increase in headcount to support the growth of our business and a higher level of service for brands;
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
Comparison of Q3 2022 to Q3 2021
Sales and marketing expense increased by 4.3%, or $0.7 million, to $16.1 million for the three months ended September 30, 2022 compared with $15.5 million for the prior year period. The change was comprised primarily of:
• $1.2 million in compensation and employee-related costs due to an increase in headcount, as we continued to invest in resources to support the growth of our business; partially offset by
•$(0.5) million in marketing and advertising driven by the timing of our promotional event programs.
Comparison of YTD 2022 to YTD 2021
Sales and marketing expense increased by 6.6%, or $3.0 million, to $48.2 million for the nine months ended September 30, 2022 compared with $45.3 million for the prior year period. The change was comprised primarily of:
• $3.3 million in compensation and employee-related costs due to an increase in headcount, as we continued to invest in resources to support the growth of our business; partially offset by
•$(0.4) million in marketing and advertising driven by the timing of our promotional event programs.

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

Comparison of Q3 2022 to Q3 2021
Research and development expense was $5.4 million for each of the three months ended September 30, 2022 and 2021, with no significant changes as compared to the prior year period.
Comparison of YTD 2022 to YTD 2021
Research and development expense decreased by 3.6%, or $0.6 million, to $16.2 million for the nine months ended September 30, 2022 compared with $16.8 million for the prior year period. The change was comprised primarily of compensation and employee-related costs, driven by a larger proportion of our research and development resources being staffed in lower cost locations.
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
Comparison of Q3 2022 to Q3 2021
General and administrative expense increased by 41.1%, or $2.9 million, to $10.0 million for the three months ended September 30, 2022 compared with $7.1 million for the prior year period. The change was comprised primarily of:
•$3.2 million in general and administrative costs associated with the negotiation and execution of the Merger Agreement with CommerceHub and the transactions contemplated by the Merger Agreement; and
•$0.2 million in lease abandonment costs related to right of use lease assets, driven by a reduction in our leased office space; partially offset by
•$(0.3) million in compensation and employee related costs driven by lower variable compensation; and
•$(0.2) million in amortization of intangible assets driven by certain intangible assets becoming fully amortized in the prior year.

Comparison of YTD 2022 to YTD 2021
General and administrative expense increased by 31.2%, or $5.9 million, to $24.7 million for the nine months ended September 30, 2022 compared with $18.8 million for the prior year period. The change was comprised primarily of:
•$3.2 million in general and administrative costs associated with the negotiation and execution of the Merger Agreement with CommerceHub and the transactions contemplated by the Merger Agreement;
•$1.3 million in general and administrative costs driven by the prior year benefit from the decrease in the fair value of acquisition-related contingent consideration;
•$0.8 million in compensation and employee related costs, including stock-based compensation, due to an increase in headcount to support the growth of our business; and
•$0.5 million in lease abandonment costs related to right of use lease assets, driven by a reduction in our leased office space.
ADJUSTED EBITDA

Adjusted EBITDA represents our earnings before interest income (expense), income tax expense (benefit) and depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item. For some periods, we have also adjusted for non-recurring costs, such as merger-related costs, lease abandonment and related costs, headquarters relocation costs and the change in fair value of acquisition-related contingent consideration.
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
Because of these and other limitations, you should consider adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP results. The following table presents a reconciliation of net (loss) income to adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(99)	$3,529	$3,562	$13,546
Adjustments:
Interest (income) expense	(234)	30	(251)	96
Income tax expense (benefit)	2,039	(34)	5,130	(427)
Depreciation and amortization expense	1,497	1,585	4,461	5,064
Total adjustments	3,302	1,581	9,340	4,733
EBITDA	3,203	5,110	12,902	18,279
Stock-based compensation expense	3,379	3,115	9,985	9,739
Transaction costs in connection with CommerceHub merger	3,249	—	3,249	—
Lease abandonment and related costs	179	—	467	—
Headquarters relocation costs	76	—	76	—
Contingent consideration fair value adjustment	—	—	—	(1,313)
Adjusted EBITDA	$10,086	$8,225	$26,679	$26,705
GROSS AND OPERATING MARGINS

Comparison of Q3 2022 to Q3 2021
Gross margin improved by 70 basis points to 76.4% during the three months ended September 30, 2022 compared with 75.7% for the prior year period as a result of the increase in revenue of 4.6% noted above, which exceeded the 1.7% increase in cost of revenue.
Operating margin declined by 460 basis points to 3.9% during the three months ended September 30, 2022 compared with 8.5% for the prior year period due to increases in operating expenses of 12.9%, primarily as a result of costs associated with the negotiation and execution of the Merger Agreement with CommerceHub and an increase in compensation and employee-related costs driven by additional headcount as we invest in resources to support the growth of our business.
Comparison of YTD 2022 to YTD 2021
Gross margin declined by 130 basis points to 75.8% during the nine months ended September 30, 2022 compared with 77.1% for the prior year period as a result of the increase in cost of revenue of 10.8% noted above, which exceeded the 5.2% increase in revenue.
Operating margin declined by 430 basis points to 6.6% during the nine months ended September 30, 2022 compared with 10.9% for the prior year period due to increases in operating expenses and cost of revenue of 10.2% and 10.8%, respectively, primarily as a result of costs associated with the negotiation and execution of the Merger Agreement with CommerceHub and an increase in compensation and employee-related costs driven by additional headcount as we invest in resources to support the growth of our business.

INCOME TAX EXPENSE
At the end of each interim reporting period, we estimate our effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.
Comparison of Q3 2022 to Q3 2021
Income tax expense was $2.0 million for the three months ended September 30, 2022 compared with income tax benefit of $(0.03) million for the prior year period. Refer to Note 9, "Income Taxes," to our condensed consolidated financial statements included in this report for additional information regarding income tax expense.
Comparison of YTD 2022 to YTD 2021
Income tax expense was $5.1 million for the nine months ended September 30, 2022 compared with income tax benefit of $(0.4) million for the prior year period. Refer to Note 9, "Income Taxes," to our condensed consolidated financial statements included in this report for additional information regarding income tax expense.
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
Our principal future commitments consist of non-cancelable leases for our current and future office space and computer equipment, totaling $10.7 million as of September 30, 2022. We believe our future cash flows from operating activities and existing cash balances, together with amounts available under the Credit Facility, will be sufficient to meet these commitments.
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

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents provided by operating activities	$21,971	$26,479
Less: Purchases of property and equipment	(2,871)	(1,125)
Less: Payment of capitalized software development costs	(2,890)	(2,577)
Free cash flow	$16,210	$22,777
Free cash flow decreased by $6.6 million to $16.2 million for the nine months ended September 30, 2022 compared with $22.8 million for the prior year period. The decrease in free cash flow was primarily a result of an increase in operating expenses to support the growth of our business, costs associated with the negotiation and execution of the Merger Agreement with CommerceHub and changes in assets and liabilities, which are further described below.
Operating activities cash flows are largely driven by:
•The amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business;
•The amount and timing of customer payments;
•The seasonality of our business, as noted above, which results in variations in the timing of invoicing and the receipt of payments from our customers; and
•The costs associated with the negotiation and execution of the Merger Agreement with CommerceHub.

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
YTD 2022
Operating Activities
Our cash provided by operating activities of $22.0 million consisted of net income of $3.6 million adjusted for non-cash items totaling $17.2 million, which consisted of stock-based compensation expense, depreciation and amortization expense, bad debt expense and other non-cash items, including lease abandonment costs, and cash increases of $1.2 million from changes in assets and liabilities.
The net increase in cash of $1.2 million resulting from changes in assets and liabilities primarily consisted of:
•a $1.5 million decrease in accounts receivable driven by strong cash collections during the period;
•a $1.2 million increase in accrued expenses and accounts payable driven by the timing of payments to our vendors during the period; and
•a $0.8 million decrease in prepaid expenses and other assets driven by the timing of payments to our vendors during the period. These increases in cash were partially offset by decreases in cash due to:
•a $2.3 million increase in deferred contract costs consisting of sales commissions and a portion of other incentive compensation driven by net bookings performance. These contract costs are deferred and amortized to expense over the expected period of benefit.
Investing Activities
Our cash used in investing activities of $5.8 million consisted of:
•$2.9 million of capitalized software development costs; and
•$2.9 million of capital expenditures primarily related to the purchase of computer equipment.
Financing Activities
Our cash used in financing activities of $27.7 million consisted of:
•$25.0 million in cash used for the repurchase of our common stock; and
•$3.4 million used for the payment of taxes related to the net-share settlement of restricted stock units; partially offset by
•$0.7 million in cash received upon the exercise of stock options.
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
SHARE REPURCHASE PROGRAM
In August 2021, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $25.0 million of our common stock through August 10, 2022. During the nine months ended September 30, 2022, 1,828,604 shares were repurchased and retired under the repurchase program at an average price of $13.67 per share for an aggregate total price of $25.0 million, which completed the share repurchase program authorized in August 2021. There were no repurchases during the three months ended September 30, 2022.
In June 2022, our Board of Directors authorized an additional share repurchase program of up to $25.0 million of our common stock through June 30, 2023. We had not repurchased any shares under the June 2022 authorization as of September 30, 2022. Repurchases may be made from time to time on the open market at prevailing prices, including pursuant to Rule 10b5-1 trading plans, or in negotiated transactions off the market. The share repurchase program does not obligate us to repurchase any particular amount of our shares. In light of our pending merger with CommerceHub, we do not have any current plans to effect share repurchases under the June 2022 authorization.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. Although we have not drawn on our Credit Facility, we may do so in the future which may subject us to risks from changing interest rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage foreign currency exchange risk. During the nine months ended September 30, 2022, there were no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for fiscal 2021.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to litigation and claims arising in the ordinary course of business. Except as set forth below, we are not currently a party to any material legal proceedings and are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.
As of November 7, 2022, five complaints were filed in federal court by purported ChannelAdvisor stockholders regarding the Merger. The first complaint was filed on September 28, 2022, in the United States District Court for the Southern District of New York and is captioned Stein v. ChannelAdvisor Corporation, Case No. 1:22-cv-08282. The second complaint was filed on September 29, 2022, in the United States District Court for the Southern District of New York and is captioned O'Dell v. ChannelAdvisor Corporation, Case No. 1:22-cv-08334. The third complaint was filed on October 25, 2022, in the United States District Court for the Southern District of New York and is captioned Weiss v. ChannelAdvisor Corporation, Case No. 1:22-cv-09129. The fourth complaint was filed on October 26, 2022, in the United States District Court for the District of Delaware and is captioned Ballard v. ChannelAdvisor Corporation, Case No. 1:22-cv-01416-UNA. The fifth complaint was filed on October 28, 2022, in the United States District Court for the Southern District of New York and is captioned Riley v. ChannelAdvisor Corporation, Case No. 1:22-cv-09257. The aforementioned five complaints are collectively referred to as the "Complaints." The Complaints name as defendants ChannelAdvisor and each member of the Board, collectively referred to as the "ChannelAdvisor Defendants." The Complaints allege violations of Section 14(a) of the Exchange Act against all ChannelAdvisor Defendants and allege violations of Section 20(a) of the Exchange Act against the members of the Board in connection with disclosures made by the ChannelAdvisor Defendants related to the Merger. The Complaints seek, among other relief, (i) injunctive relief preventing the consummation of the Merger unless the ChannelAdvisor Defendants disclose certain information requested by the plaintiffs, (ii) rescission and/or rescissory damages in the event the Merger is consummated, and (iii) an award of plaintiffs' expenses and attorneys' fees. The ChannelAdvisor Defendants believe the claims in the Complaints are without merit and intend to vigorously defend the actions.
ITEM 1A. RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 10, 2022, for a detailed discussion of risk factors affecting us. Except for the risks related to our proposed acquisition by CommerceHub set forth below, our risk factors as of the date of this report have not changed materially from those disclosed in our Annual Report on Form 10-K.
Risks Related to Our Proposed Transaction with CommerceHub
Failure to complete, or delays in completing, the proposed transaction with CommerceHub announced on September 6, 2022 could materially and adversely affect our results of operations and our stock price.
On September 4, 2022, we entered into the Merger Agreement with CommerceHub and CH Merger Sub, Inc., a Delaware corporation ("Merger Sub"), pursuant to which, subject to the terms and conditions of the Merger Agreement, if all of the conditions to closing are satisfied or waived, Merger Sub will be merged with and into our company with our company surviving as a wholly owned subsidiary of CommerceHub (the "Merger"). However, the consummation of the Merger is subject to certain closing conditions, some of which are not within our control and may prevent, delay, or otherwise materially adversely affect the completion of the Merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if additional uncertainties may arise and cannot assure you that we will be able to successfully consummate the proposed Merger as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the proposed Merger with CommerceHub to be consummated include, but are not limited to, the following:
•under some circumstances, we may be required to pay a termination fee to CommerceHub of $23 million;
•we have incurred, and will continue to incur, significant transaction costs, including legal, accounting, financial advisory and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether the Merger is consummated;

•we may experience negative reactions from financial markets or the trading price of our common stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;
•the possibility of disruption to our business, including diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us, regardless of whether the Merger is consummated;
•the pendency and outcome of the legal proceedings that have been or may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Merger Agreement; and
•under the Merger Agreement, we are generally required to conduct our business in the ordinary course, which could adversely impact our business, operating results and our stock price and our perceived acquisition value, regardless of whether the Merger is completed.
The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition, and our stock price. There can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, financial conditions, results of operations or cash flows and if certain events occur, such as payment of the termination fee to CommerceHub or an increase in significant transaction costs in connection with the proposed Merger, our cash balances could be materially and adversely impacted and our options for sources of financing or refinancing could be more limited than if we had not pursued the proposed Merger.
Uncertainty about the Merger or negative publicity related to the Merger may adversely affect relationships with our customers, suppliers and employees, whether or not the merger is completed.
In response to the announcement of the Merger, our existing or prospective customers, vendors, suppliers, landlords and other business partners may:
•delay, defer, or cease their agreements or arrangements with, or providing products or services to us;
•delay or defer other decisions concerning us; or
•seek alternative relationships with third parties or otherwise seek to change the terms on which they do business with us.
Potential adverse effects on our relationships with our current customers, suppliers and other business partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Merger could materially harm our business.
In addition, as a result of the Merger, there may be potential adverse effects on our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Merger. Key employees may depart because of issues relating to such uncertainty or a desire not to remain with CommerceHub following the completion of the Merger.
The pendency of the Merger may result in negative publicity and other adverse public statements about us and the Merger. Such negative publicity or adverse public statements, may also result in investigations by regulatory authorities, legislators and law enforcement officials or in legal claims. Addressing any adverse publicity, governmental scrutiny, investigation or enforcement or other legal proceedings is time consuming and expensive and can divert the time and attention of our senior management from the day-to-day operation of our business and execution of our other strategic initiatives. Further, regardless of the factual basis for the assertions being made or the ultimate outcome of any investigation or proceeding, any negative publicity can have an adverse impact on our reputation and on the morale and performance of our employees and on our relationships with regulatory authorities. It may also have an adverse impact on our ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on our business, financial condition, and results of operations.
Losses of customers or other important strategic relationships from any of the events described above could have a material adverse effect on our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals or the approval of our stockholders.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect a business combination with us.
The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to solicit, initiate, or knowingly facilitate, or knowingly encourage any proposal or offer that constitutes, or would reasonably be expected to lead to, an alternative transaction or engage in, continue or otherwise participate in any negotiations or discussions regarding, or furnish information in response to inquiries with respect to, an alternative transaction. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering or proposing an acquisition.
Lawsuits have been, and may continue to be, filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.
Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, CommerceHub, CommerceHub's board of directors, and others in connection with the transactions contemplated by the Merger Agreement. As of November 7, 2022, five complaints were filed in federal court by purported ChannelAdvisor stockholders regarding the Merger. The first complaint was filed on September 28, 2022, in the United States District Court for the Southern District of New York and is captioned Stein v. ChannelAdvisor Corporation, Case No. 1:22-cv-08282. The second complaint was filed on September 29, 2022, in the United States District Court for the Southern District of New York and is captioned O'Dell v. ChannelAdvisor Corporation, Case No. 1:22-cv-08334. The third complaint was filed on October 25, 2022, in the United States District Court for the Southern District of New York and is captioned Weiss v. ChannelAdvisor Corporation, Case No. 1:22-cv-09129. The fourth complaint was filed on October 26, 2022, in the United States District Court for the District of Delaware and is captioned Ballard v. ChannelAdvisor Corporation, Case No. 1:22-cv-01416-UNA. The fifth complaint was filed on October 28, 2022, in the United States District Court for the Southern District of New York and is captioned Riley v. ChannelAdvisor Corporation, Case No. 1:22-cv-09257. The aforementioned five complaints are collectively referred to as the "Complaints." The Complaints name as defendants ChannelAdvisor and each member of the Board, collectively referred to as the "ChannelAdvisor Defendants." The Complaints allege violations of Section 14(a) of the Exchange Act against all ChannelAdvisor Defendants and allege violations of Section 20(a) of the Exchange Act against the members of the Board in connection with disclosures made by the ChannelAdvisor Defendants related to the Merger. The Complaints seek, among other relief, (i) injunctive relief preventing the consummation of the Merger unless the ChannelAdvisor Defendants disclose certain information requested by the plaintiffs, (ii) rescission and/or rescissory damages in the event the Merger is consummated, and (iii) an award of plaintiffs' expenses and attorneys' fees. The ChannelAdvisor Defendants believe the claims in the Complaints are without merit and intend to vigorously defend the actions.
The outcome of litigation is uncertain, and we may not be successful in defending against the current claims or any such future claims. Lawsuits that have been or may be filed against us, our board of directors, CommerceHub, or CommerceHub’s board of directors could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, result in substantial costs to us, and otherwise adversely affect our business, results of operations and financial condition.
The ability to complete the Merger is subject to the receipt of consents and approvals from government entities and other potential challenges, that may result in a delay, prohibition or abandonment of the Merger.
Completion of the Merger is conditioned upon, among other things, the expiration or termination of the required waiting periods (and any extension thereof) applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, or the HSR Act, and the absence of a Legal Restraint that has the effect of enjoining or prohibiting the Merger. In deciding whether to grant antitrust approvals, the United States Federal Trade Commission, or the FTC, or the Department of Justice Antitrust Division, or DOJ, and other regulatory agencies will consider the effect of the Merger on competition. The FTC, DOJ, or other regulatory agencies may condition their approval of the Merger on CommerceHub's or our agreement to various requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of CommerceHub's business following the Merger. We cannot provide any assurance that we or CommerceHub will obtain the necessary approvals and that no Legal Restraint will be imposed. In addition, these requirements, limitations, costs, divestitures, or restrictions may result in the delay or abandonment of the Merger.
As previously disclosed in a Form 8-K filed October 20, 2022, at 11:59 p.m., Eastern Time, on October 19, 2022, the waiting period applicable to the Merger under the HSR Act expired. Accordingly, the portion of the conditions to the Merger relating to the expiration or termination of the waiting period under the HSR Act has been satisfied. The Merger continues to be subject to the remaining conditions set forth in the Merger Agreement.

At any time before or after consummation of the Merger, notwithstanding the termination or expiration of the waiting period under the HSR Act, the FTC, DOJ, or state or foreign entities could take such action under the antitrust or competition laws as it deems necessary or desirable in the public interest, including seeking to enjoin the completion of the Merger, seeking divestiture of substantial assets of one or both of the parties, requiring the parties to license or hold separate assets or terminate existing relationships and contractual rights, or requiring the parties to agree to other remedies. Private parties may also seek to take legal action under the antitrust laws under certain circumstances, including by seeking to intervene in the regulatory process or litigate to enjoin or overturn regulatory approvals, any of which actions could significantly impede or even preclude obtaining required regulatory approvals, or otherwise result in a delay or the Merger being prohibited. We cannot be certain that a challenge to the Merger will not be made or that, if a challenge is made, we will prevail.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document

2.1	^
Agreement and Plan of Merger, dated as of September 4, 2022, by and among CommerceHub, Inc., a Delaware corporation, and CH Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of CommerceHub, Inc., and the Registrant (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K (File No. 001-35940), filed with the Securities and Exchange Commission on September 6, 2022).

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
^    Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.

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

CHANNELADVISOR CORPORATION

Date:	November 7, 2022	By:	/s/ Richard F. Cornetta
Richard F. Cornetta
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)